Form 10KSB
period 1995-12-31
MEDIVEST INC
filed 1997-10-07
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1995
                               -----------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No.  1-10077
                                            -----------

                                MEDIVEST, INC.
                                --------------
              (Name of Small Business Issuer in its Charter)

         UTAH                                            87-0401761
         ----                                            ----------
(State or Other Jurisdiction of                     (I.R.S. Employer I.D. No.)
 incorporation or organization)

                            3646 West 2100 South
                        Salt Lake City, Utah  84120
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 972-9090


                       175 South Main Street, Suite 800
                          Salt Lake City, Utah 84111
                                    ---
       (Former Name or Former Address, if changed since last Report)

Securities Registered under Section 12(b) of the Exchange Act:   None
Name of Each Exchange on Which Registered:                       None
Securities Registered under Section 12(g) of the Exchange Act:   Common

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1996 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     September 15, 1997 - $578. There are approximately 578,295 shares of common voting stock of the Company held by non-affiliates. Because there has been no "established trading market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court.  Yes  X        No
                                                      ----         ----

                 (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                           September 15, 1997

                                *1,301,305

     * The following events occurred subsequent to the end of the Company's most recent calendar year, to-wit:

          On February 18, 1997, an aggregate total of 6,269 "unregistered" and "restricted" shares of common stock of the Company were issued to two creditors in satisfaction of outstanding indebtedness of the Company at a compromise of approximately ten cents on the dollar. These shares are included in the present number of outstanding shares of common stock of the Company indicated in this Report.

          On September 5, 1997, the Company authorized the issuance of 700,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to two of its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each (these shares are included in the present number of outstanding shares of common stock of the Company indicated in this Report); and also adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of the Company, or approximately 130,000 shares. These shares have not been included in the present number of outstanding shares of common stock of the Company indicated in this Report.

          On September 7, 1997, 55,251 shares which had been issued and were not fully paid were delivered to the Company for cancellation.
          The Company intends to bring legal action against two other stockholders seeking to cancel an additional 110,502 shares of common stock of the Company which management believes were issued for no consideration. These shares are included in the present number of outstanding shares of common stock of the Company indicated in this Report.

                          DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Medivest, Inc. (the "Company") was incorporated under the laws of the State of Utah on November 10, 1983, and from its inception and until the filing of bankruptcy proceedings in 1989, it was engaged in the development, manufacture and sale of medical products and medical-related transportation services. These operations were unsuccessful, and the Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993. See Item 3 of this Report.

     The Company was initially organized for the purpose of seeking investment opportunities with companies engaged in the business of developing, manufacturing, marketing and selling medical products for the healthcare industry.

     Effective May 6, 1985, the Company offered and sold to bona fide residents of the State of Utah, a total of 2,500,000 shares of one mill ($0.001) par value common voting stock at an offering price of $0.01 per share, pursuant to Rule 504 of Regulation D promulgated by the Securities and Exchange Commission (the "Commission") under the Securities Act of 1933, as amended. The shares of common stock offered and sold were registered for sale with the Utah Securities Division (the "Division") for distribution to residents of Utah pursuant to an Application for Registration under Section 61-1-10 of the Utah Uniform Securities Act and Rule 10.2-1 of the Division. Net proceeeds from the offering were $24,675, after deduction of associated costs. Further historical information regarding the Company is contained in the Company's Form 10 Registration Statement filed with the Commission on or about May 13, 1988, and which is incorporated herein by reference. See Item 13 of this Report.

     Except as outlined below, the Company has engaged in no material business operations since the filing of its bankruptcy proceedings in 1989.

     During the pendency of its bankruptcy proceedings, the Company was involuntarily dissolved in the State of Utah for failure to file its annual report for 1990. It was reinstated by Order of the Third District Court of the State of Utah on August 24, 1995. See Item 3 of this Report.

     On October 2, 1995, the Board of Directors of the Company unanimously resolved to effect a reverse split of its common stock on the basis of one share for approximately 43.74 shares, effective October 12, 1995, with no stockholder's holdings to be reduced to less than one share, and with all fractions being rounded up to the nearest whole share. Unless otherwise stated, all references below with respect to shares of common stock of the Company take into account this reverse split.

     On such date, the Board of Directors further resolved to amend the Company's Bylaws to exempt it from the provisions of the Utah Control Share Acquisitions Act (the "Acquisitions Act"). The Acquisitions Act, which applies only to certain types of publicly-held corporations, provides that "control shares" acquired under certain circumstances shall have the same voting rights as they had before the acquisition only to the extent that the stockholders of the corporation have approved such rights. The Acquisitions Act also gives dissenter's rights to the stockholders in the event that full voting rights are accorded to shares acquired in a "control share acquisition" and the acquiring person has acquired "control shares" with at least a majority of all voting power. Section 61-6-6 permits a corporation's articles of incorporation or bylaws to provide for an exemption from the Acquisitions Act. The net effect of the Company's exemption from the Acquisitions Act is to remove the need for stockholder approval of acquisitions of controlling interests in the Company.

     On or about December 23, 1996, the Company borrowed $35,000 from a non-affiliated entity pursuant to a Promissory Note bearing interest at the rate of 18% per annum, with such Note becoming due and payable upon the closing of a reorganization, acquisition, merger or similar transaction involving the Company, or one year from the date of the Note, whichever is sooner. These funds were utilized by the Company to settle outstanding liabilities of creditors not discharged in its bankruptcy proceedings, to pay back taxes, and costs associated with these negotiations and settlements and auditing fees. The Board of Directors also resolved to issue 150,000 shares of the Company's common stock to this entity pursuant to Regulation S of the Commission as soon as practicable after the Company becomes current in its reporting obligations with the Commission and subject to the execution and delivery of a Regulation
S Subscription Agreement satisfactory to counsel for the Company.   The
issuance of such shares will constitute prepayment of finance charges on the above-referenced Note. The Note was executed by John M. Williams, the Company's President, on December 23, 1996. As of the date of this Report, these shares have not been issued, but they are deemed to be outstanding. See
Item 11 of this Report.

     The liabilities reflected in the Company's financial statements as "Other Liabilities," and amounting to $276,825, were compromised at approximately ten cents on the dollar in cash and the issuance of 6,269 "unregistered" and "restricted" shares of the Company's $0.001 par value common stock to two of the remaining creditors from the Company's bankruptcy proceedings. $117,594 of these liabilities were compromised in the fourth quarter of 1996, and the remaining $159,231 of these liabilities were compromised during the first two quarters of 1997. See "Note 9 - Subsequent Event," of the audited financial statements of the Company for the years ended December 31, 1996 and 1995, copies of which were attached to and incorporated by reference into the Company's 10-KSB Annual Report for the year ended December 31, 1996, and which are incorporated herein by reference. See Item 13 of this Report.

     On September 5, 1997, the Company authorized the issuance of 700,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to two its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each; and also adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of
the Company, or approximately 130,000 shares.   These shares have not been
included in the present number of outstanding shares of common stock of the Company indicated in this Report. See Item 11 of this Report.

Business.
---------

Other than the above-referenced matters and seeking and investigating potential assets, properties or businesses to acquire, the Company has had no business operations for the past five calendar years. To the extent that the Company intends to continue to seek the acquisition of assets, property or business that may benefit the Company and its stockholders, it is essentially a "blank check" company. Because the Company has limited assets and conducts no business, management anticipates that any such acquisition would require it to issue shares of its common stock as the sole consideration for the acquisition. This may result in substantial dilution of the shares of current stockholders. The Company's Board of Directors shall make the final determination whether to complete any such acquisition; the approval of stockholders will not be sought unless required by applicable laws, rules and regulations, its Articles of Incorporation or Bylaws, or contract. The Company makes no assurance that any future enterprise will be profitable or successful.

     The Company is not currently engaging in any substantive business activity and has no plans to engage in any such activity in the foreseeable future. In its present form, the Company may be deemed to be a vehicle to acquire or merge with a business or company. The Company does not intend to restrict its search to any particular business or industry, and the areas in which it will seek out acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. The Company recognizes that the number of suitable potential business ventures that may be available to it may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of entities, regardless of their prospects, would require the Company to issue a substantial number of shares of its common stock to complete any such acquisition, reorganization or merger, usually amounting to between 80 and 95 percent of the outstanding shares of the Company following the completion of any such transaction; accordingly, investments in any such private entity, if available, would be much more favorable than any investment in the Company.

     In the event that the Company engages in any transaction resulting in a change of control of the Company and/or the acquisition of a business, the Company will be required to file with the Commission a Current Report on Form 8-K within 15 days of such transaction. A filing on Form 8-K also requires the filing of audited financial statements of the business acquired, as well as pro forma financial information consisting of a pro forma condensed balance sheet, pro forma statements of income and accompanying explanatory notes.

     Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

     Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

      Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to the Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

     The Company is unable to predict the time as to when and if it may actually participate in any specific business endeavor. The Company anticipates that proposed business ventures will be made available to it through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, the Company may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which the Company eventually participates. Such persons may include the Company's directors, executive officers, beneficial owners or their affiliates. In this event, such fees may become a factor in negotiations regarding a potential acquisition and, accordingly, may present a conflict of interest for such individuals.

     Although the Company has not identified any potential acquisition target, the possibility exists that the Company may acquire or merge with a business or company in which the Company's executive officers, directors, beneficial owners or their affiliates may have an ownership interest. Current Company policy does not prohibit such transactions. Because no such transaction is currently contemplated, it is impossible to estimate the potential pecuniary benefits to these persons.

     Further, substantial fees are often paid in connection with the completion of these types of acquisitions, reorganizations or mergers, ranging from a small amount to as much as $250,000. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may present a conflict of interest for such individuals.

Principal Products and Services.
--------------------------------

     The limited business operations of the Company, as now contemplated, involve those of a "blank check" company. The only activities to be conducted by the Company are to manage its current limited assets and to seek out and investigate the acquisition of any viable business opportunity by purchase and exchange for securities of the Company or pursuant to a reorganization or merger through which securities of the Company will be issued or exchanged.

Distribution Methods of the Products or Services.
-------------------------------------------------

     Management will seek out and investigate business opportunities through every reasonably available fashion, including personal contacts, professionals, securities broker dealers, venture capital personnel, members of the financial community and others who may present unsolicited proposals; the Company may also advertise its availability as a vehicle to bring a company to the public market through a "reverse" reorganization or merger.

Status of any Publicly Announced New Product or Service.
--------------------------------------------------------

     None; not applicable.

Competitive Business Conditions.
--------------------------------

     Management believes that there are literally thousands of "blank check" companies engaged in endeavors similar to those engaged in by the Company; many of these companies have substantial current assets and cash reserves. Competitors also include thousands of other publicly-held companies whose business operations have proven unsuccessful, and whose only viable business opportunity is that of providing a publicly-held vehicle through which a private entity may have access to the public capital markets. There is no reasonable way to predict the competitive position of the Company or any other entity in the strata of these endeavors; however, the Company, having limited assets and cash reserves, will no doubt be at a competitive disadvantage in competing with entities which have recently completed IPO's, have significant cash resources and have recent operating histories when compared with the complete lack of any substantive operations by the Company for the past several years.

Sources and Availability of Raw Materials and Names of Principal
Suppliers.
-----------

     None; not applicable.

Dependence on One or a Few Major Customers.
-------------------------------------------

     None; not applicable.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty
Agreements or Labor Contracts.
------------------------------

     None; not applicable.

Need for any Governmental Approval of Principal Products or
Services.
---------

     Because the Company currently produces no products or services, it is not presently subject to any governmental regulation in this regard. However, in the event that the Company engages in a merger or acquisition transaction with an entity that engages in such activities, it will become subject to all governmental approval requirements to which the merged or acquired entity is subject.

Effect of Existing or Probable Governmental Regulations on
Business.
---------

     The integrated disclosure system for small business issuers adopted by the Commission in Release No. 34-30968 and effective as of August 13, 1992, substantially modified the information and financial requirements of a "Small Business Issuer," defined to be an issuer that has revenues of less than $25 million; is a U.S. or Canadian issuer; is not an investment company; and if a majority-owned subsidiary, the parent is also a small business issuer; provided, however, an entity is not a small business issuer if it has a public float (the aggregate market value of the issuer's outstanding securities held by non-affiliates) of $25 million or more.

     The Commission, state securities commissions and the North American Securities Administrators Association, Inc. ("NASAA") have expressed an interest in adopting policies that will streamline the registration process and make it easier for a small business issuer to have access to the public capital markets. The present laws, rules and regulations designed to promote availability to the small business issuer of these capital markets and similar laws, rules and regulations that may be adopted in the future will substantially limit the demand for "blank check" companies like the Company, and may make the use of these companies obsolete.

Research and Development.
-------------------------

     None; not applicable.

Cost and Effects of Compliance with Environmental Laws.
-------------------------------------------------------

     None; not applicable. However, environmental laws, rules and regulations may have an adverse effect on any business venture viewed by the Company as an attractive acquisition, reorganization or merger candidate, and these factors may further limit the number of potential candidates available to the Company for acquisition, reorganization or merger.

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and certain prepaid assets, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, John M. Williams, and are currently provided at no cost. Because the Company has has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

Item 3.  Legal Proceedings.
         ------------------

     The Company is not a party to any pending legal proceeding. To the knowledge of management, no federal, state or local governmental agency is presently contemplating any proceeding against the Company. No director, executive officer or affiliate of the Company or owner of record or beneficially of more than five percent of the Company's common stock is a party adverse to the Company or has a material interest adverse to the Company in any proceeding.

     The Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993.

     During the pendency of its bankruptcy proceedings, the Company was involuntarily dissolved in the State of Utah for failure to file its annual report for 1990. It was reinstated by Order of the Third District Court of the State of Utah on August 24, 1995.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

          No matter was submitted to a vote of the Company's security holders during the fourth quarter of the calendar year covered by this Report or during the two previous calendar years. Further, there have been no meetings of stockholders since the Company's bankruptcy in 1989.


                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no established "public market" for shares of common stock of the Company. The Company intends to submit for quotations on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 453.

Dividends
---------

     The Company has not declared any cash dividends with respect to its common stock and does not intend to declare dividends in the foreseeable future. The future dividend policy of the Company cannot be ascertained with any certainty, and until the Company completes any acquisition, reorganization or merger, as to which no assurance may be given, no such policy will be formulated. There are no material restrictions limiting, or that are likely to limit, the Company's ability to pay dividends on its common stock.

Item 6.  Management's Discussion and Analysis or Plan of Operation.
         ----------------------------------------------------------

Plan of Operation.
------------------

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders and, in the event of such a transaction, to repay the note in the amount of $35,000 to the non-affiliated party as discussed in Part I, Item 1 of this Report. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for such acquisition.

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources, and, in the event of the completion of a reorganization, payment of the non-affiliated party's note. As of December 31, 1995, it had cash and cash equivalents of $23,425, most of which was expended in 1996, to compromise outstanding debt remaining from the Company's bankruptcy proceedings and to pay associated costs. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in
an arm's length transaction.   As of the date of this Report, the Company is
not engaged in any negotiations with any person regarding any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations in the two most recent calendar years, or since its bankruptcy proceedings in 1989.

     At December 31, 1995 and 1994, the Company had no assets, and liabilities of $285,458 and $279,457, respectively. See the Index to Financial Statements, Item 7 of this Report.

     The Company had no revenues or operations during these years.

Liquidity.
---------

     The Company had no liquidity during these years. During the fourth quarter of 1996, the Company obtained a loan from a non-affiliated party in the amount of $35,000, which funds were utilized to compromise outstanding liabilities at approximately ten cents on the dollar. See the Company's 10-KSB Annual Report for the year ended December 31, 1996; see Item 13 hereof.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1995 and 1994

          Independent Auditors' Report

          Balance Sheets - December 31, 1995 and 1994

          Statements of Operations for the years ended
          December 31, 1995 and 1994

          Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994

          Statements of Cash Flows for the years ended
          December 31, 1995 and 1994

          Notes to the Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
---------------------

           There have been no changes in the Company's principal independent accountant in the past two calendar years or as of the date of this Report.

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

Identification of Directors and Executive Officers
--------------------------------------------------

     The following table sets forth the names of all current directors and executive officers of the Company. These persons will serve until the next annual meeting of the stockholders or until their successors are elected or appointed and qualified, or their prior resignation or termination.



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

John M. Williams      President        3/89           *
                      Vice President  10/86           *
                      Director        10/86           *

William R. Stoddard   Secretary       10/86           *
                      Treasurer       10/86           *
                      Director        10/86           *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     John M. Williams. President, Vice President and Director. Mr. Williams is 47 years of age. He graduated from the University of Utah in 1973 with a degree in accounting. In addition to his involvement with the Company, Mr. Williams has been an officer and director of Cyclopss Corporation, a publicly-held corporation whose securities are registered under Section 12(g) of the
Securities Act of 1933, as amended.

     William A. Stoddard. Secretary/Treasurer and Director. Mr. Stoddard, age 46, has been a director and executive officer of the the Company since 1986. In addition, he is a director and executive officer of Cyclopss Corporation.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     There are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.


Involvement in Certain Legal Proceedings.
-----------------------------------------

     Except as stated above, during the past five years, no director, person nominated to become a director, executive officer, promoter or control person of the Company:

     (1) was a general partner or executive officer of any business against which any bankruptcy petition was filed, either at the time of the bankruptcy or two years prior to that time;

     (2) was convicted in a criminal proceeding or named subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

     (3) was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

     (4) was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     No reports required to be filed during the preceding two calendar years or since the bankruptcy proceedings of the Company in 1989 which were required to be filed by directors of executive officers of the Company have not been timely filed; immediately prior to or simultaneous with the filing of this Report, John M. Williams and Williams R. Stoddard filed Forms 4 with the Commission respecting the issuance of the additional 350,000 shares of "unregistered" and "restricted" shares of common stock of the Company to each of them as outlined under the caption "Business Development" of Item 1, Part I of this Report.

Item 10. Executive Compensation.
         -----------------------

     The following table sets forth the aggregate compensation paid by the Company for services rendered during the periods indicated:


                    SUMMARY COMPENSATION TABLE


                                       Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
John M.
Williams,   12/31/94    0     0     0     0      0     0   0
President,  12/31/95    0     0     0     0      0     0   0
V.P. and    12/31/96    0     0     0     0      0     0   *
Director

William R.
Stoddard,   12/31/94    0     0     0     0      0     0   0
Secretary/  12/31/95    0     0     0     0      0     0   0
Treasurer,  12/31/96    0     0     0     0      0     0   *
Director


     * On September 5, 1997, the Company authorized the issuance of 700,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to two of its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each. See the caption "Business Development" of Item 1, Part I, and Item 11, Part III of this Report

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1996, 1995, or 1994, or the period ending on the date of this Report.

Compensation of Directors.
--------------------------

     There are no standard arrangements pursuant to which the Company's directors are compensated for any services provided as director. No additional amounts are payable to the Company's directors for committee participation or special assignments.

     There are no arrangements pursuant to which any of the Company's directors was compensated during the Company's last completed calendar year for any service provided as director.

Employment Contracts and Termination of Employment and
Change-in-Control Arrangements.
-------------------------------

     There are no employment contracts, compensatory plans or arrangements, including payments to be received from the Company, with respect to any director or executive officer of the Company which would in any way result in payments to any such person because of his or her resignation, retirement or other termination of employment with the Company or any subsidiary, any change in control of the Company, or a change in the person's responsibilities following a change in control of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 1,301,305 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class (1)
----------------     ------------------           --------


John M. Williams              363,797             27.9%
2467 E. Kentucky Ave.
Salt Lake City, Utah
84117

William R. Stoddard           359,213             27.6%
6504 South 2300 East
Salt Lake City, Utah
84121


Cicero Cinzano Ltd.(2)        150,000             11.5%
P. O. Box 2097
Third Floor, Genesis Bldg.
Georgetown, Grand Cayman
B.W.I.
                              -------              ----

                              873,010              67.0%

     (1) The Company adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of the Company, or
          approximately 130,000 shares.   These shares have not
          been included in the present number of outstanding shares of common stock of the Company indicated in this Report.

     (2) Cicero Cinzano Ltd. ("Cicero Cinzano") is the non-affiliated party who loaned the Company the $35,000 to assist it in compromising and settling outstanding
          debts remaining from its bankruptcy in the last
          quarter of 1996.   The Company agreed to issue 150,000
          shares of its common stock to Cicero Cinzano under Regulation S of the Commission as a pre-payment of interest. See the caption "Business Development" of
          Item 1, Part I of this Report. As current members of management presently own in excess of a majority of the outstanding voting securities of the Company and have no affiliation whatsoever with Cicero Cinzano, Cicero Cinzano is not deemed to be an "affiliate" of the Company, despite beneficially owning 11.5% of the outstanding voting securities of the Company.


Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:



                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------

John M. Williams               363,797            27.9%
2467 E. Kentucky Ave.
Salt Lake City, Utah
84117

William R. Stoddard            359,213            27.6%
6504 South 2300 East
Salt Lake City, Utah
84121

                                -------           ------

All directors and executive
officers as a group            723,010             55.5%
(2 persons)


     * The Company adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of the Company, or
          approximately 130,000 shares.   These shares have not
          been included in the present number of outstanding shares of common stock of the Company indicated in this Report.

     See Item 9 of this Report for information concerning the offices or other capacities in which the foregoing persons serve with the Company.

Changes in Control.
-------------------

     There are no present arrangements or pledges of the Company's securities which may result in a change in control of the Company.

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report regarding the loan of Cicero Cinzano.

Certain Business Relationships.
-------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report regarding the loan of Cicero Cinzano.

Indebtedness of Management.
---------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report regarding the loan of Cicero Cinzano.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 1 of this Report regarding the loan of Cicero Cinzano.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------
          None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 27                Financial Data Schedule


DOCUMENTS INCORPORATED BY REFERENCE

     Form 10 Registration Statement filed with the Commission on or about May 13, 1988.

     Form 8-K Current Report dated April 12, 1989.

     Form 10-KSB Annual Report for the year ended December 31, 1996.






                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MEDIVEST, INC.



Date: 9/22/97                           /s/  John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.



Date: 9/22/97                            /s/  John M. Williams
                                         President, Vice President and
                              Director


Date: 9/22/97                            /s/  William R. Stoddard
                                         Secretary/Treasurer and Director

                              MEDIVEST, INC.
                        (A Development Stage Company)

                        INDEPENDENT AUDITOR'S REPORT

                         DECEMBER 31, 1995 AND 1994

 ROBISON, HILL & CO. [letterhead]
 A PROFESSIONAL CORPORATION

                         INDEPENDENT AUDITOR'S REPORT

Board of Directors
Medivest, Inc.
(a Development Stage Company)

       We have audited the accompanying balance sheets of Medivest, Inc., (A development Stage Company) as of December 31, 1995 and 1994, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medivest, Inc., (A Development Stage Company) as of December 31, 1995 and 1994 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                  Respectfully submitted,

                                  /s/Robison, Hill & Co.
                                  Certified Public Accountants


Salt Lake City, Utah
June 21, 1996

                              MEDIVEST, INC.
                       (A Development Stage Company)
                              BALANCE SHEETS
                        December 31, 1995 and 1994
                                                   1995         1994
 Assets                                          $   -        $   -

 Liabilities and Stockholders' Equity
 Liabilities
   Accounts Payable                              $ 8,633      $ 2,632
   Other Liabilities                             276,825      276,825
      Total Liabilities                          285,458      279,457

 Stockholders' Equity
    Common Stock, authorized
    50,000,000 shares of
    $.001 par value, issued
    and outstanding 500,287                       21,870       21,870

    Additional Paid in Capital                 1,569,304    1,569,304
    Previous Retained Deficit                 (1,867,999)  (1,867,999)
    Deficit Accumulated During
      Development Stage                           (8,633)      (2,632)

         Total Stockholders' Equity             (285,458)    (279,457)

 Total Liabilities and Stockholders' Equity    $     -      $     -

The accompanying notes are an integral part of these financial statements.

                                    MEDIVEST, INC.
                            (A Development Staqe Company)
                              STATEMENTS OF OPERATIONS
                    FOR THE YEARS ENDED December 31, 1995 and 1994
                                                              Cumulative
                                                                 Since
                                                               Inception
                                                                   of
                                  December 31,  December 31,  Development
                                     1995          1994          Stage
 Revenues                           $   -         $   -        $   -
   Total Revenue                        -             -            -

 Expenses

   Stock Transfer Fees                  -             -            -
   Professional Fees                  6,001         2,632        8,633

     Total Expenses                   6,001         2,632        8,633

 Net Loss                           $ 6,001       $ 2,632      $ 8,633

Weighted Average Shares
 outstanding                        500,287       500,287

Net Loss Per Share                 $ .01200      $ .00526

The accompanying notes are an integral part of these financial statements.

                                 MEDIVEST, INC.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                 FOR THE YEARS ENDED December 31, 1995 and 1994
                                                                Deficit
                                                              Accumulated
                                       Additional                During
                        Common Stock     Paid-in   Retained   Development
                       Shares  Amount    Capital    Deficit      Stage
 Balance at
   December 31, 1993 500,287 $ 21,870 $1,569,304 $(1,867,999) $     -

   Net Loss              -        -          -        (2,632)    (2,632)

 Balance at
   December 31, 1994 500,287   21,870  1,569,304  (1,870,631)    (2,632)

   Net Loss              -        -          -        (6,001)    (6,001)

 Balance at
   December 31, 1995 500,287 $ 21,870 $1,569,304 $(1,876,632)  $ (8,633)

The accompanying notes are an integral part of these financial statements.

                               MEDIVEST, INC.
                       (A Development Staqe Company)
                          STATEMENTS OF CASH FLOWS
               FOR THE YEARS ENDED December 31, 1995 and 1994
                                                             Cumulative
                                                                Since
                                                              Inception
                                                                  of
                                 December 31,  December 31,  Development
                                    1995          1994          Stage
Cash Flows From Operatinq

 Net cash Used by Operating
  Activities                      $    -        $    -         $    -

Cash Flows From Investing
  Activities                           -             -              -

Net Cash Used by Investing Activities  -             -              -

Cash Flows From Financing Activities

Net Cash Provided by Financing
 Activities                            -             -              -

Net Increase (Decrease) in Cash and
 Cash Equivalents                      -             -              -

Cash and Cash Equivalents at Beginning
 of Year                               -             -              -

Cash and Cash Equivalents at End of
 Year                              $   -         $   -           $  -

Reconciliation of Net Loss to cash
Provided (used) by operating
Activities
 Net Loss                          $(6,001)      $(2,632)       $(8,633)

Chanqes in Assets and Liabilities
 Accounts Payable                    6,001         2,632          8,633

 Net cash Used by Operating
  Activities                       $   -         $   -          $   -

The accompanying notes are an integral part of these financial statements.

                                     MEDIVEST. INC.
                             (A Development Staqe Company)
                           NOTES TO THE FINANCIAL STATEMENTS
                               December 31, 1995 and 1994

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     This summary of accounting policies for Medivest, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Orqanization and Basis of Presentation

     The Company was incorporated under the laws of the State of Utah on November 10, 1983. The Company was involuntarily dissolved on May 1, 1991, for failure to file its annual report. The Corporate charter was reinstated on March 21, 1995. The Company is in the development stage, and has not commenced planned principal operations.

Nature of Business

     The Company intends to acquire interests in various business opportunities, which in the opinion of management will provide a profit to the Company.

Cash and Cash Eguivalents

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings per Share

     Earnings per share are based upon the weighted average number of common shares outstanding during each year. Fully diluted earnings per share are not presented because they are antidilutive.

Income Taxes

     The Company has implemented the provisions of SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 requires that income taxes be computed using the liability method. Deferred taxes are determined based on the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

     Certain reclassifications have been made in the 1994 financial statements to conform with the 1995 presentation.

NOTE 2 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $195,395 and $195,000 for the years ended December 31, 1995 and 1994, respectively, are the result of net operating losses.

     The company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                             as at December 31
                                           1995             1994
 Future deductible temporary differences
 related to net operating losses           $ 195,395   $ 195,000

 Valuation allowance                        (195,395)   (195,000)

 Net deferred income tax asset             $     -     $     -

     As of December 31, 1995, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $1,300,000 available to offset future taxable income. This net operating loss carryforward expires at various dates between December 31, 2003 and 2010. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $195,395 as of December 31, 1995, resulting from net operating losses carryforward.

     The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below.

                                            For the Years Ended
                                               December 31,

                                              1995       1994
 Benefit at the federal statutory rate
 of 15%                                     $  900      $ 395

 Utilization of net operating loss
 carryforward                                 (900)      (395)

                                            $  -        $ -

NOTE 3 - UNCERTAINTY REGARDING COMPANY'S ABILITY TO CONTINUE AS A GOING
CONCERN

     The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

     As of December 31, 1995 and 1994 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

Note 5 - EMERGENCE FROM BANKRUPTCY

     On June 15, 1993, the Company emerged from bankruptcy. The other liabilities included in the balance sheet reflect unpaid claims from the bankruptcy subject to compromise.

Note 6 - REVERSE STOCK SPLIT

     On October 2, 1995, the Board of Directors authorized a reverse 1 for 43.74 stock split, thereby decreasing the number of issued and outstanding shares to 500,287. Common stock authorized shares and par value amounts were not affected. All references in the accompanying financial statements to the number of common shares issued and outstanding for 1994 have been restated to reflect the stock split.