Form 10QSB
period 1996-09-30
MEDIVEST INC
filed 1997-10-07
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1996
                           ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

                        Commission File No. 1-10077
                                            -------
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

                                    N/A
                                    ---
       (Former Name or Former Address, if changed since last Report)

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     (1)   Yes  X    No            (2)   Yes  X    No
               ---      ---                  ---      ---

               (ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                       DURING THE PAST FIVE YEARS)

     Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No
                                                      ---    ---
                   (APPLICABLE ONLY TO CORPORATE ISSUERS)

          State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date:

                             September 15, 1997

                           Common- 1,301,305 shares*

* See Item 5 of this Report.


                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of any "Documents Incorporated by Reference" is contained in Item 6 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                  PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

          The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                                MEDIVEST, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS
                                         (Unaudited)
                                        September 30,    December 31,
                                           1996              1995
Assets
Total Assets                            $        -     $        -

                  Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                    $   10,383     $    8,633
    Other Liabilities                      276,825        276,825

     Total Liabilities                     287,208        285,458

  Stockholders' Equity

    Common Stock, authorized
      50,000,000 shares of
      $.001 par value, issued
      and outstanding 500,287                  500            500

    Additional Paid in Capital           1,590,674      1,590,674
    Previous Retained Deficit           (1,867,999)    (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage             (10,383)        (8,633)

     Total Stockholders' Equity           (287,208)      (285,458)

Total Liabilities and Stockholders'
  Equity                                $        -     $        -

The accompanying notes are an integral part of these financial statements.

                                MEDIVEST, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                    Cumulative
                                                                       Since
                                                                     Inception
                                                                         of
                        For the Three Months   For the Nine Months Development
                            September 30,         September 30,
                          1996        1995      1996        1995       Stage
Revenues

     Total Revenue           $    -     $     -    $     -  $    -  $    -

Expenses

  General & Administrative     (1,750)     (2,001)    (1,750) (6,001) (10,383)

     Total Expenses            (1,750)     (2,001)    (1,750) (6,001) (10,383)

Net Loss                   $   (1,750) $   (2,001) $  (1,750)$(6,001)$(10,383)

Net Earnings (Loss)
   Per Share               $      -    $      -    $     -   $  (.01)

Weighted Average
   Shares Outstanding         500,287     500,287    500,287  500,287

The accompanying notes are an integral part of these financial statements.

                                    MEDIVEST, INC.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                                                                Cumulative
                                                                   Since
                                                                 Inception
                                    For the Nine Months Ended       of
                                           September 30          Development
                                       1996          1995           Stage
Cash Flows From Operating

Net Income (Loss)               $   (1,750)     $    (6,001)     $   (10,383)

Adjustments to reconcile net income
to net cash provided by operating
activities:
Changes in Assets and Liabilities
  Increase in Accounts Payable       1,750            6,001           10,383

Net Cash Used by Operating Activities  -                -                -

Cash Flows From Investing Activities   -                -                -

Cash Flows From Financing Activities

Net Cash Provided by Financing
    Activities                         -                -                -

Net Increase (Decrease) in Cash
    and Cash Equivalents               -                -                -

Cash and Cash Equivalents at
    Beginning of Year                  -                -                -

Cash and Cash Equivalents at
    End of Year                  $     -      $         -      $         -

The accompanying notes are an integral part of these financial statements.

                                      MEDIVEST, INC.
                              (A Development Stage Company)
                            NOTES TO THE FINANCIAL STATEMENTS
                     For the Nine Months Ended September 30, 1996
                                       (Unaudited)


NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996, are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

      The Company has not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the next 12 months is to continue to seek the acquisition of assets, properties or businesses that may benefit the Company and its stockholders. Management anticipates that to achieve any such acquisition, the Company will issue shares of its common stock as the sole consideration for any such acquisition.

     During the next 12 months, the Company's only foreseeable
cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture.  Such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loans or advances.
However, any such loans or advances should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a
commercial lender in an arm's length  transaction.   As of the date of this
Report, the Company is not involved in any negotiations respecting any such venture.

Results of Operations.
----------------------

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years.

     During the quarters ended September 30, 1996, and 1995, the Company had no business operations, and the Company had no assets during these quarters or at the year ended December 31, 1995. The Company had liabilities of $287,208 and $285,458 for the periods ended September 30, 1996 and December 31, 1995, respectively.

Liquidity.
---------

     During the fourth quarter of 1996, the Company obtained a loan from a non-affiliated party in the amount of $35,000, which funds were utilized to compromise outstanding liabilities at approximately ten cents on the dollar.


                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          None; not applicable.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the third quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

          On February 18, 1997, an aggregate total of 6,269 unregistered and restricted shares of common stock of the Company were issued to two creditors in satisfaction of outstanding indebtedness of the Company at a compromise of approximately ten cents on the dollar. These shares are included in the present number of outstanding shares of common stock of the Company indicated in this Report.

           On September 5, 1997, the Company authorized the issuance of 700,000 unregistered and restricted shares of its $0.001 par value common stock to two of its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each (these shares are included in the present number of outstanding shares of common stock of the Company indicated in this Report); and also adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of the Company, or approximately 130,000 shares. These shares have not been included in the present number of outstanding shares of common stock of the Company indicated in this Report.

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

Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.*

               None.

          (b)  Reports on Form 8-K.

               None.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDIVEST, INC.



Date: 9/22/97                          By/s/John M. Williams
      ----------                        --------------------------------------
                                        John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.



Date: 9/22/97                            By/s/John M. Williams
     ----------                          ------------------------------------
                                         John M. Williams
                                          President, Vice President and
                                         Director


Date: 9/22/97                            By/s/William R. Stoddard
     ----------                          ------------------------------------
                                         William R. Stoddard
                                         Secretary/Treasurer and Director