Form 10KSB
period 1996-12-31
MEDIVEST INC
filed 1997-10-07
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1996
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




                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Medivest, Inc. (the "Company") was incorporated under the laws of the State of Utah on November 10, 1983, and from its inception and until the filing of bankruptcy proceedings in 1989, it was engaged in the development, manufacture and sale of medical products and medical-related transportation services. These operations were unsuccessful, and the Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993. See Items 3 and 13 of this Report.

     The Company was initially organized for the purpose of seeking investment opportunities with companies engaged in the business of developing, manufacturing, marketing and selling medical products for the healthcare industry. Copies of the Articles of Incorporation of the Company, as amended, are attached hereto and incorporated herein by reference. See Item 13 of this Report.

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

     During the pendency of its bankruptcy proceedings, the Company was involuntarily dissolved in the State of Utah for failure to file its annual report for 1990. It was reinstated by Order of the Third District Court of the State of Utah on August 24, 1995. See Items 3 and 13 of this Report.

     On October 2, 1995, the Board of Directors of the Company unanimously resolved to effect a reverse split of its common stock on the basis of one share for approximately 43.74 shares, effective October 12, 1995, with no stockholder's holdings to be reduced to less than one share, and with all fractions being rounded up to the nearest whole share. Unless otherwise stated, all references below with respect to shares of common stock of the Company take into account this reverse split. Copies of the Consent Resolutions of the Board of Directors and an opinion of counsel for the Company respecting the reverse split are attached hereto and incorporated herein by reference. See Item 13 of this Report.

     On such date, the Board of Directors further resolved to amend the Company's Bylaws to exempt it from the provisions of the Utah Control Share Acquisitions Act (the "Acquisitions Act"). The Acquisitions Act, which applies only to certain types of publicly-held corporations, provides that "control shares" acquired under certain circumstances shall have the same voting rights as they had before the acquisition only to the extent that the stockholders of the corporation have approved such rights. The Acquisitions Act also gives dissenter's rights to the stockholders in the event that full voting rights are accorded to shares acquired in a "control share acquisition" and the acquiring person has acquired "control shares" with at least a majority of all voting power. Section 61-6-6 permits a corporation's articles of incorporation or bylaws to provide for an exemption from the Acquisitions Act. The net effect of the Company's exemption from the Acquisitions Act is to remove the need for stockholder approval of acquisitions of controlling interests in the Company. A copy of the Bylaws of the Company, as amended, is attached hereto and incorporated herein by reference. See Item 13 of this Report.

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

     The liabilities reflected in the Company's financial statements as "Other Liabilities," and amounting to $276,825, were compromised at approximately ten cents on the dollar in cash and the issuance of 6,269 "unregistered" and "restricted" shares of the Company's $0.001 par value common stock to two of the remaining creditors from the Company's bankruptcy proceedings. $117,594 of these liabilities were compromised in the fourth quarter of 1996, and the remaining $159,231 of these liabilities were compromised during the first two quarters of 1997. See "Note 9 - Subsequent Event," of the audited financial statements of the Company for the years ended December 31, 1996 and 1995, copies of which are attached hereto and incorporated herein by reference. See
Item 7 of this Report.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and certain prepaid assets, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, John M. Williams, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

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

     The Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993. For material documentation respecting these bankruptcy proceedings, see Item 13 of this Report.

     During the pendency of its bankruptcy proceedings, the Company was involuntarily dissolved in the State of Utah for failure to file its annual report for 1990. It was reinstated by Order of the Third District Court of the State of Utah on August 24, 1995. A copy of the Reinstatement Order is attached hereto and made a part hereof. See Item 13 of this Report.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources, and, in the event of the completion of a reorganization, payment of the non-affiliated party's note. As of December 31, 1996, it had cash and cash equivalents of $23,425, most of which was expended in 1996, to compromise outstanding debt remaining from the Company's bankruptcy proceedings and to pay associated costs. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in
an arm's length transaction.   As of the date of this Report, the Company is
not engaged in any negotiations with any person regarding any such venture.

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

     At December 31, 1996, the Company's assets consisted primarily of cash and cash equivalents of $23,425. Total assets on this date were $41,012. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1996, the Company had net income of $103,490, due to the gain from the restructuring of its debt. This compares to a net loss of $6,001, attributable to general and administrative expenses during the calendar year ended December 31, 1995. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fourth quarter of 1996, the Company obtained a loan from a non-affiliated party in the amount of $35,000, which funds were utilized to compromise outstanding liabilities at approximately ten cents on the dollar.


Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1996 and 1995

          Independent Auditors' Report

          Balance Sheets - December 31, 1996 and 1995

          Statements of Operations for the years ended
          December 31, 1996 and 1995

          Statements of Stockholders' Equity for the years ended December 31, 1996 and 1995

          Statements of Cash Flows for the years ended
          December 31, 1996 and 1995

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     No reports required to be filed during the preceding two calendar years or since the bankruptcy proceedings of the Company in 1989 which were required to be filed by directors of executive officers of the Company have not been timely filed; immediately prior to or simultaneous with the filing of this Report, John M. Williams and William R. Stoddard filed Forms 4 with the Commission respecting the issuance of the additional 350,000 shares of "unregistered" and "restricted" shares of common stock of the Company to each of them as outlined under the caption "Business Development" of Item 1, Part I of this Report.

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

Reports on Form 8-K
-------------------

          None.

Exhibits
--------

Exhibit
Number               Description
------               -----------

 2.1               Petition for Voluntary Bankruptcy

 2.2               Order Authorizing Trustee's Motion for Final Decree

 3.1               Articles of Incorporation, as amended

 3.2               Bylaws, as amended

 4 Consent Resolutions regarding reverse split and Acquisitions Act

 5                 Opinion of counsel regarding reverse split

 99                Reinstatement Order

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


                                        MEDIVEST, INC.



Date: 9/22/97                            /s/ John M. Williams
                                         President, Vice President and
                                         Director


Date: 9/22/97                            /s/ William R. Stoddard
                                         Secretary/Treasurer and Director

                          MEDIVEST, INC.
                     (A Development Stage Company)

                      INDEPENDENT AUDITOR'S REPORT
                         DECEMBER 31, 1996 AND 1995

ROBISON, HILL & CO. Certified Public Accountants

A PROFESSIONAL CORPORATION

                      INDEPENDENT AUDITOR'S REPORT

Board of Directors
Medivest, Inc.
(a Development Stage Company)

     We have audited the accompanying balance sheets of Medivest, Inc., (A development Stage Company) as of December 31, 1996 and 1995, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medivest, Inc., (A Development Stage Company) as of December 31, 1996 and 1995 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                         Respectfully submitted,
                         /s/Robison, Hill & Co.
                         Certified Public Accountants

Salt Lake City, Utah
May 7, 1997

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS MEMBERS OF THE PRIVATE COMPANIES PRACTICE SECTION
1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050 Telephone 801/272-8045, Facsimile 801/277-9942





EXHIBIT "A"

                          MEDIVEST. INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
                    December 31, 1996 and 1995

                                           1996            1995

 Assets
    Cash and Cash Equivalents             $ 23,425      $     -
    Prepaid Assets                          17,587            -
 Total Assets                             $ 41,012            -

 Liabilities and Stockholders' Equity
    Liabilities
      Accounts Payable                    $ 11,062        $ 8,633
      Income Tax Payable                       100            -
      Note Payable (see Note 7)             35,000            -
      Other Liabilities                    159,231        276,825
 Total Liabilities                         205,393        285,458

 Stockholders' Equity
    Common Stock, authorized
    50,000,000 shares of
    $.001 par value, issued
    and outstanding 650,287 in
    1996, and 500,287 in 1995                  650            500

    Additional Paid in Capital           1,608,111      1,590,674
    Previous Retained Deficit           (1,867,999)    (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage              94,857         (8,633)
 Total Stockholders' Equity               (164,381)      (285,458)

 Total Liabilities and
   Stockholders' Equity                   $ 41,012     $      -

The accompanying notes are an integral part of these financial statements.

EXHIBIT "B"

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED December 31, 1996 and 1995

                                                   Cumulative
                                                      Since
                                                    Inception
                                                        of
                      December 31,  December 31,  Development
                         1996          1995           Stage

Revenues

 Total Revenue          $    -        $    -       $     -

Expenses

 General & Administrative (8,760)       (6,001)      (17,393)
 Total Expenses           (8,760)       (6,001)      (17,393)

 Net Loss Before Taxes and
 Extraordinary Item       (8,760)       (6,001)      (17,393)
 Net Taxes                  (100)          -            (100)
 Net Loss Before
 Extraordinary Item       (8,860)       (6,001)      (17,493)
 Extraordinary Item gain
  on restructuring of
  debt, Net of Taxes     112,350           -         112,350

Net Income (Loss)      $ 103,490      $ (6,001)     $ 94,857

 Net Earnings (Loss) Per
 Share: Before Extra
 ordinary Item         $    (.01)     $   (.01)
 Extraordinary Item          .22            -
 Net Earnings (Loss)
   Per Share           $     .21      $   (.01)
 Weighted Average
 Shares Outstanding      503,575       500,287

The accompanying notes are an integral part of these financial statements.

EXHIBIT "C"

                            MEDIVEST, INC.
                     (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED December 31, 1996 and 1995

                                                                   Earnings
                                                                   (Deficit)
                                                                  Accumulated
                                             Additional Retained     During
                               Common Stock   Paid-in   Earnings  Development
                              Shares   Amount Capital   (Deficit)     Stage

Balance at December 31, 1994 500,287  $ 500  $1,590,674 $(1,867,999) $ (2,632)
 Net Loss                        -      -           -           -      (6,001)
Balance at December 31, 1995 500,287    500   1,590,674  (1,867,999)   (8,633)

Issuance of Stock to Cicero
 Cinzano as prepayment
 of finance charges
 (see Note 8)                150,000    150      17,437

Net Income                       -      -           -           -     103,490

Balance at December 31, 1996 650,282 $  650  $1,608,111 $(1,867,999) $ 94,857

The accompanying notes are an integral part of these financial statements.

EXHIBIT "D"

                                   MEDIVEST, INC.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED December 31, 1996 and 1995

                                                                 Cumulative
                                                                    Since
                                                                 Inception of
                                   December 31,    December 31,  Development
                                      1996            1995          Stage
Cash Flows From Operating

 Net Income (Loss)                   $ 103,490       $ (6,001)      $ 94,857

 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Changes in Assets and Liabilities
   Increase in Prepaid Finance Charge (17,587)            -          (17,587)
   Increase in Accounts Payable         2,429           6,001         11,062
 Decrease in Other Liabilities       (117,594)            -         (117,594)
 Increase in Taxes Payable                100             -              100
 Net Cash Used by Operating
  Activities                          (29,162)            -          (29,162)

Cash Flows From Investing Activities      -               -              -

Cash Flows From Financing Activities
 Proceeds from Note Payable            35,000             -           35,000
 Proceeds from the Sale
  of Common Stock                      17,587             -           17,587
 Net Cash Provided by Financing
 Activities                            52,587             -           52,587

 Net Increase (Decrease) in Cash
  and Cash Equivalents                 23,425             -           23,425

 Cash and Cash Equivalents at
   Beginning of Year                      -               -              -

 Cash and Cash Equivalents at
   End of Year                       $ 23,425       $     -         $ 23,425

Supplemental Disclosure of
Cash Flow Information
  Income Taxes                       $    100       $     -         $    100

Supplemental Disclosure of Non-Cash Investing and Financing Activities

On December 23, 1996 the Company agreed to issue 150,000 shares, par value $.001 per share, of common stock as a prepayment of finance charges.

The accompanying notes are an integral part of these financial statements.

EXHIBIT "E"

                                MEDIVEST, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 1996 and 1995

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Medivest, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Organization and Basis of Presentation

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Earnings Per Share

Earnings per share are based upon the weighted average number of common shares outstanding during each year. Fully diluted earnings per share are not presented for 1996 because they are not materially dilutive. Fully diluted earnings per share are not presented for 1995 because they are anti-dilutive.

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

Reclassifications

Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.

NOTE 2 - INCOME TAXES

A nontaxable gain of $112,350 in 1996 on debt forgiveness due to insolvency resulted in a permanent difference in income reported for tax purposes. Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $196,295 and $195,395 for the years ended December 31, 1996 and 1995, respectively, are the result of net operating losses.

The company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                               as at December 31
                                               1996         1995

 Future deductible temporary differences
   related to net operating losses            $ 196,295 $ 195,395
 Valuation allowance                          $(396,295)$(195,395)
 Net deferred income tax asset                $     -   $     -

As of December 31, 1996, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $1,340,000 available to offset future taxable income. This net operating loss carryforward expires at various dates between December 31, 2003 and 2011. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $196,295 as of December 31, 1996, resulting from net operating losses carryforward.

The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below.
                                                 For the Years Ended
                                                    December 31,

                                                 1996           1995

 Benefit at the federal statutory rate
 of 15%                                        $ 1,329         $  900
 Utilization of net operating loss
 carryforward                                   (1,329)          (900)

                                               $   -           $  -

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of December 31, 1996 and 1995 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - EMERGENCE FROM BANKRUPTCY

On June 15, 1993, the Company emerged from bankruptcy. The other liabilities included in the balance sheet reflect unpaid claims from the bankruptcy subject to compromise.

NOTE 6 - REVERSE STOCK SPLIT

On October 2, 1995, the Board of Directors authorized a reverse 1 for 43.74 stock split, thereby decreasing the number of issued and outstanding shares to 500,287. Common stock authorized shares and par value were not affected. All references in the accompanying financial statements to the number of common shares issued and outstanding for 1994 have been restated to reflect the stock split.

NOTE 7 - NOTE PAYABLE

 Note payable, dated December 23,                 1996         1995
 1996 to Cicero Cinzano, Ltd.
 (interest at 18%), principal
 and interest due the earlier
 of one year, or on the
 closing of a reorganization,
 acquisition, merger or
 similar transactions

 involving Medivest.                            $ 35,000     $    -

NOTE 8 - ISSUANCE OF STOCK

On December 23, 1996, Cicero Cinzano, Ltd. agreed to accept 150,000 shares of the Company's $.001 par value common stock for prepayment of finance charges on the $35,000 note payable (see Note 7.)

NOTE 9 - SUBSEQUENT EVENT

Subsequent to the year end, the Company compromised and settled all of the $159,231 listed as "other liabilities" on the balance sheet.

On May 13, 1997, the Company paid $5,481.73 to the Internal Revenue Service in compromise and settlement of certain liabilities carried over from the bankruptcy. The liabilities were on the books at $9,487.42, resulting in an extra-ordinary gain on debt restructuring of $4,005.69.