Form 10QSB
period 1997-03-31
MEDIVEST INC
filed 1997-10-07
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1997
                           --------------

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

                          Common - 1,301,305 shares*

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

                               MEDIVEST, INC.
                        (A Development Stage Company)
                               BALANCE SHEETS
                                         (Unaudited)
                                          March 31,       December 31,
                                           1997              1996
Assets
    Cash and Cash Equivalents             $    3,087     $   23,425
    Prepaid Assets                            13,191         17,587

Total Assets                              $   16,278     $   41,012

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                      $    8,064     $   11,062
    Income Tax Payable                           100            100
    Note Payable                              35,000         35,000
    Other Liabilities                          9,488        159,231

     Total Liabilities                        52,652        205,393

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of
      $.001 par value, issued
      and outstanding 656,556
      as of March 31, 1997,
      650,287 in 1996                            657            650

    Additional Paid in Capital             1,608,973      1,608,111
    Previous Retained Deficit             (1,867,999)    (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage               221,995         94,857

     Total Stockholders' Equity              (36,374)      (164,381)

Total Liabilities and Stockholders'
  Equity                                   $  16,278     $   41,012

The accompanying notes are an integral part of these financial statements.

                                MEDIVEST, INC.
                        (A Development Stage Company)
                           STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                            Cumulative
                                                              Since
                                                            Inception
                                                                of
                                 For the Three Months       Development
                                       March 31,
                                    1997        1996           Stage
Revenues

     Total Revenue              $      -     $     -         $     -

Expenses

  General & Administrative          (6,553)     (2,190)        (23,946)

     Total Expenses                 (6,553)     (2,190)        (23,946)

Net Loss Before and Taxes
  Extraordinary Item                (6,553)     (2,190)        (23,946)

Net Taxes                              -           -              (100)

Net Loss Before
  Extraordinary Item                (6,553)     (2,190)        (24,046)

Extraordinary Item -
  gain on restructuring
  of debt, Net of Taxes            133,691         -           246,041

Net Income (Loss)              $   127,138    $ (2,190)     $  221,995

Net Earnings (Loss)
   Per Share                   $       .19  $      -

Weighted Average
   Shares Outstanding              652,934     500,287

The accompanying notes are an integral part of these financial statements.

                                 MEDIVEST, INC.
                          (A Development Stage Company)
                             STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                                                  Cumulative
                                                                    Since
                                                                   Inception
                                      For the Three Months Ended       of
                                               March 31,          Development
                                         1997           1996         Stage
Cash Flows From Operating

Net Income (Loss)                      $   127,138   $ (2,190)     $ 221,995

Adjustments to reconcile net income
to net cash provided by operating
activities:
Changes in Assets and Liabilities
  Decrease in Prepaid Finance Charge         4,397        -          (13,190)
  Increase(Decrease) in Accounts Payable    (2,998)       610          8,932
  Decrease in Other Liabilities           (148,875)     1,580       (267,337)
  Increase in Taxes Payable                    -          -              100

Net Cash Used by Operating Activities      (20,338)       -          (49,500)

Cash Flows From Investing Activities           -          -              -

Cash Flows From Financing Activities
  Proceeds from Note
    Payable                                    -          -           35,000
  Proceeds from the Sale
    of Common Stock                            -          -           17,587

Net Cash Provided by Financing
    Activities                                 -          -           52,587

Net Increase (Decrease) in Cash
    and Cash Equivalents                   (20,338)       -            3,087

Cash and Cash Equivalents at
    Beginning of Year                       23,425        -              -

Cash and Cash Equivalents at
    End of Year                        $     3,087   $    -        $   3,087

Supplemental Disclosure of Non-Cash Investing and Financing Activities
On February 21, 1997 the Company issued 6,269 shares of stock in satisfaction of other liabilities of $868.

The accompanying notes are an integral part of these financial statements.

                                 MEDIVEST, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                   For the Three Months Ended March 31, 1997
                                  (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.
Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

     During the quarters ended March 31, 1997 and 1996, the Company had no business operations, but compromised substantial debt for nominal payments resulting in a net income of $127,138, and a decrease of liabilities reflected at December 31, 1996, from $205,393 to $52,652 at March 31, 1997.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the first quarter of the calendar year covered by this Report or during the two previous calendar years.

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