Form 10QSB
period 1997-06-30
MEDIVEST INC
filed 1997-10-07
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1997
                           -------------

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

                                 MEDIVEST, INC.
                        (A Development Stage Company)
                                 BALANCE SHEETS

                                         (Unaudited)
                                           June 30,      December 31,
                                             1997           1996
Assets
    Cash and Cash Equivalents             $    3,583     $   23,425
    Prepaid Assets                             8,794         17,587

Total Assets                              $   12,377     $   41,012

                     Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                      $   12,480     $   11,062
    Income Tax Payable                           -              100
    Note Payable                              35,000         35,000
    Other Liabilities                            -          159,231

     Total Liabilities                        47,480        205,393

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of
      $.001 par value, issued
      and outstanding 656,556
      as of June 30, 1997,
      650,287 in 1996                            657            650

    Additional Paid in Capital             1,608,973      1,608,111
    Previous Retained Deficit             (1,867,999)    (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage               223,266         94,857

     Total Stockholders' Equity              (35,103)      (164,381)

Total Liabilities and Stockholders'
  Equity                                   $  12,377     $   41,012

The accompanying notes are an integral part of these financial statements.

                                MEDIVEST, INC.
                       (A Development Stage Company)
                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                                 Cumulative
                                                                    Since
                                                                  Inception
                                                                     of
                       For the Three Months   For the Six Months Development
                             June 30,               June 30,
                          1997     1996          1997     1996      Stage
Revenues

     Total Revenue        $   -   $    -      $    -     $    -    $    -

Expenses

  General & Administrative (8,217)  (2,190)    (14,770)    (4,380)  (32,163)

     Total Expenses        (8,217)  (2,190)    (14,770)    (4,380)  (32,163)

Net Loss Before and Taxes
  Extraordinary Item       (8,217)  (2,190)    (14,770)    (4,380)  (32,163)

Net Taxes                     -        -           -          -        (100)

Net Loss Before
  Extraordinary Item       (8,217)  (2,190)    (14,770)    (4,380)  (32,263)

Extraordinary Item -
  gain on restructuring
  of debt, Net of Taxes     9,487      -       143,179        -     255,529

Net Income (Loss)        $  1,270 $ (2,190)   $128,409   $ (4,380) $223,266

Net Earnings (Loss)
   Per Share             $    -   $    -      $    .20   $    -

Weighted Average
   Shares Outstanding     656,556  500,287     654,755    500,287

The accompanying notes are an integral part of these financial statements.

                                  MEDIVEST, INC.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                                              Cumulative
                                                                 Since
                                                               Inception
                                    For the Six Months Ended       of
                                            June 30,          Development
                                       1997           1996       Stage
Cash Flows From Operating
Net Income (Loss)                  $   128,409     $ (4,380)     $ 223,266

Adjustments to reconcile net income
to net cash provided by operating
activities:
Changes in Assets and Liabilities
  (Increase)Decrease in
    Prepaid Finance Charge               8,794          -           (8,793)
  Increase in Accounts Payable           1,418        1,220         12,480
  Decrease in Other Liabilities       (158,363)       3,160       (275,957)
  Increase(Decrease) in Taxes Payable     (100)         -              -

Net Cash Used by Operating Activities  (19,842)         -          (49,004)

Cash Flows From Investing Activities       -            -              -

Cash Flows From Financing Activities
  Proceeds from Note
    Payable                                -            -           35,000
  Proceeds from the Sale
    of Common Stock                        -            -           17,587

Net Cash Provided by Financing
    Activities                             -            -           52,587

Net Increase (Decrease) in Cash
    and Cash Equivalents               (19,842)         -            3,583

Cash and Cash Equivalents at
    Beginning of Year                   23,425          -              -

Cash and Cash Equivalents at
    End of Year                    $     3,583     $    -     $      3,583

Supplemental Disclosure of Non-Cash Investing and Financing Activities
On February 21, 1997 the Company issued 6,269 shares of stock in satisfaction of other liabilities of $868.

The accompanying notes are an integral part of these financial statements.

                               MEDIVEST, INC.
                        (A Development Stage Company)
                      NOTES TO THE FINANCIAL STATEMENTS
                   For the Six Months Ended June 30, 1997
                                (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.


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

     During the quarters ended June 30, 1997 and 1996, the Company had no business operations, but compromised substantial debt for nominal payments resulting in a net income of $128,409, and a decrease of liabilities reflected at December 31, 1996, from $205,393 to $47,480 at June 30, 1997.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the calendar year covered by this Report or during the two previous calendar years.

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

Item 6.   Exhibits and Reports on Form 8-K.
                                                        Page
          (a)  Exhibits.*                               Number

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