Form 10QSB
period 1997-09-30
MEDIVEST INC
filed 1997-11-14
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1997
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

                               September 30, 1997

                           Common - 1,356,556 shares


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


                         MEDIVEST, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS

                                                (Unaudited)
                                                September 30,  December 31,
                                                    1997             1996
Assets
    Cash and Cash Equivalents                     $        -   $   23,425
    Prepaid Assets                                     4,397       17,587

Total Assets                                      $    4,397   $   41,012

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                              $   11,996   $   11,062
    Income Tax Payable                                     -          100
    Note Payable                                      35,000       35,000
    Other Liabilities                                      -      159,231

     Total Liabilities                                46,996      205,393

  Stockholders' Equity
    Common Stock to be issued                            135   -
    Common Stock, authorized
      50,000,000 shares of
      $.001 par value, issued
      and outstanding 1,356,556
      as of September 30, 1997,
      650,287 in 1996                                  1,357          650

    Additional Paid in Capital                     1,616,494    1,608,111
    Previous Retained Deficit                     (1,867,999)  (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage                       207,414       94,857

     Total Stockholders' Equity                      (42,599)    (164,381)

Total Liabilities and Stockholders'
  Equity                                           $   4,397   $   41,012

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                   Cumulative
                                                                      Since
                                                                    Inception
                                                                        of
                          For the Three Months For the Nine Months Development
                              September 30,           September 30,
                              1997     1996          1997     1996     Stage
Revenues

     Total Revenue        $      -    $     -     $     -   $     -       -

Expenses

  General & Administrative (15,852)    (1,750)    (30,622)    (1,750) (48,015)

     Total Expenses         (15,852)   (1,750)    (30,622)    (1,750) (48,015)

Net Loss Before and Taxes
  Extraordinary Item        (15,852)   (1,750)    (30,622)     (1,750)(48,015)
Net Taxes                         -         -           -           -    (100)

Net Loss Before
  Extraordinary Item        (15,852)   (1,750)    (30,622)     (1,750)(48,115)

Extraordinary Item -
  gain on restructuring
  of debt, Net of Taxes           -         -      143,179           - 255,529

Net Income (Loss)         $ (15,852) $ (1,750)    $112,557    $(1,750)$207,414

Net Earnings (Loss)
   Per Share              $    (.02) $      -     $    .17    $     -

Weighted Average
   Shares Outstanding       676,000   500,287      655,362    500,287

The accompanying notes are an integral part of these financial statements.

                             MEDIVEST, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                   Cumulative
                                                                      Since
                                                                    Inception
                                       For the Nine Months Ended       of
                                             September 30,         Development
                                          1997           1996         Stage
Cash Flows From Operating
Net Income (Loss)                      $   112,556    $ (1,750)  $ 207,414

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Common Stock in Exchange for Services       7,000           -       7,000
Changes in Assets and Liabilities
  (Increase)Decrease in
    Prepaid Finance Charge                  13,191           -      (4,397)
  Increase (decrease) in Accounts
    Payable                                  2,291       1,750      13,353
  Decrease in Other Liabilities           (158,363)                      -
      (275,957)
  Increase(Decrease) in Taxes Payable         (100)                      -
             -

Net Cash Used by Operating Activities      (23,425)                      -
       (52,587)

Cash Flows From Investing Activities             -           -           -

Cash Flows From Financing Activities
  Proceeds from Note
    Payable                                      -           -      35,000
  Proceeds from the Sale
    of Common Stock                              -           -      17,587

Net Cash Provided by Financing
    Activities                                   -           -      52,587

Net Increase (Decrease) in Cash
    and Cash Equivalents                   (23,425)          -           -

Cash and Cash Equivalents at
    Beginning of Year                       23,425           -           -

Cash and Cash Equivalents at
    End of Period                      $         - $         -$          -

Supplemental Disclosure of Non-Cash Investing and Financing Activities
On February 21, 1997 the Company issued 6,269 shares of stock in satisfaction of other liabilities of $868.

On September 3, 1997, the Company entered into a Common Stock for compensation agreement in satisfaction of a portion of the accounts payable.

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
          For the Nine Months Ended September 30, 1997
                          (Unaudited)


NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

NOTE 2 - Common Stock

     On September 5, 1997, the Company issued 700,000 shares of common stock in exchange for consulting services rendered. Also, effective as of September 5, 1997, the Company has entered into an agreement to issue 135,656 shares of common stock in lieu of compensation for consulting and legal services rendered. The cost of the services has been charged to operations, and additional paid-in capital has been increased by $7,521, representing the excess of the cost of the services over the par value of the common stock issued.

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

     During the quarters ended September 30, 1997 and 1996, the Company had no business operations, but compromised substantial debt for nominal payments resulting in a net loss of $15,852, and a decrease of liabilities reflected at December 31, 1996, from $205,393 to $46,996 at September 30, 1997.

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

Item 5.   Other Information.

           On September 5, 1997, the Company authorized the issuance of 700,000 unregistered and restricted shares of its $0.001 par value common stock to two of its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each (these shares are included in the present number of outstanding shares of common stock of the Company indicated in this Report); and also adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of the Company, or approximately 130,000 shares. The agreement was to issue 135,656 shares of common stock in lieu of compensation for consulting and legal services rendered. The cost of the services has been charged to operations, and additional paid-in capital has been increased by $7,521, representing the excess of the cost of the services over the par value of the common stock issued.

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

                                       MEDIVEST, INC.



Date: 11/12/97                         By/s/John M. Williams
      ----------                        --------------------------------------
                                        John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.




Date: 11/12/97                           By/s/John M. Williams
     ----------                          ------------------------------------
                                         John M. Williams
                                          President, Vice President and
                                         Director


Date: 11/12/97                           By/s/William R. Stoddard
     ----------                          ------------------------------------
                                         William R. Stoddard
                                         Secretary/Treasurer and Director