Form 10QSB/A
period 1997-09-30
MEDIVEST INC
filed 1998-03-18
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB/A

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

                           Common - 1,301,305 shares


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

                         MEDIVEST, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS

                                                 (Unaudited)
                                                 September 30,  December 31,
                                                     1997          1996
Assets
    Cash and Cash Equivalents                     $        -   $   23,425
    Prepaid Assets                                     4,397       17,587

Total Assets                                      $    4,397   $   41,012

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                              $   13,353   $   11,062
    Income Tax Payable                                     -          100
    Note Payable                                      35,000       35,000
    Other Liabilities                                      -      159,231

     Total Liabilities                                48,353      205,393

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of
      $.001 par value, issued
      and outstanding 1,301,305
      as of September 30, 1997,
      650,287 in 1996                                  1,301          650

    Additional Paid in Capital                     1,615,328    1,608,111
    Previous Retained Deficit                     (1,867,999)  (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage                       207,414       94,857

     Total Stockholders' Equity                      (43,956)    (164,381)

Total Liabilities and Stockholders'
  Equity                                           $   4,397   $   41,012

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                                                                   Cumulative
                                                                      Since
                                                                    Inception
                                                                       of
                        For the Three Months  For the Nine Months  Development
                          September 30,           September 30,
                           1997     1996          1997     1996        Stage
Revenues

  Total Revenue          $      -    $      -   $      -  $      -   $    -

Expenses

  General & Administrative  (15,852)     (1,750)   (30,622)   (1,750) (48,015)

     Total Expenses          (15,852)     (1,750)  (30,622)   (1,750) (48,015)

Net Loss Before and Taxes
  Extraordinary Item         (15,852)     (1,750)  (30,622)   (1,750) (48,015)

Net Taxes                        -           -         -         -      (100)

Net Loss Before
  Extraordinary Item        (15,852)      (1,750)  (30,622)   (1,750) (48,115)

Extraordinary Item -
  gain on restructuring
  of debt, Net of Taxes         -             -    143,179        -   255,529

Net Income (Loss)         $ (15,852)     $ (1,750)$112,557   $(1,750)$207,414

Net Earnings (Loss)
   Per Share              $    (.02)     $    -   $    .17   $   -

Weighted Average
   Shares Outstanding       676,000       500,287  655,362   500,287

The accompanying notes are an integral part of these financial statements.

                             MEDIVEST, INC.
                      (A Development Stage Company)
                        STATEMENTS OF CASH FLOWS
                               (Unaudited)
                                                                    Cumulative
                                                                       Since
                                                                    Inception
                                       For the Nine Months Ended       of
                                             September 30,         Development
                                          1997           1996         Stage
Cash Flows From Operating
Net Income (Loss)                      $   112,556    $ (1,750)  $ 207,414

Adjustments to reconcile net income
to net cash provided by operating
activities:
 Common Stock in Exchange for Services       7,000           -       7,000
Changes in Assets and Liabilities
  (Increase)Decrease in
    Prepaid Finance Charge                  13,191           -      (4,397)
  Increase in Accounts Payable               2,291       1,750      13,353
  Decrease in Other Liabilities           (158,363)          -     (275,957)

  Increase(Decrease) in Taxes Payable         (100)          -          -

Net Cash Used by Operating Activities      (23,425)          -      (52,587)

Cash Flows From Investing Activities             -           -           -

Cash Flows From Financing Activities
  Proceeds from Note
    Payable                                      -           -      35,000
  Proceeds from the Sale
    of Common Stock                              -           -      17,587

Net Cash Provided by Financing
    Activities                                   -           -      52,587

Net Increase (Decrease) in Cash
    and Cash Equivalents                   (23,425)           -         -

Cash and Cash Equivalents at
    Beginning of Year                       23,425           -           -

Cash and Cash Equivalents at
    End of Period                      $         - $         -$          -

Supplemental Disclosure of Non-Cash Investing and Financing Activities
On February 21, 1997 the Company issued 6,269 shares of stock in satisfaction of other liabilities of $868.

On September 5, 1997 the Company issued 700,000 shares, par value $.001 to directors and executive officers for services.

On September 8, 1997, 55,251 shares were returned to the Company and canceled.

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

NOTE 2 - Common Stock

     On September 5, 1997, Medivest and entered into a Consultant Compensation Agreement with Leonard W. Burningham, Esq. and Branden T. Burningham, Esq., "Consultants" for payment of services performed. Shares shall be issued upon submission of an invoice, not to exceed $10,000, for services performed by the Consultants, and are subject to the filing of a Registration Statement on Form S-8. The total number of securities to be issued shall not exceed 10 percent of the outstanding securities of Medivest on the date of issuance and will be issued at a price of $0.01 per share.

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

     During the quarters ended September 30, 1997 and 1996, the Company had no business operations, but compromised substantial debt for nominal payments resulting in a net loss of $15,852, and a decrease of liabilities reflected at December 31, 1996, from $205,393 to $48,353 at September 30, 1997.

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

                                       MEDIVEST, INC.



Date: 3/17/98                           By/s/John M. Williams
      ----------                         -------------------------------------
                                        John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.




Date: 3/17/98                            By/s/John M. Williams
     ----------                          ------------------------------------
                                         John M. Williams
                                          President, Vice President and
                                         Director


Date: 3/17/98                            By/s/William R. Stoddard
     ----------                          ------------------------------------
                                         William R. Stoddard
                                         Secretary/Treasurer and Director