Form 10KSB
period 1997-12-31
MEDIVEST INC
filed 1998-03-23
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
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


                                   None
                                   ----
       (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1997 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     March 18, 1998 - $578. There are approximately 578,295 shares of common voting stock of the Company held by non-affiliates. Because there has been no "established trading market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                              March 18, 1998

                                 1,301,305

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Medivest, Inc. (the "Company") was incorporated under the laws of the State of Utah on November 10, 1983, and from its inception and until the filing of bankruptcy proceedings in 1989, it was engaged in the development, manufacture and sale of medical products and medical-related transportation services. These operations were unsuccessful, and the Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993. See the 10-KSB Annual Report for the period ended December 31, 1996 ("10-KSB Annual Report"), and which is incorporated herein by reference, and Item 3 of this Report.

     On September 5, 1997, the Company authorized the issuance of 700,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to two its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each; and also adopted a written compensation agreement pursuant to which counsel for the Company will be partially compensated for the services they have rendered to date; provided, however, that the aggregate total of the shares to be issued under the written compensation agreement shall not exceed 10% of the outstanding securities of
the Company, or currently, an amount of approximately 130,000 shares.   These
shares have not been included in the present number of outstanding shares of common stock of the Company indicated in this Report. See Item 11 of this Report.

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

     The Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993. For material documentation respecting these bankruptcy proceedings, see the 10-KSB Annual Report.

     During the pendency of its bankruptcy proceedings, the Company was involuntarily dissolved in the State of Utah for failure to file its annual report for 1990. It was reinstated by Order of the Third District Court of the State of Utah on August 24, 1995. See the 10-KSB Annual Report.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

     There is no established "public market" for shares of common stock of the Company. The Company has submitted for quotations regarding its common stock on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"); however, management does not expect any public market to develop unless and until the Company completes an acquisition or merger. In any event, no assurance can be given that any market for the Company's common stock will develop or be maintained.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 452.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources, and, in the event of the completion of a reorganization, payment of the non-affiliated party's note. As of December 31, 1997, it had no cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in
an arm's length transaction.   As of the date of this Report, the Company is
not engaged in any negotiations with any person regarding any such venture.

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

     At December 31, 1997, the Company's had no assets. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1997, the Company had net income of $105,810, due to the gain from the restructuring of its debt. This compares to a net income of $103,490, also attributable to the restructuring of its debt during the calendar year ended December 31, 1996. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     During the fourth quarter of 1996, the Company obtained a loan from a non-affiliated party in the amount of $35,000, which funds were utilized to compromise outstanding liabilities at approximately ten cents on the dollar.

     The Company has no assets and total liabilites of $50,703 for the year ended December 31, 1997.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1997 and 1996

          Independent Auditors' Report

          Balance Sheets - December 31, 1997 and 1996

          Statements of Operations for the years ended
          December 31, 1997 and 1996

          Statements of Stockholders' Equity for the years ended December 31, 1997 and 1996

          Statements of Cash Flows for the years ended
          December 31, 1997 and 1996

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     There were no deliquent filings by any directors, executive officers or "affiliate" of the Company during the last calendar year.

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

Business Experience.
--------------------

     John M. Williams. President, Vice President and Director. Mr. Williams is 48 years of age. He graduated from the University of Utah in 1973 with a degree in accounting. In addition to his involvement with the Company, Mr. Williams was an officer and director of Cyclopss Corporation until October 31, 1997, a publicly-held corporation whose securities are registered under
Section 12(g) of the Securities Act of 1933, as amended.

     William A. Stoddard. Secretary/Treasurer and Director. Mr. Stoddard, age 47, has been a director and executive officer of the the Company since 1986. In addition, he is a director and executive officer of Cyclopss Corporation.

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

Compliance with Section 16(a) of the Exchange Act
-------------------------------------------------

     No reports required to be filed during the preceding two calendar years or since the bankruptcy proceedings of the Company in 1989 which were required to be filed by directors of executive officers of the Company have not been timely filed.

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


                           Long Term Compensation

                    Annual Compensation   Awards  Payouts

(a)             (b)   (c)   (d)   (e)   (f)   (g)   (h)    (i)

                                              Secur-
                                              ities        All
Name and   Year or               Other  Rest- Under- LTIP  Other
Principal  Period   Salary Bonus Annual rictedlying  Pay- Comp-
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------

John M.
Williams,   12/31/95    0     0     0     0      0     0   0
President,  12/31/96    0     0     0     0      0     0   0
V.P. and    12/31/97    0     0     0     0      0     0   *
Director

William R.
Stoddard,   12/31/95    0     0     0     0      0     0   0
Secretary/  12/31/96    0     0     0     0      0     0   0
Treasurer,  12/31/97    0     0     0     0      0     0   *
Director


     * On September 5, 1997, the Company authorized the issuance of 700,000 "unregistered" and "restricted" shares of its $0.001 par value common stock to two of its executive officers and directors, 350,000 shares to each, for services rendered and valued at $3,500 each. See the caption "Business Development" of Item 1, Part I, and Item 11, Part III of this Report

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1997, 1996, or 1995, or the period ending on the date of this Report.

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

     (1)  The Company adopted a written compensation agreement
          pursuant to which counsel for the Company will be
          partially compensated for the services they have
          rendered to date; provided, however, that the
          aggregate total of the shares to be issued under the
          written compensation agreement shall not exceed 10% of
          the outstanding securities of the Company, or currently,
          an amount of approximately 130,000 shares.   These shares have not
          been included in the present number of outstanding shares of common stock of the Company indicated in this Report.

     (2) Cicero Cinzano Ltd. ("Cicero Cinzano") is the non-affiliated party who loaned the Company the $35,000 to assist it in compromising and settling outstanding
          debts remaining from its bankruptcy in the last
          quarter of 1996.   The Company issued 150,000
          shares of its common stock to Cicero Cinzano under Regulation S of the Commission as a pre-payment of interest. As current members of management presently own in excess of a majority of the outstanding voting securities of the Company and have no affiliation whatsoever with Cicero Cinzano, Cicero Cinzano is not deemed to be an "affiliate" of the Company, despite beneficially owning 11.5% of the outstanding voting securities of the Company.

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
(2 persons)


     *    The Company adopted a written compensation agreement
          pursuant to which counsel for the Company will be
          partially compensated for the services they have
          rendered to date; provided, however, that the
          aggregate total of the shares to be issued under the
          written compensation agreement shall not exceed 10% of
          the outstanding securities of the Company, or currently, an
          amount of approximately 130,000 shares.   These shares have not
          been included in the present number of outstanding shares of common stock of the Company indicated in this Report.

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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 11 of this Report regarding the loan of Cicero Cinzano.

Certain Business Relationships.
-------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 11 of this Report regarding the loan of Cicero Cinzano.

Indebtedness of Management.
---------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 11 of this Report regarding the loan of Cicero Cinzano.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the current directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest. However, see Item 11 of this Report regarding the loan of Cicero Cinzano.

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

 27                Financial Data Schedule

DOCUMENTS INCORPORATED BY REFERENCE

          Form 10 Registration Statement filed with the Commission on or about May 13, 1988.

          Form 8-K Current Report dated April 12, 1989.

          10-KSB Annual Report for the period ending December 31, 1996.
               Petition for Voluntary Bankruptcy
               Order Authorizing Trustee's Motion for Final Decree Articles of Incorporation, as amended
               Bylaws, as amended
               Consent Resolutions regarding reverse split and Acquisitions Act
               Opinion of counsel regarding reverse split
               Reinstatement Order

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIVEST, INC.

Date: 3/20/98                          /s/John M. Williams
                                        John M. Williams
                                       President, Vice President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        MEDIVEST, INC.

Date: 3/20/98                           /s/John M. Williams
                                        John M. Williams
                                        President, Vice President and
                                        Director

Date: 3/19/98                            /s/William R. Stoddard
                                        William R. Stoddard
                                        Secretary/Treasurer and Director

                          MEDIVEST, INC.
                     (A Development Stage Company)

                      INDEPENDENT AUDITOR'S REPORT
                         DECEMBER 31, 1996 AND 1995

ROBISON, HILL & CO. Certified Public Accountants

A PROFESSIONAL CORPORATION

                      INDEPENDENT AUDITOR'S REPORT

Board of Directors
Medivest, Inc.
(a Development Stage Company)

     We have audited the accompanying balance sheets of Medivest, Inc., (A development Stage Company) as of December 31, 1997 and 1996, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medivest, Inc., (A Development Stage Company) as of December 31, 1997 and 1996 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                         Respectfully submitted,
                         /s/Robison, Hill & Co.
                         Certified Public Accountants

Salt Lake City, Utah
March 11, 1998

MEMBERS OF AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS MEMBERS OF THE PRIVATE COMPANIES PRACTICE SECTION
1366 East Murray-Holladay Road, Salt Lake City, Utah 84117-5050 Telephone 801/272-8045, Facsimile 801/277-9942

EXHIBIT "A"

                          MEDIVEST. INC.
                  (A Development Stage Company)
                          BALANCE SHEETS
                    December 31, 1997 and 1996

                                           1997            1996
 Assets
    Cash and Cash Equivalents             $     -       $ 23,425
    Prepaid Assets                              -        17,587
 Total Assets                             $     -      $ 41,012

 Liabilities and Stockholders' Equity
    Liabilities
      Accounts Payable                    $  15,603    $ 11,062
      Income Tax Payable                        100         100
      Note Payable (see Note 7)              35,000      35,000
      Other Liabilities                        -        159,231
 Total Liabilities                           50,703     205,393

 Stockholders' Equity
    Common Stock, authorized
    50,000,000 shares of
    $.001 par value, issued
    and outstanding 650,287 in
    1996, and 500,287 in 1995                 1,301        650

    Additional Paid in Capital           1,615,328      1,608,111
    Previous Retained Deficit           (1,867,999)    (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage             200,667         94,857
 Total Stockholders' Equity                (50,703)     ((164,381)

 Total Liabilities and
   Stockholders' Equity                   $     -       $  41,012

The accompanying notes are an integral part of these financial statements.

EXHIBIT "B"

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
           FOR THE YEARS ENDED December 31, 1997 and 1996

                                                   Cumulative
                                                      Since
                                                    Inception
                                                        of
                      December 31,  December 31,  Development
                         1997          1996           Stage
Revenues

 Total Revenue          $    -        $    -       $     -

Expenses

 General & Administrative(37,268)      (8,760)      (54,661)
 Total Expenses          (37,268)      (8,760)      (54,661)

 Net Loss Before Taxes and
 Extraordinary Item      (37,268)      (8,760)      (54,661)
 Net Taxes                  (100)        (100)         (200)
 Net Loss Before
 Extraordinary Item      (37,368)      (8,860)      (54,861)
 Extraordinary Item gain
  on restructuring of
  debt, Net of Taxes     143,178      112,350       255,528

Net Income (Loss)      $ 105,810    $ 103,490      $200,667

 Net Earnings (Loss) Per
 Share: Before Extra
 ordinary Item         $    (.06)     $   (.01)
 Extraordinary Item          .22           .22
 Net Earnings (Loss)
   Per Share           $     .16      $    .21
 Weighted Average
 Shares Outstanding      660,845       503,575
Earnings (Loss) Per Common
Share-Assuming Dilution
Loss from Operations   $     (.05)    $    (.01)
Extraordinary Item            .20           .22
Net Earnings Per Share $      .15     $     .22
Weighted Average
Shares Outstanding        702,558       503,575

The accompanying notes are an integral part of these financial statements.

EXHIBIT "C"

                            MEDIVEST, INC.
                     (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED December 31, 1996 and 1995
                                                                   Earnings
                                                                   (Deficit)
                                                                  Accumulated
                                             Additional Retained     During
                               Common Stock   Paid-in   Earnings  Development
                              Shares   Amount Capital   (Deficit)     Stage
Balance at December 31, 1995 500,287    500   1,590,674  (1,867,999)   (8,633)

Issuance of Stock to Cicero
 Cinzano as prepayment
 of finance charges
 (see Note 8)                150,000    150      17,437

Net Income                       -      -           -           -     103,490

Balance at December 31, 1996 650,287 $  650  $1,608,111 $(1,867,999) $ 94,857

2/21/97 Issuance of stock to
Thomas Crowther, Esq. for
settlement of legal debt       4,269      4     586             -         -

2/21/97 Issuance of stock to
Gary Lundsen, Esq. for
settlement of legal debt       2,000      2     275             -         -

9/5/97 Issuance of stock to
John Williams, director and
Executive officer, for
services                     350,000    350   3,150             -         -

9/5/97 Issuance of stock to
William Stoddard, director and
executive officer, for
services                     350,000    350   3,150             -         -

9/8/97 shares returned by Mr.

Haedrich and cancelled       (55,251)   (55)     55            -         -

Net Income                       -       -      -              -       105,810

Balance at
 December 31, 1997         1,301,305  1,301 $1,615,327  $(1,867,999)  $200,667

The accompanying notes are an integral part of these financial statements.

EXHIBIT "D"

                                   MEDIVEST, INC.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED December 31, 1997 and 1996
                                                                 Cumulative
                                                                    Since
                                                                 Inception of
                                   December 31,    December 31,  Development
                                      1997            1996          Stage
Cash Flows From Operating

 Net Income (Loss)                   $ 105,810     $ 103,490        $200,667

 Adjustments to reconcile net income
 to net cash provided by operating
 activities:
  Changes in Assets and Liabilities
   Common Stock Issued for services     7,868             -            7,868
   Common Stock Issued for Finance
    Charge                             17,587             -           17,587

Changes in Assets and Liabilities
   Increase in Accounts Payable         4,541           2,429         15,603
   Decrease in Other Liabilities     (159,231)       (117,594)      (276,825)
 Increase in Taxes Payable                -               100            100
 Net Cash Used by Operating
  Activities                          (23,425)        (11,575)       (35,000)

Cash Flows From Investing Activities      -               -              -

Cash Flows From Financing Activities
 Proceeds from Note Payable               -            35,000         35,000

 Net Cash Provided by Financing
 Activities                               -            35,000         35,000

 Net Increase (Decrease) in Cash
  and Cash Equivalents                (23,425)         23,425            -

 Cash and Cash Equivalents at
   Beginning of Year                   23,425             -              -

 Cash and Cash Equivalents at
   End of Year                       $    -       $ 23,425        $      -

Supplemental Disclosure of
Cash Flow Information
  Income Taxes                       $    100     $    100         $    200
  Interest                                -            -                -

Supplemental Disclosure of Non-Cash Investing and Financing Activities

On December 23, 1997 the Company agreed to issue 150,000 shares, par value $.001 per share, of common stock as a prepayment of finance charges, shares were issued October 24, 1997.

On February 21, 997 the Company issued 6,269 shares, par value $.001 per share, of common stock as settlement of debt for legal services.

On September 5, 1997 the Company issued 700,000 shares, par value $.001 to directors and executive officers for services.

On September 8, 1997, 55,251 shares were returned to the Company and canceled.

The accompanying notes are an integral part of these financial statements.

EXHIBIT "E"

                                MEDIVEST, INC.
                         (A Development Stage Company)
                       NOTES TO THE FINANCIAL STATEMENTS
                          December 31, 1997 and 1996

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

Earnings Per Share

The following data show the amounts used in computing earnings (loss) per share and the effect on income and the weighted average number of shares of dilutive potential common stock.

                                                                     Per-Share
                                          Income          Shares       Amount
                                         For the Year ended December 31, 1996
Basic Earnings Per Share
Loss from operations before extraordinary
   Items                                 $   (8,860)     503,575   $    (.01)

Extraordinary Item                          112,350      503,575         .22

Net Earnings Available to
  Common Stockholders                    $  103,490      503,575   $     .21

Potentially Dilutive Shares                                  -

Diluted Earnings Per Share

Loss from operations before extraordinary
   Items                                $   (8,860)      503,575   $    (.01)

Extraordinary Item                         112,350       503,575         .22

Net Earnings Available to
  Common Stockholders                   $  103,490       503,575   $     .21

                                      For the year ended December 31, 1997
Basic Earnings Per Share
Loss from operations before extraordinary
   Item                                 $  (37,368)      660,845   $    (.06)

Extra ordinary item                        143,178       660,845         .22

Net Earnings Available to
  Common Stockholders                   $  105,810       660,845   $     .16

Consulting Compensation
  Agreement (See Note 8)                                  41,713

Diluted Earnings Per Share
Loss from operations before extraordinary
   Item                                 $  (37,368)      702,558   $    (.05)

Extraordinary item                         143,178       702,558         .20

Net Earnings Available
  to Common Stockholders                $  105,810       702,558   $     .15

Basic earnings per common share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share for the year ended December 31, 1997 consist of an agreement where the Company issues shares of stock for services, not to exceed 10% of shares outstanding. Weighted average shares computed based on date of agreement using 10% of shares outstanding on December 31, 1997 (see
Note 8).

In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 15, 1997. As a result, the Company's reported earnings per share for 1996 were restated. The effect of this accounting change on previously reported earnings per share (EPS) data was as follows:

     Per share amounts                    1996
     Primary EPS as reported            $       .21
     Effect of SFAS No. 128                       -
     Basic EPS as restated              $       .21


     Fully diluted EPS                  $         -
     Effect of SFAS No. 128                     .21
     Diluted EPS as restated            $       .21

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

Reclassifications

Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.

NOTE 2 - INCOME TAXES

A nontaxable gain of $112,350 in 1996 and $143,178 in 1997 on debt forgiveness due to insolvency resulted in a permanent difference in income reported for tax purposes.

Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $197,624 and $196,295 for the years ended December 31, 1997 and 1996, respectively, are the result of net operating losses.

The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:

                                            as of December 31
                                            1997         1996
Future deductible temporary differences
  related to net operating losses        $ 197,624   $ 196,295
Valuation allowance                      $(197,624)  $(196,295)

Net deferred income tax asset            $       -   $       -

As of December 31, 1997, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $1,378,000 available to offset future taxable income. This net operating loss carryforward expires at various dates between December 31, 2004 and 2012. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $197,624 as of December 31, 1997, resulting from net operating losses carryforward.

The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below.
                                              For the Years Ended
                                                    December 31,

                                            1997        1996
Benefit at the federal statutory rate
  of 15%                                 $   5,605   $   1,329
Utilization of net operating loss
  carryforward                              (5,605)     (1,329)

                                         $       -   $       -
NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of December 31, 1997 and 1996 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - EMERGENCE FROM BANKRUPTCY

On June 15, 1993, the Company emerged from bankruptcy. The other liabilities included in the balance sheet reflect unpaid claims from the bankruptcy subject to compromise.

During 1997 the Company compromised and settled all of the $159,231 listed as "other liabilities" on the balance sheet.

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

NOTE 7 - NOTE PAYABLE

     Note payable, dated December 23, 1996                1997           1996

     to Cicero Cinzano, Ltd.  (interest at 18%),
     principal due earlier of December 23,
     1998, or on the closing of a reorganization,
     acquisition, merger or similar transactions
     involving Medivest.  Interest was paid in full
     as of October 24, 1997 with common stock.       $   35,000 $   35,000

NOTE 8 - ISSUANCE OF STOCK

On December 23, 1997, Cicero Cinzano, Ltd. agreed to accept 150,000 shares of the Company's $.001 par value common stock for prepayment of finance charges on the $35,000 note payable (see Note 7.)

On September 5, 1997 Medivest and entered into a Consultant Compensation Agreement with Leonard W. Burningham, Esq. and Branden T. Burningham, Esq., "Consultants" for payment of services performed. Shares shall be issued upon submission of an invoice, not to exceed $10,000, for services performed by the Consultants, and are subject to the filing of a Registration Statement on Form S-8. The total number of securities to be issued shall not exceed 10 percent of the outstanding securities of Medivest on the date of issuance and will be issued at a price of $0.01 per share.