Form 10QSB
period 1998-03-31
MEDIVEST INC
filed 1998-05-15
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1998
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

                               May 5, 1998

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

                         MEDIVEST, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                                            (Unaudited)
                                             March 31,      December 31,
                                               1998            1997
Total Assets                                $       -       $      -


Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                        $    18,600     $   15,603
    Income Tax Payable                              -              100
    Note Payable                                 35,000         35,000
     Total Liabilities                           53,600         50,703

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of $.001
      par value, issued and outstanding
      1,301,305 as of March 31,
      1998 and December 31, 1997                  1,301          1,301

    Additional Paid in Capital                1,615,328      1,615,328
    Previous Retained Deficit                (1,867,999)    (1,867,999)
    Earnings(Deficit)Accumulated
      During Development Stage                  197,770        200,667

     Total Stockholders' Equity                 (53,600)       (50,703)

Total Liabilities and Stockholders'
  Equity                                    $       -       $      -

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                                                            Cumulative
                                                               Since
                                                            Inception
                                For the three months ended      Of
                                March 31,     March 31,     Development
                                  1998           1997          Stage
Revenues                         $     -       $      -       $      -

General & Administrative Expenses   (2,897)        (6,553)       (57,558)

Net Loss Before Taxes and
Extraordinary Item                  (2,897)        (6,553)       (57,558)

Net Taxes                              -              -             (200)

Net Loss Before Extraordinary Item  (2,897)        (6,553)       (57,758)

Extraordinary Item - Gain on
Restructuring of Debt,
Net of Taxes                           -          133,691        255,528

Net Income (Loss)                $  (2,897)     $ 127,138      $ 197,770

Earnings (Loss) Per Common Share
Loss from Operations Before
  Extraordinary Item             $     -        $    (.01)
Extraordinary Item                     -              .20
Net Earnings Per Share           $     -        $     .19

Weighted Average Shares
Outstanding                       1,301,305        652,934

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                            Cumulative
                                                               Since
                                 For the three months ended  Inception
                                   March 31,     March 31,      Of
                                     1998          1997     Development
Cash Flows From Operating

Net Income (Loss)                $  (2,897)    $  127,138    $  197,770

Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:
   Common stock issued for services    -              -           7,868
   Common Stock issued for finance
   charges                             -              -          17,587

Changes in Assets and Liabilities
   Decrease in prepaid finance
   charges                             -            4,397           -
   Increase (Decrease) in accounts
   payable                           2,997         (2,998)       18,600
   Decrease in other liabilities       -         (148,875)     (276,825)
   Increase (Decrease) in taxes
   payable                            (100)           -             -

Net Cash Used by Operating Activities  -          (20,338)      (35,000)

Cash Flows From Investing Activities   -              -             -


Cash Flows From Financing Activities
   Proceeds from note payable          -              -          35,000

Net cash provided by financing
activities                             -              -          35,000

Net (decrease) in cash and cash
equivalents                            -          (20,338)          -

Cash and cash equivalents at
beginning of year                      -           23,425           -

Cash and cash equivalents at end of
year                                $  -         $  3,087     $     -

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
            For the Three Months Ended March 31, 1998
                          (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

     During the quarters ended March 31, 1998 and 1997, the Company had no business operations, a net loss of ($2,897) and ($6,553), respectively, and liabilities of $53,600 for March 31, 1998.

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

         None; not appicable.

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

                                       MEDIVEST, INC.



Date: 5/15/98                           By/s/John M. Williams
      ----------                        --------------------------------------
                                        John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.




Date: 5/15/98                            By/s/John M. Williams
     ----------                          ------------------------------------
                                         John M. Williams
                                         President, Vice President and
                                         Director


Date: 5/15/98                            By/s/William R. Stoddard
     ----------                          ------------------------------------
                                         William R. Stoddard
                                         Secretary/Treasurer and Director