Form 10QSB
period 1998-06-30
MEDIVEST INC
filed 1998-07-28
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended June 30, 1998
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

                               July 21, 1998

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

                          MEDIVEST, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                            (Unaudited)
                                              June 30,      December 31,
                                                1998             1997

Total Assets                                $       -        $        -

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                        $    20,459      $     15,603
    Income Tax Payable                              -                 100
    Note Payable                                 35,000            35,000

           Total Liabilities                     55,459            50,703

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of $.001
      par value, issued and outstanding
      1,301,305 as of June 30,
      1998 and December 31, 1997                  1,301             1,301

    Additional Paid in Capital                1,615,328         1,615,328
    Previous Retained Deficit                (1,867,999)       (1,867,999)
    Earnings(Deficit)Accumulated
    During Development Stage                    195,911           200,667

          Total Stockholders' Equity            (55,459)          (50,703)

Total Liabilities and Stockholders' Equity  $       -         $       -

The accompanying notes are an integral part of these financial statements.

                                     MEDIVEST, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                                                   Cumulative
                                                                      Since
                                                                    Inception
               For the Three Months Ended  For the Six Months Ended     of
                    June 30,     June 30,    June 30,     June 30, Development
                     1998          1997       1998         1997        Stage
Revenues              $      -    $       -    $      -    $      -  $    -
General and
Administrative
Expenses                  (1,859)    (8,217)    (4,756)     (14,770)  (59,417)

Net Loss Before Taxes and
Extraordinary Item        (1,859)    (8,217)    (4,756)     (14,770)  (59,417)

Net Taxes                    -          -          -            -        (200)

Net Loss Before
Extraordinary Item        (1,859)    (8,217)    (4,756)     (14,770)  (59,617)

Extraordinary Item -
Gain on Restructuring
of Debt, Net of Taxes        -        9,487        -       143,179    255,528

Net Income (Loss)       $ (1,859)  $  1,270   $ (4,756)  $ 128,409  $ 195,911

Earnings (Loss) Per
Common Share Loss From
Operations Before
Extraordinary Item      $    -     $   (.01)  $    -     $    (.02)
Extraordinary Item           -          .01        -           .22
Net Earnings Per share       -           -         -           .20

Weighted Average shares
Outstanding             1,301,305    656,556   1,301,305    654,755

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                               Cumulative
                                                                  Since
                                   For the Six Months Ended     Inception
                                   June 30,        June 30,        Of
                                     1998            1997      Development
Cash Flows From Operating

Net Income (Loss)                   $   (4,756)    $ 128,409    $ 195,911

Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:
   Common stock issued for services        -             -          7,868
   Common Stock issued for finance charges -             -         17,587

Changes in Assets and Liabilities
   Decrease in prepaid finance charges     -           8,794          -
   Increase (Decrease) in accounts
   payable                               4,856         1,418       20,459
   Decrease in other liabilities           -        (158,363)    (276,825)
   Increase (Decrease) in taxes payable   (100)         (100)         -

Net Cash Used by Operating Activities      -         (19,842)     (35,000)

Cash Flows From Investing Activities       -             -            -

Cash Flows From Financing Activities
   Proceeds from note payable              -             -         35,000

Net cash provided by financing activities  -             -         35,000

Net (decrease) in cash and cash
equivalents                                -         (19,842)         -

Cash and cash equivalents at
beginning of year                          -          23,425          -

Cash and cash equivalents at end of year $ -    $      3,583    $     -

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
             For the Three Months Ended June 30, 1998
                          (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

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

     During the quarters ended June 30, 1998 and 1997, the Company had no business operations, a net loss of ($1,859) and ($1,270), respectively, and liabilities of $55,459 for June 30, 1998.

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

                                       MEDIVEST, INC.



Date: 7/22/98                           By/s/John M. Williams
      ----------                        --------------------------------------
                                        John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.




Date: 7/22/98                            By/s/John M. Williams
     ----------                          ------------------------------------
                                         John M. Williams
                                         President, Vice President and
                                         Director


Date: 7/28/98                            By/s/William R. Stoddard
     ----------                          ------------------------------------
                                         William R. Stoddard
                                         Secretary/Treasurer and Director