Form 10QSB
period 1998-09-30
MEDIVEST INC
filed 1998-10-29
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended September 30, 1998
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

                              September 30, 1998

                           Common - 72,295 shares*

     * This represents the number of outstanding shares after an 18 for 1 reverse stock split authorized on September 30, 1998.


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

                          MEDIVEST, INC.
                  (A Development Stage Company)
                          BALANCE SHEETS

                                            (Unaudited)
                                           September 30,      December 31,
                                                1998             1997

Total Assets                                $       -        $        -

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                        $    21,749      $     15,603
    Income Tax Payable                              -                 100
    Note Payable                                 35,000            35,000

           Total Liabilities                     56,749            50,703

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of $.001
      par value, issued and outstanding
      72,295 as of September 30,
      1998 and December 31, 1997                     72                72

    Additional Paid in Capital                1,616,557         1,616,557
    Previous Retained Deficit                (1,867,999)       (1,867,999)
    Earnings(Deficit)Accumulated
    During Development Stage                    194,621           200,667

          Total Stockholders' Equity            (56,749)          (50,703)

Total Liabilities and Stockholders' Equity  $       -         $       -

The accompanying notes are an integral part of these financial statements.

                                     MEDIVEST, INC.
                               (A Development Stage Company)
                                 STATEMENTS OF OPERATIONS
                                       (Unaudited)
                                                                   Cumulative
                                                                      Since
                                                                    Inception
                For the Three Months Ended For the Nine Months Ended    of
                       September 30,              September 30,    Development
                     1998          1997       1998         1997        Stage
Revenues              $      -    $       -    $      -    $      -  $    -
General and
Administrative
Expenses                  (1,290)   (15,852)    (6,046)     (30,622)  (60,707)

Net Loss Before Taxes and
Extraordinary Item        (1,290)   (15,852)    (6,046)     (30,622)  (60,707)

Net Taxes                    -          -          -            -        (200)

Net Loss Before
Extraordinary Item        (1,290)   (15,852)    (6,046)     (30,622)  (60,707)

Extraordinary Item -
Gain on Restructuring
of Debt, Net of Taxes        -          -          -        143,179   255,528

Net Income (Loss)       $ (1,290)  $(15,852)   $(6,046)   $ 112,557 $ 194,621

Earnings (Loss) Per
Common Share Loss From
Operations Before
Extraordinary Item      $   (.02)  $   (.42)  $   (.08)  $    (.83)
Extraordinary Item                                            3.89
Net Earnings Per share      (.02)      (.42)      (.08)       3.06

Weighted Average shares
Outstanding                72,295     37,556    72,295     36,756

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)
                                                               Cumulative
                                                                  Since
                                   For the Six Months Ended     Inception
                                  September 30, September 30,       Of
                                     1998            1997      Development
Cash Flows From Operating

Net Income (Loss)                   $   (6,046)    $ 112,557    $ 194,621

Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:
   Common stock issued for services        -           7,000        7,868
   Common Stock issued for finance charges -             -         17,587

Changes in Assets and Liabilities
   Decrease in prepaid finance charges     -          13,191          -
   Increase (Decrease) in accounts
   payable                               6,146         2,290       21,749
   Decrease in other liabilities           -        (158,363)    (276,825)
   Increase (Decrease) in taxes payable   (100)         (100)         -

Net Cash Used by Operating Activities      -         (23,425)     (35,000)

Cash Flows From Investing Activities       -             -            -

Cash Flows From Financing Activities
   Proceeds from note payable              -             -         35,000

Net cash provided by financing activities  -             -         35,000

Net (decrease) in cash and cash
equivalents                                -         (23,425)         -

Cash and cash equivalents at
beginning of year                          -          23,425          -

Cash and cash equivalents at end of year $ -    $        -      $     -

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
          For the Nine Months Ended September 30, 1998
                          (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months period ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

NOTE 2 - Reverse Stock Split

     On September 30, 1998, the Board of Directors authorized an 18 for 1 reverse stock split of the Company's $.001 par value common stock. As a result of the split, 1,229,010 shares were canceled, and additional paid-in capital was increase by $1,229. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1998 and 1997 have been restated to reflect the reverse split.

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

     During the quarters ended September 30, 1998 and 1997, the Company had no business operations, a net loss of ($1,290) and ($15,852), respectively, and liabilities of $56,749 for September 30, 1998.

Liquidity.
---------

     During the fourth quarter of 1996, the Company obtained a loan from a non-affiliated party in the amount of $35,000, which funds were utilized to compromise outstanding liabilities at approximately ten cents on the dollar.

                   PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.

          None; not applicable.

Item 2.   Changes in Securities.

          See Note 2 of Financial Statements on the preceeding page regarding an 18 for 1 reverse split of the Company's $.001 par value common stock, effective October 9, 1998.

Item 3.   Defaults Upon Senior Securities.

          None; not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders.

          No matter was submitted to a vote of the Company's security holders during the second quarter of the calendar year covered by this Report or during the two previous calendar years.

Item 5.   Other Information.

          None; not applicable.

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

                                       MEDIVEST, INC.



Date: 10/27/98                          By/s/John M. Williams
      ----------                        --------------------------------------
                                        John M. Williams
                                        President, Vice President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.




Date: 10/27/98                           By/s/John M. Williams
     ----------                          ------------------------------------
                                         John M. Williams
                                         President, Vice President and
                                         Director


Date: 10/26/98                           By/s/William R. Stoddard
     ----------                          ------------------------------------
                                         William R. Stoddard
                                         Secretary/Treasurer and Director