Form 10KSB
period 1998-12-31
MEDIVEST INC
filed 1999-02-22
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1998
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

                            178 South 350 West
                             Mona, Utah 84645
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (801) 489-3238


                             3646 West 2100 South
                      Salt Lake City, Utah 84120
                          --------------------------
       (Former Name or Former Address, if changed since last Report)

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

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State Issuer's revenues for its most recent fiscal year:   December 31, 1998 -
$0.

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days.

     February 8, 1999 - $115. There are approximately 115,464 shares of common voting stock of the Company held by non-affiliates. Because there has been no "established trading market" for the Company's common stock during the past five years, the Company has arbitrarily valued these shares at par value of $0.001 per share.

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

                              February 8, 1999

                                 4,372,639

                    DOCUMENTS INCORPORATED BY REFERENCE

          A description of "Documents Incorporated by Reference" is contained in Item 13 of this Report.

Transitional Small Business Issuer Format   Yes  X   No
                                                ---     ---

                                  PART I

Item 1.  Description of Business.
         ------------------------

Business Development.
---------------------

     Medivest, Inc. (the "Company") was incorporated under the laws of the State of Utah on November 10, 1983, and from its inception and until the filing of bankruptcy proceedings in 1989, it was engaged in the development, manufacture and sale of medical products and medical-related transportation services. These operations were unsuccessful, and the Company filed a Chapter 11 Bankruptcy Petition in the U.S. Bankruptcy Court for the District of Utah on April 12, 1989. By Order of the Bankruptcy Court, the Company's bankruptcy was closed on June 15, 1993. See the 10-KSB Annual Report for the year ended December 31, 1996 ("10-KSB Annual Report"), and which is incorporated herein by reference, and Item 3 of this Report.

     Effective the 30th of September, 1998, the Board of Directors authorized a reverse split of the outstanding voting securities of the Company on a basis of 18 for 1, while retaining the authorized capital and par value, with appropriate adjustments in the capital accounts of the Company. All computations herein take into account this reverse split.

     The Company sold 3,000,000 "restricted securities" (common stock) to Jeannie Hullinger in consideration of the sum of $20,000, and the then duly elected directors and executive officers of the Company resigned, in seriatim, and appointed Jeannie Hullinger, President and director; Kevin Hullinger, Vice President and director; and Brenda M. Hall, Secretary/Treasurer and director of the Company, to serve until the next annual meeting of the stockholders or until their successors are elected and qualified or their prior resignations or terminations. For information regarding beneficial holdings of Ms. Hullinger see Item 11 of this Report. An 8-K Current Report dated October 29, 1998, respecting this change in control, was filed with the Securities and Exchange Commission and is incorporated herein by reference. See Item 13 of this Report.

     Subsequently, on or about November 5, 1998, the Company sold 1,200,000 "restricted securities" (common stock) to "accredited investors" or "sophisticated investors" as defined in Rule 506 of the Securities and Exchange Commission pursuant to Section 4(2) of the Securities Act of 1933, as amended. For information regarding beneficial holdings of these people see
Item 11 of this Report.

     On December 15, 1998, the Company authorized the issuance of 100,000 shares of its $0.001 par value common stock to the Company's counsel for services rendered and valued at $13,532.

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

Number of Employees.
--------------------

     None.

Item 2.  Description of Property.
         ------------------------

          Other than cash and certain prepaid assets, the Company has virtually no assets, property or business; its principal executive office address and telephone number are the business office address and telephone number of its President, Jeannie Hullinger, and are currently provided at no cost. Because the Company has had no business, its activities will be limited to keeping itself in good standing in the State of Utah, seeking out acquisitions, reorganizations or mergers and preparing and filing the appropriate reports with the Securities and Exchange Commission. These activities have consumed an insubstantial amount of management's time.

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

                                  PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.
         ---------------------------------------------------------

Market Information
------------------

      The Company's common stock is listed for quotations on the OTC Bulletin Board of the National Association of Securities Dealers ("NASD"), under the symbol "MVTN." There is no "established trading market" for shares of common stock of the Company; no assurance can be given that any "established trading market" for the Company's common stock will develop in the future or be maintained, if one does develop.

Restricted Securities

---------------------

     There are currently 4,372,638 outstanding shares of the Company's common stock, of which 4,257,175 are designated as "restricted securities." Of these restricted securities, 55,553 have been held for in excess one year, and may be publicly resold under Rule 144 of the Securities and Exchange Commission. Any such sales could have an adverse effect on any market which may develop for the Company's common stock.

Holders
-------

     The number of record holders of the Company's common stock as of the date of this Report is approximately 454.

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

     During the next 12 months, the Company's only foreseeable cash requirements will relate to maintaining the Company in good standing or the payment of expenses associated with reviewing or investigating any potential business venture, which the Company expects to pay from its cash resources, and, in the event of the completion of a reorganization, payment of the non-affiliated party's note. As of December 31, 1998, it had $5,000 in cash or cash equivalents. If additional funds are required during this period, such funds may be advanced by management or stockholders as loans to the Company. Because the Company has not identified any such venture as of the date of this Report, it is impossible to predict the amount of any such loan. However, any such loan should not exceed $25,000 and will be on terms no less favorable to the Company than would be available from a commercial lender in
an arm's length transaction.   As of the date of this Report, the Company is
not engaged in any negotiations with any person regarding any such venture.

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

     At December 31, 1998, the Company's had $5,000 in assets. See the Index to Financial Statements, Item 7 of this Report.

     During the calendar year ended December 31, 1998, the Company had net income of ($8,634). This compares to a net income of $105,810, attributable to the restructuring of its debt during the calendar year ended December 31, 1997. The Company has received no revenues in either of its two most recent calendar years. See the Index to Financial Statements, Item 7 of this Report.

Liquidity.
---------

     The Company received $50,000 for the sale of 4,200,000 "restricted securities" (common stock) of the Company during the year ended December 31, 1998. The Company total cash assets and total liabilities for the year ended December 31, 1998, were $5,000 and $805, respectively.

"Year 2000".
-----------

     Because the Company is not presently engaged in any substantial business operations, management does not believe that computer problems associated with the change of year to the year 2000 will have any material effect on its operations. However, the possibility exists that the Company may merge with or acquire a business that will be negatively affected by the "year 2000" problem. The effect of such problem or the Company in the future can not be predicted with any accuracy until such time as the Company identifies a merger or acquisition target.

Item 7.  Financial Statements.
         ---------------------

          Financial Statements for the years ended
          December 31, 1998 and 1997

          Independent Auditors' Report

          Balance Sheets - December 31, 1998 and 1997

          Statements of Operations for the years ended
          December 31, 1998 and 1997

          Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997

          Statements of Cash Flows for the years ended
          December 31, 1998 and 1997

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

                                 PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
--------------------------------------------------

     There were no delinquent filings by any directors, executive officers or "affiliate" of the Company during the last calendar year.

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



                                   Date of         Date of
                    Positions    Election or     Termination
Name                  Held       Designation   or Resignation
----                  ----       -----------   --------------

John M. Williams      President        3/89           11/5/98
                      Vice President  10/86           11/5/98
                      Director        10/86           11/5/98

William R. Stoddard   Secretary       10/86           11/5/98
                      Treasurer       10/86           11/5/98
                      Director        10/86           11/5/98

Jeannie Hullinger       President       11/5/98            *
                   Director        11/5/98            *

Kevin Hullinger       Vice President  11/5/98            *
                   Director        11/5/98            *

Brenda M. Hall        Secretary       11/5/98         12/28/98
                   Treasurer       11/5/98         12/28/98
                   Director        11/5/98         12/28/98

Sheryl A. Ross        Secretary      12/28/98           *
                   Treasurer       12/28/98           *
                   Director        12/28/98           *


     * These persons presently serve in the capacities indicated.

Business Experience.
--------------------

     Jeannie Hullinger. President and Director. Ms. Hullinger is 51 years of age and has been employed by Wagon Wheel Ranch since 1985 as manager and trainer. Her job includes hiring employees, complete management of the breeding operations, mare and foal management and training of the race horses, including planning each one's individual race obligation for the year. Prior to 1985, she was self employed as a public race trainer since 1977, where she managed a complete operation from billing, bookkeeping, training and racing, a race stable in the Western United States.

     Kevin Hullinger. Vice President and Director. Mr. Hullinger is 41 years of age and has been employed at Envirotech Pump Systems since June 1993 as a pattern maker for pump molds. Prior to that he worked for Cate Equipment in the repair and maintenance department for heavy equipment from 1990 to 1993. From 1986 to 1990, he worked for Buehner Concrete Products as a carpenter and pattern maker for architectural concrete molds. Mr. Hullinger attended Utah Technical College for two years.

     Sheryl A. Ross. Secretary/Treasurer and Director. Ms. Ross is 49 years of age and is employed as an office manager and assistant by Leonard W. Burningham, Esq. Ms. Ross has worked for Leonard W. Burningham, Esq. for the past 30 years.

Significant Employees.
----------------------

     The Company has no employees who are not executive officers, but who are expected to make a significant contribution to the Company's business.

Family Relationships.
---------------------

     With the exception that Jeannie Hullinger and Kevin Hullinger are husband and wife, there are no family relationships between any directors or executive officers of the Company, either by blood or by marriage.

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
Position   Ended      ($)   ($)  Compen-Stock Optionsouts ensat'n
-----------------------------------------------------------------
John M.
Williams,   12/31/96    0     0     0     0      0     0   0
President,  12/31/97    0     0     0     0      0     0   *
V.P. and    12/31/98    0     0     0     0      0     0   0
Director

William R.
Stoddard,   12/31/96    0     0     0     0      0     0   0
Secretary/  12/31/97    0     0     0     0      0     0   *
Treasurer,  12/31/98    0     0     0     0      0     0   0
Director

Jeannie
Hullinger   12/31/98    0     0     0     0      0     0   0
President,
Director

Kevin
Hullinger   12/31/98    0     0     0     0      0     0   0
Vice Pres,
Director

Sheryl A.   12/31/98    0     0     0     0      0     0   0
Ross, Sec/
Tres,
Director


      * On September 5, 1997, the Company authorized the issuance of 38,890 "unregistered" and "restricted" shares of its $0.001 par value common stock to two of its executive officers and directors, 19,445 shares to each, for services rendered and valued at $3,500 each. See the caption "Business Development" of Item
          1, Part II of the Company's 10-KSB Annual Report for the year ended December 31, 1997.

     No cash compensation, deferred compensation or long-term incentive plan awards were issued or granted to the Company's management during the calendar years ending December 31, 1998, 1997, or 1996, or the period ending on the date of this Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------

Security Ownership of Certain Beneficial Owners.
------------------------------------------------

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the date of this Report, with the computations being based upon 4,372,639 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class (1)
----------------     ------------------           --------


Jeannie Hullinger         3,000,000                 68.61%
Box 367
Mona, Utah 84645

Dassity, Inc.*              400,000                  9.15%
55 West 200 North #2
Provo, Utah 84601
                            -------                  ----

                          3,400,000                  77.76%

     *Owned or controlled by Brenda M. Hall. 200,000 of the 400,000 shares are in the name of Dassity, Inc. Profit Sharing Plan.

     The following table sets forth the shareholdings of those persons who beneficially own more than five percent of the Company's common stock as of the December 31, 1998, with the computations being based upon 4,372,639 shares of common stock being outstanding.


                      Number of Shares           Percentage
Name and Address     Beneficially Owned           of Class (1)
----------------     ------------------           --------


Jeannie Hullinger         3,000,000                 68.61%
Box 367
Mona, Utah 84645

TradeCo Corp.*              400,000                  9.15%
55 West 200 North #2
Provo, Utah 84601
                            -------                  ----

                          3,400,000                  77.76%

     * Owned or controlled by David N. Nemelka.

Security Ownership of Management.
---------------------------------

     The following table sets forth the shareholdings of the Company's directors and executive officers as of the date of this Report:


                           Number of             Percentage of
Name and Address     Shares Beneficially Owned     of Class *
----------------     -------------------------     --------

Jeannie Hullinger           3,000,000               68%
55 West 200 North, #2
Provo, Utah 84601

Kevin Hullinger                 -0-                 -0-
55 West 200 North, #2
Provo, Utah 84601

Sheryl A. Ross                  -0-                 -0-
6113 Loder Drive
Kearns, Utah 84116
                              -------              ------
All directors and executive
officers as a group         3,000,000               68%
(3 persons)


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

Item 12. Certain Relationships and Related Transactions.
         -----------------------------------------------

Transactions with Management and Others.
----------------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the prior directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Certain Business Relationships.
-------------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the prior directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Indebtedness of Management.
---------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the prior directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any director or executive officer, or any security holder who is known to the Company to own of record or beneficially more than five percent of the Company's common stock, or any member of the immediate family of any of the foregoing persons, had a material interest.

Parents of the Issuer.
----------------------

    The Company has no parents.

Transactions with Promoters.
----------------------------

     With the exception of the issuance of "unregistered" and "restricted" shares of common stock of the Company as compensation for services rendered to the prior directors and executive officers of the Company, all as outlined under the caption "Business Development" of Item 1, Part I, there have been no material transactions, series of similar transactions, currently proposed transactions, or series of similar transactions, to which the Company or any of its subsidiaries was or is to be a party, in which the amount involved exceeded $60,000 and in which any promoter or founder, or any member of the immediate family of any of the foregoing persons, had a material interest.

Item 13. Exhibits and Reports on Form 8-K.
         ---------------------------------

Reports on Form 8-K
-------------------

     An 8-K Current Report dated October 29, 1998, was filed with the Securities and Exchange Commission on November 9, 1998, regarding a change in control of the Company and a reverse split one for 18, effective October 9, 1998.

Exhibits
--------

Exhibit
Number               Description
------               -----------
  5                Opinion of Counsel respecting reverse split

 27                Financial Data Schedule

 99              Resolution of Board of Directors respecting reverse split

DOCUMENTS INCORPORATED BY REFERENCE

          Form 10 Registration Statement filed with the Commission on or about May 13, 1988.

          Form 8-K Current Report dated April 12, 1989.

          10-KSB Annual Report for the period ended December 31, 1996.
               Petition for Voluntary Bankruptcy
               Order Authorizing Trustee's Motion for Final Decree Articles of Incorporation, as amended
               Bylaws, as amended
               Consent Resolutions regarding reverse split and Acquisitions Act
               Opinion of counsel regarding reverse split
               Reinstatement Order

          10-KSB Annual Report for the period ended December 31, 1997.


                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MEDIVEST, INC.

Date: 2/12/99                          /s/Jeannie Hullinger
                                       Jeannie Hullinger
                                       President and Director

          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

                                        MEDIVEST, INC.

Date: 2/12/99                           /s/Jeannie Hullinger
                                        Jeannie Hullinger
                                        President and
                                        Director

Date: 2/12/99                           /s/Kevin Hullinger
                                        Kevin Hullinger
                                        Vice President and Director


Date: 2/22/99                           /s/Sheryl A. Ross
                                  Sheryl A. Ross
                                  Secretary/Treasurer and Director

                         MEDIVEST, INC.
                  (A Development Stage Company)
                              - : -

                  INDEPENDENT AUDITOR'S REPORT

                   DECEMBER 31, 1998 AND 1997

                   INDEPENDENT AUDITOR'S REPORT



Board of Directors
Medivest, Inc.
(a Development Stage Company)


     We have audited the accompanying balance sheets of Medivest, Inc., (A Development Stage Company) as of December 31, 1998 and 1997, and the related statements of operations, retained earnings, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Medivest, Inc., (A Development Stage Company) as of December 31, 1998 and 1997 and the results of its operations, and its cash flows for the years then ended in conformity with generally accepted accounting principles.

                                    Respectfully submitted,
                              /S/Robison, Hill & Co.
                              Certified Public Accountants
Salt Lake City, Utah
February 3, 1999

                         MEDIVEST, INC.
                  (A Development Stage Company)
                         BALANCE SHEETS
                   DECEMBER 31, 1998 AND 1997
                                                  1998           1997
Assets



    Cash and Cash Equivalents                   $    5,000     $     -

Total Assets                                    $    5,000     $     -

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                            $      705     $  15,603
    Income Tax Payable                                 100           100
    Note Payable(see Note 7)                           -          35,000

     Total Liabilities                                 805        50,703

  Stockholders' Equity

    Common Stock, authorized
      50,000,000 shares of
      $.001 par value, issued
      and outstanding 4,372,639 in
      1998, and 72,639 in 1997                       4,373            73
    Additional Paid in Capital                   1,675,788     1,616,556
    Previous Retained Deficit                   (1,867,999)   (1,867,999)
    Earnings(Deficit)Accumulated
     During Development Stage                      192,033       200,667

      Total Stockholders' Equity                     4,195       (50,703)

Total Liabilities and Stockholders'  Equity   $      5,000   $       -

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF OPERATIONS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                Cumulative
                                                                   Since
                                                                 Inception
                                                                    Of
                                   December 31,   December 31,  Development
                                      1998            1997         Stage
Revenues
                                    $     -        $     -       $     -
General & Administrative Expenses      (8,534)       (37,268)      (63,195)

Net Loss Before Taxes and Extraordinary
Item                                      -          (37,268)      (63,195)

Net Taxes                                (100)          (100)         (300)

Net Loss Before Extraordinary Item     (8,634)       (37,368)      (63,495)

Extraordinary Item - Gain on
Restructuring of Debt, Net of Taxes       -          143,178       255,528


Net Income (Loss)                  $   (8,634)    $  105,810    $  192,033

Basic Earnings (Loss) Per Common Share
Loss from Operations
  Before Extraordinary Item        $     (.03)    $     (.77)
Extraordinary Item                         -            2.96
Net Earnings (Loss) Per Share      $     (.03)    $     2.19

Weighted Average Shares Outstanding   339,488         48,278

Diluted Earnings (Loss) Per Common Share
Loss from Operations
  Before Extraordinary Item        $     (.03)    $     (.74)
Extraordinary Item                         -            2.83
Net Earnings (Loss) Per Share      $     (.03)    $     2.09

Weighted Average Shares Outstanding   339,488         50,595

The accompanying notes are an integral part of these financial statements.

                            MEDIVEST, INC.
                     (A Development Stage Company)
                   STATEMENT OF STOCKHOLDERS' EQUITY
            FOR THE YEARS ENDED December 31, 1996 and 1995
                                                                   Earnings
                                                                   (Deficit)
                                                                  Accumulated
                                             Additional Retained     During
                               Common Stock   Paid-in   Earnings  Development
                              Shares   Amount Capital   (Deficit)     Stage
Balance at December 31, 1996 36,471 $    36  $1,608,726 $(1,867,999) $ 94,857

2/21/97 Issuance of stock to
Thomas Crowther, Esq. for
settlement of legal debt
at $2.49 per share              237      -          590         -         -

2/21/97 Issuance of stock to
Gary Lundsen, Esq. for
settlement of legal debt
at $2.50 per share              111      -          277         -         -

9/5/97 Issuance of stock to
John Williams, director and
Executive officer, for
services at $.18 per share   19,445      20       3,480         -         -

9/5/97 Issuance of stock to
William Stoddard, director and
executive officer, for
services at $.18 per share   19,445      20       3,480         -         -

9/8/97 shares returned by Mr.

Haedrich and canceled        (3,070)     (3)          3         -         -

Net Income                       -        -           -         -     105,810

Balance at
 December 31, 1997           72,639      73  $1,616,556  $(1,867,999)$200,667

12/8/98 Issuance of stock
to Jeannie Hullinger,
President for cash at
$0.01 per share           3,000,000   3,000     17,000          -         -

12/8/98 Issuance of stock
to investors for cash at
$0.03 per share           1,200,000   1,200     28,800          -         -

12/23/98 Issuance of stock
to Leonard Burningham,
Attorney for legal services
at $0.14 per share          100,000     100     13,432          -         -

Net Income (Loss)               -       -          -            -      (8,634)

Balance at
December 31, 1998         4,372,639  $4,373 $1,675,788  $(1,867,999) $192,033

The accompanying notes are an integral part of these financial statements.

                         MEDIVEST, INC.
                  (A Development Stage Company)
                    STATEMENTS OF CASH FLOWS
         FOR THE YEARS ENDED DECEMBER 31, 1998 AND 1997
                                                                Cumulative
                                                                   Since
                                                                 Inception
                                     December 31,  December 31,      Of
                                        1998          1997      Development
Cash Flows From Operating

Net Income (Loss)                     $ (8,634)    $ 105,810    $  192,033

Adjustments to Reconcile Net Income to
Net Cash Provided by Operating
Activities:
   Common Stock Issued for Services     13,532         7,868        21,400
   Common Stock issued for finance
   charges                                 -          17,587        17,587

Changes in Assets and Liabilities
   (Decrease) Increase in accounts
   payable                             (14,898)        4,541           705
   Decrease in other liabilities           -        (159,231)     (276,825)
   Increase in taxes payable               -             -             100

Net Cash Used by Operating Activities  (10,000)      (23,425)      (45,000)

Cash Flows From Investing Activities       -             -             -

Cash Flows From Financing Activities
   Payment of note payable             (35,000)          -             -
   Proceeds from issuance of common
   stock                                50,000           -          50,000

Net cash provided by financing
activities                              15,000           -          50,000

Net increase (decrease) in cash and
cash equivalents                         5,000      (23,425)         5,000

Cash and cash equivalents at beginning
of year                                    -         23,425            -

Cash and cash equivalents at end of
year                                  $  5,000    $     -        $   5,000

Supplemental disclosure of Cash Flow
Information
Income Taxes                          $    100    $     100      $     300
Interest                                   -            -              -

Supplemental Disclosure of Non-Cash Investing and Financing Activities

On September 30, 1998, the Board of Directors authorized an 18 for 1 reverse stock split.

On December 23, 1998, the Company exchanged 100,000 shares, par value $.001 per share, in settlement of debt for legal services.

The accompanying notes are an integral part of these financial statements.
                         MEDIVEST, INC.
                  (A Development Stage Company)
                NOTES TO THE FINANCIAL STATEMENTS
                   DECEMBER 31, 1998 AND 1997


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

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.

Basic earnings per common share were computed by dividing net income by the weighed average number of shares of common stock outstanding during the year. Diluted earnings per common share for the year ended December 31, 1997 consist of an agreement where the Company issues shares of stock for services, not to exceed 10 percent of shares outstanding. Weighted average shares computed based on date of agreement using 10 percent of shares outstanding on December 31, 1997 (see note 8).

The effect of outstanding common stock are antidilutive for the year ended December 31, 1998 and are thus not considered.

                                                                     Per-Share
                                          Income          Shares       Amount
                                         For the Year ended December 31, 1997
Basic Earnings Per Share
Loss from operations before extraordinary
   Item                                 $  (37,368)       48,278   $    (.77)
Extraordinary item                         143,178        48,278        2.96

Net Earnings Available to
  Common Stockholders                   $  105,810        48,278   $    2.19

Diluted Earnings Per Share
Consulting Compensation
  Agreement (See Note 8)                                   2,317
Loss from operations before extraordinary
   Item                                 $  (37,368)       50,595   $    (.74)
Extraordinary item                         143,178        50,595        2.83

Net Earnings Available
  to Common Stockholders                $  105,810        50,595   $    2.09

                                     For the Year Ended December 31, 1998

Basic Earnings Per share
Loss from operations before
extraordinary item                      $   (8,634)      339,488   $    (.03)
Extra ordinary item                            -         339,488          -

Net Earnings (Loss) Available to Common
   Stockholders                         $   (8,634)      339,488   $    (.03)

Diluted Earnings Per Share
Potentially Dilutive Shares                    -
Loss from operations before
extraordinary item                      $   (8,634)      339,488   $    (.03)
Extraordinary item                             -         339,488          -

Net Earnings (Loss) Available to Common
   Stockholders                         $   (8,634)      339,488   $    (.03)

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

Reclassifications

Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation.

NOTE 2 - INCOME TAXES

A nontaxable gain of $143,178 in 1997 on debt forgiveness due to insolvency resulted in a permanent difference in income reported for tax purposes.

Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $203,229 and $197,624 for the years ended December 31, 1998 and 1997, respectively, are the result of net operating losses.

The Company has recorded net deferred income taxes in the accompanying balance sheets as follows:
                                              as of December 31

                                            1998                    1997
Future deductible temporary differences
  related to net operating losses        $ 203,229              $ 197,624
Valuation allowance                      $(203,229)             $(197,624)

Net deferred income tax asset            $     -                $     -

As of December 31, 1998, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $1,390,000 available to offset future taxable income. This net operating loss carryforward expires at various dates between December 31, 2005 and 2013. An NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $203,229 as of December 31, 1998, resulting from net operating losses carryforward.

The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below.
                                              For the Years Ended
                                                    December 31,
                                            1998                   1997
Benefit at the federal statutory rate
  of 15%                                 $   1,295              $   5,605
Utilization of net operating loss
  carryforward                           $  (1,295)             $  (5,605)

                                         $     -                $     -

NOTE 3 - DEVELOPMENT STAGE COMPANY

The Company has not begun principal operations and as is common with a development stage company, the Company has had recurring losses during its development stage.

NOTE 4 - COMMITMENTS

As of December 31, 1998 and 1997 all activities of the Company have been conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the company for the use of these facilities and there are no commitments for future use of the facilities.

NOTE 5 - EMERGENCE FROM BANKRUPTCY

On June 15, 1993, the Company emerged from bankruptcy.

During 1997 the Company compromised and settled certain liabilities carried over from the bankruptcy in the amount of $159,231. On May 13, 1997, the Company paid $5,481.73 to the Internal Revenue Service in compromise and settlement of certain liabilities carried over from the bankruptcy. The liabilities were on the books at $9,487.42, resulting in an extra-ordinary gain on debt restructuring of $4,005.69.

NOTE 6 - REVERSE STOCK SPLIT

On September 30, 1998, the Board of Directors authorized an 18 for 1 reverse stock split of the Company's $.001 par value common stock. As a result of the split, 1,229,010 shares were canceled, and additional paid-in capital was increased by $1,229. All references in the accompanying financial statements to the number of common shares and per-share amounts for 1997 have been restated to reflect the reverse stock split.

NOTE 7 - NOTE PAYABLE

     Note payable, dated December 23, 1997              1997         1998
     to Cicero Cinzano, Ltd.  (interest at 18%),
     principal due earlier of December 23,
     1998, or on the closing of a reorganization,
     acquisition, merger or similar transactions
     involving Medivest.  Interest was paid in full
     as of October 24, 1997 with common stock.         $      -  $   35,000

NOTE 8 - ISSUANCE OF STOCK

On September 5, 1997 Medivest entered into a Consultant Compensation Agreement with Leonard W. Burningham, Esq. and Branden T. Burningham, Esq., "Consultants" for payment of services performed. Shares shall be issued upon submission of an invoice, not to exceed $10,000, for services performed by the Consultants, and are subject to the filing of a Registration Statement on Form S-8. The total number of securities to be issued shall not exceed 10 percent of the outstanding securities of Medivest on the date of issuance and will be issued at a price of $0.01 per share. 100,000 shares were issued to Mr. Burningham on December 23, 1998.