Form 10QSB
period 1999-03-31
MEDIVEST INC
filed 1999-04-28
CIK 788206

U. S. Securities and Exchange Commission
                         Washington, D. C.  20549

                              FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the quarter ended March 31, 1999
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

                        11011 King Street, Suite 260
                        Overland Park, Kansas 66210
                        ---------------------------
                 (Address of Principal Executive Offices)

                Issuer's Telephone Number:  (913) 469-5615

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

                                April 27, 1999

                           Common - 4,372,639 shares

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

                                MEDIVEST, INC.
                        (A Development Stage Company)
                                BALANCE SHEETS
                                                    (Unaudited)
                                                     March 31,  December 31,
                                                       1999         1998
Assets
    Cash and Cash Equivalents                        $  3,784    $ 5,000

Total Assets                                         $  3,784    $ 5,000

Liabilities and Stockholders' Equity
    Liabilities
    Accounts Payable                                    4,622    $   705
    Income Tax Payable                                      -        100

Total Liabilities                                       4,622        905

Stockholders' Equity
Common Stock, authorized
    50,000,000 shares of $.001
    par value, issued and outstanding
    4,372,639 as of March 31,
    1999 and December 31, 1998                          4,373      4,373

    Additional Paid in Capital                      1,675,788  1,675,788
    Previous Retained Deficit                      (1,867,999)(1,867,999)
    Earnings(Deficit)Accumulated During Development
    Stage                                             187,000    192,033
         Total Stockholders' Equity                      (838)     4,195
Total Liabilities and Stockholders' Equity              3,784      5,000

The accompanying notes are an integral part of these financial statements.

                              MEDIVEST, INC.
                       (A Development Stage Company)
                         STATEMENTS OF OPERATIONS
                                (Unaudited)
                                                               Cumulative
                                                                  Since
                                                                Inception
                                    For the Three Months Ended      of
                                      March 31,   March 31,     Development
                                        1999        1998          Stage
Revenues

General and Administrative Expenses   (5,033)     (2,897)       (68,228)

Net Loss Before Taxes and
Extraordinary Item                    (5,033)     (2,897)       (68,228)
Net Taxes                                                          (300)

Net Loss Before Extraordinary Item    (5,033)     (2,897)       (68,528)

Extraordinary Item - Gain on
Restructuring of Debt, Net of Taxes                             255,528

Net Income (Loss)                     (5,033)     (2,897)       187,000

Earnings (Loss) Per Common Share         -           -

Weighted Average shares Outstanding 4,372,639   1,301,305

The accompanying notes are an integral part of these financial statements.

                              MEDIVEST, INC.
                       (A Development Stage Company)
                         STATEMENTS OF CASH FLOWS
                                (Unaudited)
                                                                Cumulative
                                                                   Since
                                    For the Three Months Ended   Inception
                                        March 31,  March 31,         Of
                                          1999        1998      Development
Cash Flows From Operating
Net Income (Loss)                      $(5,033)     $ (2,897)    $ 187,000
Adjustments to Reconcile Net Income to
Net Cash Provided by Operating Activities:
  Common stock issued for services           -             -        21,400
  Common Stock issued for finance charges    -             -        17,587
Changes in Assets and Liabilities
  Increase (Decrease) in accounts
  payable                                3,917         2,997         4,622
  Increase (Decrease) in other
  liabilities                                -             -      (276,825)
    Increase (Decrease) in taxes payable  (100)         (100)            -
Net Cash Used by Operating Activities   (1,216)            -       (46,216)

Cash Flows From Investing Activities         -             -             -

Cash Flows From Financing Activities
Proceeds issuance of common stock            -             -        50,000
Net (decrease) in cash and cash
equivalents                             (1,216)            -         3,784
Cash and cash equivalents at beginning
of year                                  5,000             -             -

Cash and cash equivalents at end of year 3,784             -         3,784

The accompanying notes are an integral part of these financial statements.

                              MEDIVEST, INC.
                       (A Development Stage Company)
                     NOTES TO THE FINANCIAL STATEMENTS
                  For the Three Months Ended March 31, 1999
                                 (Unaudited)

 NOTE 1 - INTERIM REPORTING

 The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months period ended March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

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

     During the quarters ended March 31, 1999 and 1998, the Company had no business operations, a net loss of ($5,033) and ($2,897), respectively, and liabilities of $4,622 for March 31, 1999.

Liquidity.
---------

     On March 31, 1999, the Company had $3,784 in cash with $4,622 in total liabilities.

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

         However, an Information Statement was mailed to the stockholders on April 26, 1999, regarding changing the name of the Registrant to "Empire Energy Corporation." The Information Statement is incorporated herein by reference.

Item 5.   Other Information.

          None; not applicable.

Item 6.   Exhibits and Reports on Form 8-K.


                                                         Page
          (a)  Exhibits.*                               Number

             Information Statement                     **

          (b)  Reports on Form 8-K.

             An 8-K Current Report dated March 15, 1999, was filed with the Securities and Exchange Commission on March 24, 1999, regarding a change in control of the Company and the resignations of the directors and executive officers.

      * A summary of any Exhibit is modified in its entirety by reference to the actual Exhibit.

     ** These documents and related exhibits have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.


                            SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MEDIVEST, INC.



Date: 4/27/99                          By/s/Norman L. Peterson
      ----------                        --------------------------------------
                                        Norman L. Peterson
                                        President and Director



          Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:


                                        MEDIVEST, INC.




Date: 4/27/99                           By/s/Norman L. Peterson
     ----------                          ------------------------------------
                                         Norman L. Peterson
                                         President and Director


Date: 4/27/99                           By/s/John R. Dixon
     ----------                          ------------------------------------
                                         John R. Dixon
                                         Vice President and Director


Date: 4/28/99                           By/s/John G. Garrison
     ----------                          ------------------------------------
                                         John G. Garrison
                                         Secretary and Director


Date: 4/28/99                           By/s/John L. Hersma
     ----------                          ------------------------------------
                                         John L. Hersma
                                         Director


Date: 4/28/99                           By/s/Elliot M. Kaplan
     ----------                          ------------------------------------
                                         Elliot M. Kaplan
                                         Director