Form 10QSB
period 1999-06-30
EMPIRE ENERGY CORP
filed 1999-08-10
CIK 788206

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                       For the quarter ended June 30, 1999

                           Commission File No. 1-10077

                            EMPIRE ENERGY CORPORATION
                            -------------------------
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

                                 MEDIVEST, INC.
                              3646 West 2100 South
                           Salt Lake City, Utah 84120
                           --------------------------
          (Former Name or Former Address, if changed since last Report)

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

                July 28, 1999           Common - 4,372,639 shares

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


                            EMPIRE ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS

                                                    (Unaudited)
                                                      June 30,      December 31,
                                                        1999            1998
                                                        ----            ----

Assets
Cash and Cash Equivalents                           $   171,672     $     5,000

Total Assets                                        $   171,672     $     5,000

Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable                                $      --       $       705
    Income Tax Payable                                     --               100
    Debentures Payable                                  354,571            --

           Total Liabilities                            354,571             805

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of $.001
      par value, issued and outstanding
      4,372,639 as of June 30,
      1999 and December 31, 1998                          4,373           4,373

    Additional Paid in Capital                        1,675,788       1,675,788
    Previous Retained Deficit                        (1,867,999)     (1,867,999)
    Earnings(Deficit)Accumulated
    During Development Stage                              4,939         192,033

          Total Stockholders' Equity                   (182,899)          4,195

Total Liabilities and Stockholders' Equity          $   171,672     $     5,000


The accompanying notes are an integral part of these financial statements.


                                      EMPIRE ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                                         Cumulative
                                                                                            Since
                                                                                          Inception
                             For the Three Months Ended    For the Six Months Ended          of
                               June 30,       June 30,      June 30,       June 30,      Development
                                 1999           1998          1999           1998           Stage
                                 ----           ----          ----           ----           -----
Revenues                     $      --      $      --      $      --      $      --      $      --

General and Administrative
Expenses                        (182,061)        (1,859)      (187,094)        (4,756)      (250,289)

Net Loss Before Taxes and
Extraordinary Item              (182,061)        (1,859)      (187,094)        (4,756)      (250,289)

Net Taxes                           --             --             --             --             (300)

Net Loss Before
Extraordinary Item              (182,061)        (1,859)      (187,094)        (4,756)      (250,589)

Extraordinary Item -
Gain on Restructuring
of Debt, Net of Taxes               --             --             --             --          255,528

Net Income (Loss)            $  (182,061)   $    (1,859)   $  (187,094)   $    (4,756)   $     4,939


Earnings (Loss) Per
Common Share
Net (Loss) Per share                (.04)          --             (.04)          --

Weighted Average shares
Outstanding                    4,372,639      1,301,305      4,372,639      1,301,305


The accompanying notes are an integral part of these financial statements.


                            EMPIRE ENERGY CORPORATION
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     Cumulative
                                                                        Since
                                           For the Six Months Ended   Inception
                                             June 30,     June 30,        Of
                                               1999         1998     Development
                                               ----         ----     -----------
Cash Flows From Operating
Activities
   Net Income (Loss)                        $(187,094)   $  (4,756)   $   4,939

Adjustments to Reconcile Net
Income to Net Cash Provided by
Operating Activities:
   Common stock issued for services              --           --         21,400
   Common Stock issued for finance charges       --           --         17,587

Changes in Assets and Liabilities
   Increase (Decrease) in accounts
     payable                                     (705)       4,856         --
   Decrease in other liabilities                 --           --       (276,825)
   Increase (Decrease) in taxes payable          (100)        (100)        --

Net Cash Used by Operating Activities        (187,899)        --       (232,899)

Cash Flows From Investing Activities             --           --           --

Cash Flows From Financing Activities
   Proceeds issuance of common stock             --           --         50,000
   Proceeds from debentures payable           354,571         --        354,571

Net cash provided by financing activities     354,571         --        404,571

Net increase in cash and cash
equivalents                                   166,672         --        171,672

Cash and cash equivalents at
beginning of period                             5,000         --           --

Cash and cash equivalents at
end of period                               $ 171,672    $    --      $ 171,672


The accompanying notes are an integral part of these financial statements.

                            EMPIRE ENERGY CORPORATION
                          (A Development Stage Company)
                  NOTES TO THE FINANCIAL STATEMENTS For the Six
                           Months Ended June 30, 1999
                                   (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months period ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company had not engaged in any material operations or had any revenues from operations during the last two calendar years. The Company's plan of operation for the most recent quarter and for the next 12 months is to continue to explore opportunities both domestically and internationally that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunity, the Company will issue shares of its common stock as the primary consideration for any such acquisition.

     During the next 12 months, the Company's cash requirements will relate to the payment of expenses associated with aggressively searching for, reviewing or investigating potential opportunities. Such funds are expected to be provided by sales of convertible subordinated debentures, sales of common shares, or loans to the Company. Because the Company has not identified all of the opportunities which may arise as of the date of this Report, it is impossible to predict the amount of such cash needs. As of the date of this Report, the Company has no capital commitments for any venture.

Results of Operations.

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years. During the quarter ended June 30, 1999, the Company raised $350,000 from sale of convertible subordinated debentures and has been aggressively searching for and evaluating both domestic and international opportunities.

     During the quarter ended June 30, 1999, the Company generated no revenue but incurred a net loss of ($182,061), and liabilities of $354,571 at June 30, 1999 from the aggressive search for opportunities. During the quarters ended March 31, 1999 and 1998 and June 30, 1999, the Company had no business operations and generated a net loss of ($5,033), ($2,897) and ($1,859), respectively.

Liquidity.

     On June 30, 1999, the Company had $171,672 in cash with $354,571 in total liabilities. The liabilities consist of convertible subordinated debentures which mature May 1, 2000, have an interest rate of 10% per annum and can be converted to the Company's common stock on the basis of $2.50 per share. The Company is authorized to sell an additional $150,000 of debentures. The Company has no assurance that additional debentures will be sold or that the debentures will be converted.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

          None

     (b) Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               EMPIRE ENERGY CORPORATION



Date: 8/9/99                                   By /s/ Norman L. Peterson
------------                                   -------------------------
                                               Norman L. Peterson
                                               President and Director

                                  EXHIBIT INDEX


EXHIBIT                                        METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically