Form 10QSB
period 1999-09-30
EMPIRE ENERGY CORP
filed 1999-11-15
CIK 788206

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                    For the quarter ended September 30, 1999

                           Commission File No. 1-10077

                            EMPIRE ENERGY CORPORATION

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

                  November 9, 1999     Common - 11,004,098 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

     A description of any "Documents  Incorporated by Reference" is contained in
Item 6 of this Report. Transitional Small Business Issuer Format Yes No X

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


                            EMPIRE ENERGY CORPORATION
                          (A Development Stage Company)
                                 BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
                                                         1999           1998
                                                         ----           ----


Assets
Cash and Cash Equivalents                            $    98,324    $     5,000
              Total Current Assets                        98,324          5,000
Property and Equipment, at cost, less
       accumulated depreciation                            3,651           --
Oil and Gas Properties, not subject to
       amortization using the full cost method            77,697           --

Total Assets                                         $   179,672    $     5,000


Liabilities and Stockholders' Equity
  Liabilities
    Accounts Payable and Accrued Expenses            $    14,539    $       805
    Debentures Payable                                   500,000           --

           Total Liabilities                             514,539            805

  Stockholders' Equity
    Common Stock, authorized
      50,000,000 shares of $.001
      par value, issued and outstanding
      4,372,639 as of September 30,
      1999 and December 31, 1998                           4,373          4,373

    Additional Paid in Capital                         1,675,788      1,675,788
    Previous Retained Deficit                         (1,867,999)    (1,867,999)
    Earnings (Deficit) Accumulated
       During Development Stage                         (147,029)       192,033

          Total Stockholders' Equity                    (334,867)         4,195

Total Liabilities and Stockholders' Equity           $   179,672    $     5,000



The accompanying notes are an integral part of these financial statements.



                                      EMPIRE ENERGY CORPORATION
                                    (A Development Stage Company)
                                      STATEMENTS OF OPERATIONS
                                             (Unaudited)

                                                                                           Cumulative
                                                                                             Since
                                                                                           Inception
                              For the Three Months Ended    For the Nine Months Ended          of
                             September 30,  September 30,  September 30,  September 30,    Development
                                  1999           1998           1999          1998            Stage
                                  ----           ----           ----           ----           -----

Revenues:                     $      --      $      --      $      --      $      --      $      --

Expenses:
 General and Administrative      (142,000)        (1,290)      (324,523)        (6,046)      (388,018)
 Interest Expense                  (9,968)          --          (14,539)          --          (14,539)
   Total Expense                 (151,968)        (1,290)      (339,062)        (6,046)      (402,557)

Net Loss Before
 Extraordinary Item              (151,968)        (1,290)      (339,062)        (6,046)      (402,557)

Extraordinary Item -
 Gain on Restructuring
 of Debt, Net of Taxes               --             --             --             --          255,528

Net Income (Loss)             $  (151,968)   $    (1,290)   $  (339,062)   $    (6,046)   $  (147,029)

Earnings (Loss) Per
 Common Share
 Net (Loss) Per share                (.03)          --             (.08)          --

Weighted Average Basic
 Shares Outstanding             4,372,639      1,301,305      4,372,639      1,301,305



The accompanying notes are an integral part of these financial statements.


                                    EMPIRE ENERGY CORPORATION
                                  (A Development Stage Company)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                    Cumulative
                                                                                      Since
                                                                                    Inception
                                                  For the Nine Months Ended             Of
                                                September 30,     September 30,     Development
                                                    1999              1998             Stage
                                                    ----              ----             -----

Cash Flows From Operating Activities
   Net Income (Loss)                             $(339,062)        $  (6,046)        $(147,029)

Adjustments to Reconcile Net
 Income to Net Cash Provided by
 Operating Activities:
   Depreciation                                        192              --                 192
   Common stock issued for services                   --                --              21,400
   Common Stock issued for finance charges            --                --              17,587

Changes in Assets and Liabilities
   Increase (Decrease) in accounts
     payable and accrued expenses                   13,734             6,046            14,539
   Decrease in other liabilities                      --                --            (276,825)

Net Cash Used by Operating Activities             (325,136)             --            (370,136)

Cash Flows From Investing Activities
   Purchases of Property and Equipment              (3,843)             --              (3,843)
   Investment in Oil and Gas Properties            (77,697)             --             (77,697)

Net Cash Used in Investing Activities              (81,540)             --             (81,540)

Cash Flows From Financing Activities
   Proceeds issuance of common stock                  --                --              50,000
   Proceeds from debentures payable                500,000              --             500,000

Net cash provided by financing activities          500,000              --             550,000

Net increase in cash and cash
 equivalents                                        93,324              --              98,324

Cash and cash equivalents at
 beginning of period                                 5,000              --                --

Cash and cash equivalents at
end of period                                    $  98,324         $    --           $  98,324



The accompanying notes are an integral part of these financial statements.


                            EMPIRE ENERGY CORPORATION
                          (A Development Stage Company)
                             NOTES TO THE FINANCIAL
                      STATEMENTS For the Nine Months Ended
                               September 30, 1999
                                   (Unaudited)

NOTE 1 - Interim Reporting

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Plan of Operation.

     The Company had not engaged in any material operations or had any revenues from operations during the last two calendar years and through September 30, 1999. The Company's plan of operation for the most recent quarter and for the next 12 months is to continue to explore opportunities both domestically and internationally that may benefit the Company and its stockholders. Management anticipates that to exploit any such major opportunities, the Company will issue shares of its common stock as the primary consideration for any such acquisition.

     During July 1999 the company entered into an agreement to participate in the development of oil and gas prospects in Overton County, Tennessee. An initial well was completed and began production October 4, 1999. A second well has been completed and is being evaluated and a third well is currently being drilled. The Company, along with its joint venture partner, is evaluating the exploration technology process for hydrocarbon location as well as various well completion techniques. Once criteria are met, and based on studies of seismic and geological information, the company anticipates drilling up to eighteen wells on the currently leased properties during the next year as funding is obtained for this purpose.

     During the next 12 months, the Company's cash requirements will relate to this drilling activity and payment of expenses associated with aggressively searching for, investigating and pursuing other potential opportunities. Such funds are expected to be provided by sales of convertible subordinated debentures, sales of common shares, or loans to the Company. Because the Company has not identified all of the opportunities, which may arise, it is impossible to predict the total amount of such cash needs. As of the date of this report, the Company has no capital commitments other than for the two wells described above which are expected to require approximately $80,000.

Results of Operations.

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company has had no material business operations during the two most recent calendar years and through March 31, 1999. During the six months ended September 30, 1999, the Company raised $500,000 from sale of convertible subordinated debentures and has been aggressively searching for and evaluating both domestic and international opportunities.

     During the three months and nine months ended September 30, 1999, the Company generated no revenue but incurred net losses of ($151,968) and ($339,062), respectively, from the aggressive search for opportunities and the initial drilling of oil wells in Tennessee. During the three months ended March 31, 1999 and the nine months ended September 30, 1999, the Company had no significant business operations and generated net losses of ($5,033) and ($6,046), respectively.

Liquidity.

     On September 30, 1999, the Company had $98,324 in cash with $514,539 in total liabilities. The liabilities consist of convertible subordinated debentures that mature May 1, 2000, including interest accrued at a rate of 10% per annum. These debentures can be converted to the Company's common stock at the option of the holder. The Company is authorized to and plans to sell an additional $3,750,000 of convertible subordinated debentures. In addition, the company is authorized to sell up to 4,000,000 shares of common stock at a price of $3.00 per share. The Company has no assurance that the additional debentures will be sold or that the debentures will be converted or that the additional shares will be sold.

     On October 1, 1999, a stock split of 2.5 shares for one share of common stock became effective. Immediately following the split, there were 10,931,598 common shares issued and outstanding and earnings (loss) per share were restated to ($0.01) and ($0.03), respectively, for the three and nine month periods ended September 30, 1999. Restated earnings (loss) per share for the three and nine month periods ended September 30, 1998 will be based on 3,253,263 adjusted shares and will remain significantly unchanged at ($0.00).

Year 2000 Concerns

The  Company  has  addressed  the  concerns  of  potential  year 2000  computing problems, both internally and with external parties and believes that significant additional costs will not be incurred because of this circumstance. Along with third party providers, the Company performed an evaluation of its computer hardware and software and determined that recent enhancements and upgrades have brought its systems significantly into compliance and existing support agreements are adequate to handle remaining minor issues and any exceptions which may arise. Based on equipment analysis and evaluations, the Company does not believe that significant operational equipment modifications are necessary. The Company is communicating with customers, vendors and business partners and anticipates that they will be compliant by the year 2000 resulting in no material impact to the Company.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     None

Item 2. Changes in Securities.

     None

Item 3. Defaults Upon Senior Securities.

     None

Item 4. Submission of Matters to a Vote of Security Holders.

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits. Exhibit 27 - Financial Data Schedule

     (b)  Reports on Form 8-K.

          None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              EMPIRE ENERGY CORPORATION



Date: 11/11/99                                By /s/ Norman L. Peterson
--------------                                -------------------------
                                              Norman L. Peterson
                                              President and Director

                                  EXHIBIT INDEX


EXHIBIT    METHOD OF FILING
-------    ----------------

  27.      FINANCIAL DATA SCHEDULE      Filed herewith electronically