Form 10KSB
period 1999-12-31
EMPIRE ENERGY CORP
filed 2000-04-10
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 1999
                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Utah                                               87-0401761
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification number)


  11011 King Street, Suite 260                                    66210
       Overland Park, KS                                        (Zip Code)
(Address of Principal Executive offices)


Issuer's telephone number: (913) 469-5615
Securities registered under Section 12(b) of the Act: None
Securities registered under Section 12(g) of the Act: None:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X    No
                                   -----     -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $69,401.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 17, 2000 was $21,562,085. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 11,911,417 shares of common stock $.001 par value outstanding as of March 17, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X

Item 1. Description of Business

Introduction

     Empire Energy Corporation (the "Company") was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. The Company engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. The Company emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999. On May 17, 1999, the shareholders of the Company approved a change of name from Medivest Inc. to Empire Energy Corporation and the Company commenced commercial activity.

     The Company is engaged in oil and natural gas exploration, development and production operations. The Company's operations primarily involved oil and gas exploration, development and production in the Cumberland Plateau Region of north-central Tennessee (Overton County). The Company is also interested in expanding its operations into an international setting (primarily Central America and Africa) but has not yet obtained any exploration or similar rights in any Central American or African country.

     The Company's corporate strategy is to expand its domestic reserve base through acquisitions and additional exploration and developmental drilling under its existing oil and gas exploration program and to reinvest a substantial portion of the cash flow generated from its domestic operations to acquire or participate in international prospects that have the potential for larger petroleum reserves and greater revenues.

     The Company's executive offices are located at 11011 King Street, Suite 260B, Overland Park, Kansas 66210 and its telephone number is (913) 469-5615. The Company has two full time employees.

 Exploration and Development Activities

     The Company owns a non-operating working interest in an oil field exploration and production program in Overton County, Tennessee, located in the north-central portion of the state. The program currently consists of two (2) oil wells and one (1) gas well. A new field discovery well was spud on September 9, 1999 and was brought onto production on October 5, 1999. In November 1999, an offset well was drilled which encountered commercial quantities of gas but the well has been shut-in awaiting a market in which to sell the gas. The second producing oil well in the program was spud in fiscal year 2000 (January 25, 2000) and brought onto production on March 5, 2000.

     In the third quarter of 1999, the Company signed an agreement to participate in a Joint Venture Exploration Agreement with Pryor Oil Company of Parkville, Missouri. Pryor Oil had been engaged in the evaluation of large areas of central Tennessee, where Overton County is located, to eastern Tennessee, where significant reserves of natural gas had been reported to have been discovered by others. Pryor planned to establish operations and explore for oil and gas in the north-central portion of the state and engaged the Company in a Participation Agreement to conduct the exploration program.

     The exploration program was developed under the concept of using technology-based criteria to search for and locate oil and gas producing reservoirs. Target reservoirs were all present in geologic formations that are no deeper than 2,000 feet below ground surface. Of the two producing wells in the program, oil production is from depths of 835 feet and 790 feet below ground surface. In addition, oil quality can be characterized as light, sweet crude with a gravity of 41 degrees, low sulfur content and low solids.

     The Company has a 60% working interest in the program, which is being operated by Pryor Oil, an unrelated entity whose Tennessee operations are based in Livingston, Tennessee. During the fiscal year ended December 31, 1999, domestic oil sales for the Company included production during the fourth quarter only. Total production from the field during this period (fourth quarter, fiscal year 1999) was 6,577 barrels of oil of which Empire has a 60% working interest. Total field production through February 2000 was approximately 11,500 barrels. Sales from the program are to Somerset Refinery, Inc., Somerset, Kentucky and represented 100% of the Company's consolidated oil revenues.

     The initial exploration activity have resulted in an improved exploration database and the firms are actively engaged in a leasing and exploration program to expand activities and prospects in the region. Planned activities include the drilling of additional wells during the year ending December 31, 2000.


 Forward Looking Statements

     Certain statements contained in this Annual Report on Form 10-KSB, including statements of the Company's current expectations, intentions, plans and beliefs, and statements containing the words "believes," "anticipates," "estimates," "expects," or "may," are forward-looking statements, as defined in
Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following:

         Price Volatility -- The revenues generated by the Company are highly dependent upon the prices of crude oil and natural gas. Fluctuations in the petroleum markets make it difficult to estimate future prices of crude oil and natural gas. Fluctuations in energy prices are caused by a number of factors, including regional, domestic and international demand, energy legislation, federal or state taxes (if any) on sales of crude oil and natural gas, production guidelines established by the Organization of Petroleum Exporting Countries ("OPEC"), and the relative abundance of supplies of alternative fuel such as coal. Additionally, changing international economic and political conditions may have a substantial impact upon crude oil and natural gas. All of these factors are beyond the control of the Company.

     Business Risks - The Company must continually acquire or explore for and develop new oil and gas reserves. Without successful drilling or acquisition ventures, the Company's oil and gas assets, properties and the revenues derived therefrom will decline over time. To the extent Empire engages in drilling activities, such activities carry the risk that no commercially viable oil or gas production will be obtained. The cost of drilling, completing and operating wells is often uncertain. Moreover, drilling may be curtailed, delayed or canceled as a result of many factors, including shortage of available working capital, title problems, weather conditions, environmental concerns, shortages of or delays in delivery of equipment, as well as the financial instability of well operators, other working interest owners and drilling and well servicing companies. The availability of a ready market for the Company's oil and gas depends on numerous factors beyond its control, including the demand for and supply of oil and gas, the proximity of the Company's crude oil and natural gas reserves to pipelines, the capacity of such pipelines, fluctuations in seasonal demand, the effects of inclement weather, and government regulation. New oil and gas wells may be shut-in for lack of a market until a gas pipeline or gathering system with available capacity is extended into the area.

     Operating Hazards and Uninsured Risks -- The operations of the Company are subject to the inherent risks normally associated with exploration for and production of oil and gas, including blowouts, cratering, pollution, environmental liabilities and fires, each of which could result in damage to or destruction of oil and gas wells or production facilities or damage to persons and property. As is common in the oil and gas industry, the Company is not fully insured against all of these risks, either because insurance is not available, because the Company has elected to self-insure due to high premium costs or for other such reasons relating to a lack of appropriate insurance coverage. The occurrence of a significant event that is not fully insured against could have a material adverse effect on Empire's financial condition.

     Environmental Regulation

     The Company's operating activities are subject to various federal, state, and local laws and regulations covering the discharge of material into the environment or otherwise relating to protection of the environment. In particular, the Company's oil and gas exploration, development, production, its activities in connection with storage and transportation of liquid hydrocarbons and its use of facilities for treating, processing, recovering, or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation by governmental authorities. Such environmental laws and regulations may increase the costs of planning, designing, drilling, installing, operating and abandoning the Company's oil and gas wells and other facilities.

     Competition

     The oil and gas industry is highly competitive in all its phases. Competition is particularly intense with respect to the acquisition of desirable producing properties and the sale of crude oil and natural gas production. The Company's competitors in oil and gas exploration, development and production include major oil companies and numerous independent oil and gas companies, and individual producers and operators. Many of its competitors possess and employ financial and personnel resources substantially greater than those that are available to the Company and may, therefore, be able to pay greater amounts for desirable leases and to define, evaluate, bid for and purchase a greater number of producing prospects than the financial or personnel resources of the Company will permit.

     Regulation

     The production of oil and gas is subject to extensive federal and state laws, rules, orders and regulations governing a wide variety of matters, including the drilling and spacing of wells, allowable rates of production, prevention of waste and pollution and protection of the environment. In addition to the direct costs borne in complying with such regulations, operations and revenues may be impacted to the extent that certain regulations increase the costs of oil and gas production to below economic levels. Although the particular regulations applicable in each state in which operations are conducted vary, such regulations are generally designed to ensure that oil and gas operations are carried out in a safe and efficient manner and to ensure that similarly-situated operators are provided with reasonable opportunities to produce their respective fair shares of available crude oil and natural gas reserves. However, since these regulations generally apply to all oil and gas producers, management of the Company believes that these regulations should not put it at a material disadvantage to other oil and gas producers.


Item 2. Description of Property

     The Company's executive offices are located at 11011 King Street, Suite 260 B, Overland Park, KS 66210. The Company subleases approximately 1,400 sq. feet of office space at the address from Owen and Associates, an affiliate of the Company. The rental payment is $2,250 per month and continues through December 31, 2000. The Company paid $20,250 of rent in the year ended December 31, 1999. The Company believes that the terms of the lease are fair, reasonable, and are competitive with prevailing rental rates in the geographic area where the Company is located.

     The Company does not own any real estate.

     The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

     The Company is not a party to any material pending or threatened legal proceedings nor is any of its property subject to any such legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 1999, either through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has been traded on the NASDAQ Electronic Bulletin Board since it began trading in May, 1999, under the symbol EECID. The following table sets forth the high and low bid prices for the Company's common stock, by quarter since the time it commenced trading. The table has also been adjusted to reflect a 2.5 for 1 split of the common stock that took place on October 1, 1999.

         Quarter Ended                        High Bid          Low Bid
         -------------                        --------          -------

         March 31, 1999                         N/A              N/A
         June 30, 1999                         $1.63            $1.13
         September 30, 1999                    $2.20            $ .15
         December 31, 1999                     $6.25            $3.75

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At March 17, 2000, the bid price of the Company's common stock was $5.00. On such date the Company had 514 recorded stockholders.

     The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

    General

     The Company had not engaged in any material operations or had any revenues from operations during the previous year and through the first quarter of 1999. The Company's plan of operation for the most recent nine months and for the next 12 months is to continue to explore opportunities both domestically and internationally that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunities, the Company will issue shares of its common stock as the primary consideration for the participation in such opportunities.

     During July 1999 the Company entered into an agreement to participate in the development of oil and gas prospects in Overton County, Tennessee. An initial well was completed and began production October 4, 1999. Three additional wells were drilled, of which two did not find commercial quantities of oil or gas. The third located commercial quantities of gas, however, the gas will not be produced until an adequate transportation facility is constructed. A fifth well was completed subsequent to December 31, 1999, and began oil production in March 2000. The Company, along with its co-participant in the exploration and development program continues to evaluate the exploration technology process for hydrocarbon location as well as various well completion techniques. Once criteria are met, and based on studies of seismic and geological information, the Company anticipates drilling up to eighteen wells on the currently leased properties during the next year as funding is obtained for this purpose.

     During the next 12 months, the Company's cash requirements will be used in this drilling activity and payment of expenses associated with searching for, investigating and pursuing other potential opportunities. Such funds may be provided by sales of equity or debt financing or a combination thereof. Because the Company has not identified such opportunities with any specificity, it cannot predict the total amount of such cash needs. As of the date of this report, the Company has no capital commitments other than to complete the wells referred to above, which commitments are expected to be nominal.

Results of Operations

     Other than restoring and maintaining its good corporate standing in the State of Utah, compromising and settling its debts and seeking the acquisition of assets, properties or businesses that may benefit the Company and its stockholders, the Company had no material business operations during the previous calendar year and through March 31, 1999. During the nine months ended December 31, 1999, the Company raised $500,000 from the private placement of convertible subordinated debentures and has been searching for and evaluating both domestic and international opportunities.

     During the three months ended December 31, 1999, the Company generated $69,401 in revenue from the sale of oil from its first producing oil well in Tennessee and incurred $1,100 in lease operating expense related to this well. Prior to October 1999 the Company generated no revenue but incurred operating expenses from the search for opportunities and the initial drilling of oil wells in Tennessee. During the year ended December 31, 1999, the Company generated a net loss of $587,882, including $71,960 in depletion and impairment expense from wells drilled, $559,588 in Company operating expenses and expenses of pursuing proposed projects. These expenses were offset by gross profit of $68,301 received from oil production during the last three months of the year. During the year ended December 31, 1998, the Company had no significant business operations and generated a net loss ($8,634).

Liquidity and Capital Resources

     On December 31, 1999, the Company had $35,756 in cash and $28,300 in accounts receivable, with $419,035 in total liabilities. The liabilities include $342,500 in convertible subordinated debentures that mature May 1, 2000, plus accrued interest. These debentures can be converted to the Company's common stock at the option of the holder. At December 31, 1999, $157,500 of the original $500,000 issued had been converted to common stock and an additional $192,500 has been converted through the date of this report. Net cash used in operating activities for the year ended December 31, 1999 was $377,351 compared to $10,000 for the year ended December 31, 1998. Net cash used in investing activities rose to $151,893 for the year ended December 31, 1999 from $.00 for the year ended December 31, 1998.

     The Company invested $143,919 in oil and gas properties during the six months ending December 31, 1999. Due to the limited number of wells drilled and limited production history, the present value of reserves cannot be reliably estimated. Therefore, the carrying value of these properties has been reduced to reflect the actual realized value of the properties through the date of this report.

     On October 1, 1999, a stock split of 2.5 shares for one share of common stock became effective. Following the split, weighted average basic shares were 10,882,785 and earnings (loss) per share is ($0.05) for the year ended December 31, 1999. Restated earnings (loss) per share for the year ended December 31, 1998 will be based on 848,721 adjusted shares and will remain significantly unchanged at ($0.01).

Year 2000 Concerns

     The Company addressed the concerns of potential year 2000 computing problems and incurred no significant problems or costs as a result of this issue. The Company expects no additional problems from this issue in the future.

Item 7. Financial Statements.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On February 8, 2000 the Company dismissed Robison, Hill & Co., an accounting firm located in Salt Lake City, Utah and hired Sartain Fischbein & Company, an accounting firm located in Tulsa, Oklahoma. None of the accountants reports of Robison, Hill & Co. for either of the last two years contained any adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants reflected management's desire to retain an accounting firm as auditors that was closer geographically to the Kansas City metropolitan area where the Company is located. The Board of Directors of the Company also believed it would be in its best interest to retain Sartain Fischbein & Company and therefore approved the change of accountants. During the two most recent fiscal years and the subsequent interim period through the date of termination on February 8, 2000 there were no disagreements with Robison, Hill & Co. whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Robison, Hill & Co., would have caused Robison, Hill & Co. to make reference to the subject matter of the disagreement in connection with any of its reports.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     The executive officers and directors of the Company and their ages are as follows:


   Name                           Age           Position
   ----                           ---           --------

  Norman L. Peterson              60            President, Treasurer,
                                                Chairman of the Board

  Bryan S. Ferguson               37            Executive Vice President

  John Garrison                   48            Director

  John R. Dixon                   67            Director

  Elliott M. Kaplan               49            Director

  John L. Hersma                  53            Director

     Norman L. Peterson has been President, Treasurer and Chairman of the Board of Directors of the Company since it began active operations in April of 1999. From 1974 to 1979, he was a senior officer, director and stockholder of the holding company that owned Platte Valley Bank and Trust Company as well as a director and shareholder of the bank. From 1988 to 1996, he was chairman and chief executive officer of Advanced Financial, Inc. a publicly held mortgage lending financial institution located in Shawnee, Kansas. Since 1984, he has also been president of Peterson and Sons Holding Company, a privately held investment and financial consulting company.

     Bryan Ferguson is executive vice president of the Company. He is a Registered Professional Geologist who received a Bachelor of Science Degree in Geology from Emporia State University in 1984. He has over 15 years of experience in prospect evaluation, prospect generation, assessment and management in the oil field and engineering consulting industry. He began his professional career as a well-site geologist based in western Colorado in the middle 80's and for a period of approximately 10 years served as a project manager in environmental engineering for IT Corporation, an engineering and consulting company. He left IT Corporation in 1999 to join the management of the Company. His work experience includes electric log interpretation, cuttings interpretation, geological and geophysical data interpretation, ranking and high-grading of prospects for formulation of exploration strategy, basin analysis, risk assessment, ultimate potential and economic analyses, seismic interpretation, basin modeling, stratigraphic trap modeling, evaluation of structural relief prospects, near-surface static and velocity problems, surface topographic interpretation, market analyses, research, economic evaluation, AFE preparation and, industry forecast modeling.

     John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over twenty-five years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of two other public traded energy companies. He is licensed to practice public accountancy in Kansas and Missouri and has been involved in an active practice since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University.

     John R. Dixon has been a director of the Company since April 1999. He received a degree from the University of Kentucky in 1958 in electrical engineering and did graduate work there in physics. He has worked in the public utility industry and as a consultant to private industry regarding rate analysis, service-contract negotiations and related functions. A registered professional engineer, licensed by boards of twenty-eight states, Mr. Dixon has over thirty years experience in engineering design and management. He founded two successful consulting firms and served as director on several publicly traded companies. His experience includes public utilities energy distribution system design, microwave radio relay communications system operations, aerospace systems, missile and facility simulation, airborne/fixed-base communications and navigation systems, and aviation related process and infrastructure design and support consulting. He has extensive international experience including the countries of Libya, Saudi Arabia, Philippines, Belize, Japan, Lebanon and Mexico. Mr. Dixon served as President of Synergy, Inc. from 1978 to 1982 and from 1982 to 1988 he served as CEO of HSD, Inc. Since 1988, Mr. Dixon has acted as a private consultant to three private clients of HSD, Inc. and as a consultant to the public corporation to whom HSD was sold.

     Elliot M. Kaplan has been a director of the Company since 1999. He is a practicing attorney and an officer and director of Daniels & Kaplan, P.C., Attorneys at Law. With offices in Kansas City, Missouri and Detroit, Michigan, Daniels & Kaplan concentrates in commercial, insolvency, fair trade practices and employment litigation. Mr. Kaplan received his Bachelor of Arts Degree from Antioch University in 1978 and received both Juris Doctor and Master of Business Administration degrees from Whittier College in 1982. Mr. Kaplan is a member of the American Bar Association, the Missouri Bar, and the District of Columbia Bar.

     John L. Hersma has been a director of our Company since 1999. A former Chief Operating Officer with a $500 million healthcare equipment manufacturer, Mr. Hersma has served in various sales, marketing and management capacities in the health care industry, retiring in July of 1996 to pursue personal business interests and investment strategies. Mr. Hersma graduated in 1968 with a degree in Business Administration and Marketing from Northern Illinois University.

     The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his term and thereafter until his successor is duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors on an annual basis.

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under provisions of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year all directors and executive officers have complied with applicable filing requirements.

Item 10. Executive Compensation

     Summary Compensation Table

The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000. Except for Mr. Norman Peterson, no executive officer received or held any stock options, stock appreciation rights, stock grants or any other similar rights to receive additional compensation of any kind as of December 31, 1999.

                                                                                      Long Term Compensation
                                                                                      ----------------------
                            Annual Compensation                                Awards                     Payouts
                            -------------------                                ------                     -------
   (a)                  (b)        (c)            (d)         (e)         (f)          (g)           (h)          (i)
                                                             Other    Restricted
Name and                                                       Annual Stock                          LTIP      All Other
Principal                                                   Compen-     Award(s)        Options/Payouts          Compen-
Position              Year       Salary($)      Bonus($)    sation($)       $        SARs(#)          ($)       sation($)
--------              ----       ---------      --------    --------    --------     -------         -----      ---------

Norman Peterson       1999       $    0            0            0       $17.00       62,500            0            0
Chief                 1998            0            0            0            0            0            0            0
Executive             1997            0            0            0            0            0            0            0
Officer

     Options/SAR Exercises and Holdings
     ----------------------------------

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 1999.

     Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR
Values:




(a)                       (b)           (c)                 (d)                                          (e)
                                                    Number of Securities                              Value of
                        Shares                     Underlying Unexercise                      Unexercised-in-the-Money
                       Acquired        Value         Options/SARs at FY                          Options/SARs at FY
                       End (#)                             End ($)                                     End ($)
Name                 On Exercise(#)              Realized($)      Exercisable/Unexercisable   Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------

Norman L. Peterson         0             0            0               12,500/50,000               $55,000     $220,000


     There are no employment agreements between the Company and any of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information concerning the beneficial ownership of the Company's common stock as of March 20, 2000 for (a) each person known to the Company to be a five percent beneficial owner of the common stock;
(b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                     Amount and Nature               Percent
                                                            of                         of
Name and Address                  Title            Beneficial Ownership (1)           Class
----------------                  -----            ------------------------           -----

Norman L. Peterson              President                 6,290,000(2)                 53.85
4001 W. 104th Terrace         Treasurer and           Direct and Indirect
Overland Park, KS 66210          Chairman

Bryan Ferguson           Executive Vice-President           70,000(3)                    *
8119 Legler Road                                            Direct
Lenexa, KS  66219

John C. Garrison                 Director                   90,000(4)                    *
7211 High Drive                                             Direct
Prairie Village, KS  66208

Eliot M. Kaplan                  Director                   40,000(5)                    *
1102 Grand Blvd, 15th Floor                                 Direct
Kansas City, MO 64106



                                                   Amount and Nature               Percent
                                                           of                         of
Name and Address                 Title            Beneficial Ownership (1)           Class
----------------                 -----            ------------------------           -----

John R. Dixon                 Director                      77,500(5)                  *
9919 High Drive
Leawood, KS 66206

John L. Hersma                Director                     202,500(5)                 1.73
13113 Cedar
Direct
Leawood, KS 66209

David C. and Laura E Owen                                1,462,500(6)                11.92
11011 King Street, Suite 260-B                       Direct and Indirect
Overland Park, KS 66210

Peterson and Sons Holding Company                        5,862,500(7)                50.24
4001 W 104th Terrace                                       Direct
Overland Park, KS 66207

All officers and directors
as a group                                               8,302,500                   66.72

     *   less than one percent

(1) Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of 1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed.

(2) Includes 5,862,500 shares held by Peterson and Sons Holding Company. Mr. Peterson has no ownership interest in Peterson and Sons Holding Company but serves as President and may be deemed to have voting control of such shares. Also includes 412,500 shares held in the name of Ivalynn Peterson, Mr. Peterson's wife, and options to acquire 12,500 shares which may be exercised within the next 60 days.

(3) Includes options to purchase 50,000 shares which may be exercised within the next 60 days.

(4) Includes options to purchase 37,500 shares which may be exercised within the next 60 days.

(5) Includes options to purchase 12,500 shares of common stock which may be exercised within the next 60 days.

(6) Includes 500,000 shares in the name of Unicard.com, Inc., a company controlled by Laura E. Owen. Also includes 147,500 shares in the name of Owen & Associates Inc., a corporation owned by David C. Owen. Also includes 150,000 shares in the name Dave and Laura Owen Living trust and 65,000 in the name of three limited partnerships controlled by Dave and Laura Owen and established for the benefit of their children or grandchildren. Also includes options held by Owen Enterprises LLC, a company controlled by David C. Owen to purchase 600,000 shares of common stock which may be exercised within the next 60 days.

(7) Established by Norman L. Peterson for his adult sons, Mark Peterson and Steve Peterson, Norman L. Peterson has no ownership interest in Peterson and Sons Holding Company and disclaims any beneficial interest in the shares owned thereby. However, Mr. Peterson is the president of Peterson and Sons Holding Company and may, pursuant to such office, be deemed to have voting control of such shares.

     There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 12. Certain Relationships and Related Transactions.

     On March 15, 1999, Peterson and Sons acquired 7,250,000 shares of the Company's common stock ("restricted securities") from Jeannie Hullinger, who was then President and a director of the Company.

     On March 24, 1999, Owen Enterprises, LLC was granted options to purchase 600,000 shares of common stock at a price of $0.60 per share. This option is exercisable immediately and will expire March 24, 2001.

     On March 24, 1999, directors of the Company, Norman Peterson, John Dixon, John Garrison, John Hersma and Eliot Kaplan, were each granted options to purchase 62,500 shares of common stock at a price of $0.60 per share. Options for 12,500 shares each are vested immediately and a like amount are vested on March 24 of each succeeding year if the grantee is still a director of the company. These options will expire on March 23, 2004. John Dixon exercised options for 12,500 shares during the year.

     On May 11, 1999, Bryan S. Ferguson was granted options to purchase 150,000 shares of common stock at a price of $1.00 per share. Options for 50,000 shares are vested immediately and a like amount will vest each July 1 if the grantee is still a director of the company. The option will expire on June 30, 2002.

     On August 10, 1999, John Dixon was granted options to purchase 25,000 shares of common stock at a price of $1.00 per share. These options are vested immediately and will expire on August 9, 2002.

     On August 10, 1999, Karen Taylor was granted options to purchase 50,000 shares of common stock at a price of $1.00 per share. Options for 25,000 shares are vested immediately and options for 12,500 are vested on August 10 each year. These options will expire on August 9, 2002.

     On August 10, 1999, John Garrison was granted options to purchase 75,000 shares of common stock at a price of $1.00 per share. Options for 25,000 shares are vested immediately and a like amount is vested on August 10 each year. These options will expire on August 9, 2002.

     The Company entered into a sublease agreement for office space with Owen & Associates, Inc. on April 1, 1999. The sublease requires monthly rent of $2,250 plus common area charges through December 31, 2000. The Company paid $20,250 of rent under this agreement during 1999.

     The Company has an agreement with Owen & Associates IBG, LLC to provide consulting and management services and to provide use of various equipment and secretarial services for $12,500 per month through December 31, 2000. Owen & Associates IBG, LLC is 50 percent controlled by Owen Enterprises, LLC, which, in turn, is controlled by David C. Owen and 50 percent controlled by Peterson and Sons Holding Company.

     The Company had an agreement with International Health Alliance, Inc., a company controlled by Laura E. Owen, to investigate certain business opportunities for $3,000 per month. The agreement expired December 31, 1999.

     The Company paid, in the aggregate, $139,500 for services to the above related entities during the year ended December 31, 1999.

Item 13. Exhibits and Reports on Form 8-K.

          (a)  Exhibits
                   3.01       Articles of Incorporation (1)
                   3.02       Bylaws (1)
               10.01-10.18    Material Contracts (3)
                   16.0       Letter on change in certifying accountant (2)
                   27.01      Financial Data Schedule

               (1) These documents and related exhibit have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

               (2) Incorporated by reference to the Company's Form 8-K Current Report reporting a change of certifying auditors filed February 9, 2000.


          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1999.

                            EMPIRE ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



Independent Auditors' Report                                     F-2

Independent Auditors' Report                                     F-3

Balance Sheet                                                    F-4

Statements of Operations                                         F-5

Statement of Stockholders' Deficit                               F-6

Statements of Cash Flows                                         F-7

Notes to Financial Statements                                    F-8 to F-17

Supplemental Information (Unaudited)                             F-18

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Empire Energy Corporation (formerly Medivest, Inc.)
(A Development Stage Company)


We have audited the accompanying balance sheet of Empire Energy Corporation (formerly Medivest, Inc.) (A Development Stage Company) as of December 31, 1999, and the related statements of operations, stockholders deficit, and cash flows for the year then ended and the amounts for the year ended December 31, 1999 included in the cumulative period from March 21, 1995 (inception) to December 31, 1999 appearing on Pages F-4 to F-17. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Empire Energy Corporation, (A Development Stage Company) as of December 31, 1999 and the results of its operations, and its cash flows for the year then ended and the period from March 21, 1995 (inception) to December 31, 1999 in conformity with generally accepted accounting principles.





Tulsa, Oklahoma                          /S/Sartain Fischbein & Co.
March 17, 2000                           Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT




Board of Directors
Empire Energy Corporation (formerly Medivest, Inc.)
(A Development Stage Company)


We have audited the statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1998 and for the period from March 21, 1995 (inception) to December 31, 1998 of Empire Energy Corporation (formerly Medivest, Inc.) (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 1998 and for the period from March 21, 1995 (inception) to December 31, 1998 in conformity with generally accepted accounting principles.





Salt Lake City, Utah                              /s/ Robinson, Hill & Co.
February 3, 1999

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
December 31, 1999
--------------------------------------------------------------------------------

ASSETS

Cash                                                                $    35,756
Account receivable - trade, no allowance deemed necessary                28,300
                                                                    -----------
Total Current Assets                                                     64,056
                                                                    -----------

Oil and gas properties, using full cost accounting:
    Properties being amortized                                          143,919
    Less accumulated depreciation, depletion,
     amortization and impairment                                        (71,960)
                                                                    -----------
                                                                         71,959
                                                                    -----------
Other Assets:
    Furniture and equipment, net of
     accumulated depreciation of $385                                     7,589
    Other                                                                 1,000
                                                                    -----------
                                                                          8,589
                                                                    -----------
Total Assets                                                        $   144,604
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Accounts payable and accrued liabilities                       $    24,035
     Notes payable - related parties                                     52,500
     Convertible debentures                                             342,500
                                                                    -----------
Total Current Liabilities                                               419,035
                                                                    -----------

Stockholders' Deficit
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 11,108,917                                          11,109
     Additional paid in capital                                       1,978,308
     Previous accumulated deficit                                    (1,867,999)
     Accumulated deficit during development stage                      (395,849)
                                                                    -----------
Total Stockholders' Deficit                                            (274,431)
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $   144,604
                                                                    ===========



--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------------------------------------------
For The Years  Ended  December  31,  1999 and 1998 and the Period from March 21,
1995 (inception) to December 31, 1999
--------------------------------------------------------------------------------------------------------------------


                                                                    December 31,                     Cumulative
                                                             1999                   1998             Since Inception
                                                         ------------          ------------          ---------------

Oil and gas sales                                        $     69,401          $       --            $     69,401

Expenses:
    Lease operating                                             1,100                  --                   1,100
    Depreciation, depletion, amortization and
      impairment                                               72,345                  --                  72,345
    Interest                                                   24,250                  --                  24,250
    General and administrative                                559,588                 8,534               622,783
                                                         ------------          ------------          ------------

Loss before taxes and extraordinary item                     (587,882)               (8,534)             (651,077)

Provision for income taxes                                       --                    (100)                 (300)
                                                         ------------          ------------          ------------

Loss before extraordinary item                               (587,882)               (8,634)             (651,377)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                             --                    --                 255,528
                                                         ------------          ------------          ------------

Net Loss                                                 $   (587,882)         $     (8,634)         $   (395,849)
                                                         ============          ============          ============

Basic loss per common share:
  Loss before extraordinary item                         $       (.05)         $       (.01)         $       (.26)
  Extraordinary item                                             --                    --                     .10
                                                         ------------          ------------          ------------

Net loss per share                                               (.05)                 (.01)                 (.16)
                                                         ============          ============          ============

Weighted average shares outstanding                        10,882,785               760,435             2,502,421
                                                         ============          ============          ============




-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                         Deficit
                                                                                                                       Accumulated
                                                                  Common Stock            Additonal       Previous        During
                                                            ----------------------        Paid-in       Accumulated    Development
                                                             Shares        Amount         Capital         Deficit         Stage
                                                             ------        ------         -------         -------         -----

Balance at March 21, 1995 (Inception)                        91,178    $         91    $  1,608,671    $ (1,867,999)   $       --

Issuance of stock in satisfaction of debt at
$.99 per share                                                  870            --               867            --              --

Issuance of stock for services at $.072 per share
                                                             97,225              97           6,903            --              --

Shares returned and canceled                                 (7,675)             (8)              8            --              --

Net income for period                                          --              --              --              --           200,667
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997                                181,598             180       1,616,449      (1,867,999)        200,667

Issuance of stock for cash at $.004 to $.012 per
share                                                    10,500,000          10,500          39,500            --              --

Issuance of stock for services at $0.054 per
share                                                       250,000             250          13,282            --              --

Net loss for the year                                          --              --              --              --            (8,634)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                             10,931,598          10,930       1,669,231      (1,867,999)        192,033

Issuance of stock for services at $.0066 to
$1.00 per share                                              22,500              23          10,060            --              --

Exercise of stock options                                    12,500              13           7,487            --              --

Shares returned and cancelled                               (15,181)            (15)             15            --              --

Conversion of debt to common stock                          157,500             158         162,814            --              --

Stock based compensation for non-employee stock
options granted                                                --              --           128,701            --              --

Net loss for the year                                          --              --              --              --          (587,882)
                                                       ------------    ------------    ------------    ------------    ------------

                                                         11,108,917    $     11,109    $  1,978,308    $ (1,867,999)   $   (395,849)
                                                       ============    ============    ============    ============    ============

------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.






EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 1999 and 1998 And The Period From March 21, 1995 (Inception) to December 31, 1999
-----------------------------------------------------------------------------------------------------------------------------

                                                                      December 31,
                                                             ------------------------------           Cumulative
                                                                1999                1998            Since Inception
                                                             ----------          ----------         ---------------

Cash Flows From Operating:
  Net loss                                                   $(587,882)          $  (8,634)          $(395,849)

  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Common stock issued for services                          10,083              13,532              49,069
      Stock based compensation for non-employee
          stock options granted                                128,701                --               128,701
      Depreciation, depletion, amortization and
          impairment                                            72,345                --                72,345

Changes in Assets and Liabilities:
      Increase in accounts receivable                          (28,300)               --               (28,300)
      Increase in other assets                                  (1,000)               --                (1,000)
      Increase (decrease) in accounts payable                   28,702             (14,898)           (247,317)
                                                             ---------           ---------           ---------
Net Cash Used by Operating Activities                         (377,351)            (10,000)           (422,351)
                                                             ---------           ---------           ---------

Cash Flows From Investing Activities:                             --
      Purchase of oil and gas properties                      (143,919)               --              (143,919)
      Purchase of furniture and equipment                       (7,974)               --                (7,974)
                                                             ---------           ---------           ---------
Net Cash Used in Investing Activities                         (151,893)               --              (151,893)
                                                             ---------           ---------           ---------

Cash Flows From Financing Activities:
    Proceeds from note payable                                    --                  --                35,000
    Payment of note payable                                       --               (35,000)            (35,000)
    Proceeds from notes payable - related parties               52,500                --                52,500
    Proceeds from convertible debt                             500,000                --               500,000
    Proceeds from issuance of common stock                       7,500              50,000              57,500
                                                             ---------           ---------           ---------
Net Cash Provided by Financing Activities                      560,000              15,000            (610,000)
                                                             ---------           ---------           ---------
Net Increase in Cash                                            30,756               5,000              35,756
Cash, beginning of year                                          5,000                --                  --
                                                             ---------           ---------           ---------
Cash, end of year                                            $  35,756           $   5,000           $  35,756
                                                             =========           =========           =========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                        $    --             $     100           $     300
    Interest paid                                                 --                  --                  --

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Settlement of debt with common stock                     $    --             $    --             $    --
    Conversion of convertible debt to common stock
        including accrued interest of $5,472                   162,972                --               162,972


--------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                                             F-7

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Basis of Presentation: Empire Energy Corporation (formerly Medivest, Inc) (the "Company") was incorporated in the State of Utah on November 10, 1983 and was involuntarily dissolved on May 1, 1991, for failure to file its annual report. On March 21, 1995 (inception) the Corporate charter was reinstated and the Company has been in the development stage since that time.

Nature of Business: The Company's plan of operations is to explore opportunities both domestically and internationally that benefit the Company and its stockholders including the development and exploration of oil and gas prospects.

Furniture and Equipment: Expenditures for furniture and equipment are recorded at cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

Depreciation is provided over the estimated useful lives of assets, which range from 5 to 7 years, using straight-line or accelerated methods for financial accounting purposes.

Oil and Gas Properties: The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized.

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 1999, $93,142 of dry hole costs and $50,777 of unproved properties were impaired and added to the costs to be amortized.

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued): In addition, the capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of costs or fair market value of unproved properties. In 1999, the Company recorded an impairment expense of $71,960 related to adjusting unproved properties subject to amortization to the lower of cost or market.

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized.

Long-lived Assets: Long lived assets to be held and used are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amount may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset and long-lived assets to be disposed of are reported at the lower of carrying amount or fair value less cost to sell.

Income Taxes: Provisions for income taxes are based on taxes payable or refundable for the current year and deferred taxes on temporary differences between the amount of taxable income and pretax financial income and between the tax bases of assets and liabilities and their reported amounts in the financial statements. Deferred tax assets and liabilities are included in the financial statements at currently enacted income tax rates applicable to the period in which the deferred tax assets and liabilities are expected to be realized or settled as prescribed in FASB Statement No. 109, Accounting for Income Taxes. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.


-------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share: Basic earnings per share of common stock was computed by dividing loss applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted loss per share is not presented because all potential common shares are anti-dilutive.


Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximated fair value as of December 31, 1999 because of the relatively short maturity of these instruments.

It is not practical to estimate the fair value of related party notes due to the inability to estimate fair value without incurring excessive costs.

The carrying amounts of convertible debentures approximates fair value as of December 31, 1999 because interest rates on these instruments approximate market interest rates.


2. DEVELOPMENT STAGE COMPANY

The Company's operations since its charter was reinstated March 21, 1995 have primarily involved oil and gas exploration, development and production in north-central Tennessee. The Company is also interested in expanding its operations into an international setting (primarily Central America and Africa) but has not yet obtained any exploration or similar rights in any Central American or African country.

The Company's corporate strategy is to expand its domestic reserve base through acquisitions and additional exploration and developmental drilling under its existing oil and gas exploration program and to reinvest a substantial portion of the cash flow generated from its domestic operations to acquire or participate in international prospects that have the potential for larger petroleum reserves and greater revenues.

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

2. DEVELOPMENT STAGE COMPANY (CONTINUED)

In addition, the Company has raised and is in the process of raising debt and equity capital (see Notes 3 and 6). There can be no assurances the Company will be successful in development and implementation of its business plan or raising additional capital.

3. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at December 31, 1999:

         Notes payable - related parties, interest
         at 10%, due on demand. The notes are
         without collateral.                              $ 52,500
                                                          ========

         Convertible debentures, intere  at 10%,
         due in one year from  issuance. The notes are
         convertible  on a $1.00 for one share  basis
         into shares of common stock.                     $342,500
                                                          ========

During 1999, $157,500 of the original $500,000 converted into 157,500 shares of common stock (see Note 6). Subsequent to December 31, 1999, an additional $192,500 converted to 192,500 shares of common stock.

The Board of Directors has approved the sale of an additional $750,000 of convertible debentures, which will carry interest at 10% and convert to common stock on a $1.00 for one share of common stock. Common stock issued upon conversion has automatic piggy-back registration rights. No debentures have been sold to date.

4. INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enacted date.

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

4. INCOME TAXES (CONTINUED)

Components of the net deferred tax asset at December 31, 1999 are as follows:

    Deferred Tax Asset:
          Net operating loss carryforward                $ 297,000
          Less valuation allowance                        (297,000)
                                                          --------

    Net Deferred Tax Asset                               $       -
                                                         =========


The provision for income taxes is as follows:

                          Year Ended December 31,                 Cumulative
                           1999        1998                    Since Inception
                          ------      ------                   ---------------

          Current       $       -        $100                         $300
          Deferred              -           -                            -
                        ---------        ----                         ----

                        $       -        $100                         $300
                        =========        ====                         ====

At December 31, 1999, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $1,978,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability may be restricted. The amounts of operating loss carryforwards expire in varying amounts through 2014. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided. The valuation allowance increased $105,000 during 1999 related to the 1999 increase in the net operating losses.

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 1999 and 1998 and the period from March 21, 1995 (inception) to December 31, 1999:

                                        Year Ended December 31,     Cumulative
                                         1999           1998     Since Inception
                                       --------       --------   ---------------

          Statutory rate                  15.0%          15.0%           15.0%
          Net operating losses          (15.0%)         (14.0%)         (15.0%)
                                      --------        --------        --------

          Company's effective rate           -%           1.0%              -%
                                      ========        ========        ========


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

5. AGREEMENTS

Office Lease: The Company entered into a sublease agreement with an entity related through common ownership for office space on April 1,1999. The sublease requires monthly rent of $2,250 plus common area charges through December 31, 2000. The Company paid $20,250 of rent under the agreement during 1999.

From March 21, 1995 (inception) to March 31, 1999 all activities of the Company were conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

Consulting Agreements: The Company has an agreement with an entity related through common ownership to provide consulting and management services and to provide use of various equipment and secretarial services for $12,500 per month through December 31, 2000.

The Company has an agreement with an entity related through common ownership to investigate certain business opportunities for $3,000 per month. The agreement was completed effective December 31, 1999.

The Company paid $139,500 for services to the above related entities during the year ended December 31, 1999.

Participation and Operating Agreements: The Company entered into a Participation and Operating Agreement with an unrelated third party (the "Operator") to participate in oil and gas exploration in Tennessee. The agreement provides the Company a 60% working interest in the property in exchange for paying a similar share of costs on wells as offered. The Company expended approximately $144,000 during 1999 for costs associated with the exploration and drilling of wells. These costs are included in oil and gas properties in the accompanying balance sheet.

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

5. AGREEMENTS (CONTINUED)

In addition, the Company entered into a joint venture agreement with an unrelated third party to negotiate concessionary drilling rights to produce oil and gas in Central America. Should the venture be successful in achieving the concessions, the Company has the right to acquire a 50.5% working interest in exchange for paying up to $1,000,000 of costs. During 1999, the Company expensed approximately $27,000 of costs associated with pursuing the concessions in Central America. Should the Company be successful in obtaining the concession and generating revenue, 250,000 of the existing non-qualified stock options to consultants will vest. No concessions have been obtained to date.

6. STOCKHOLDERS DEFICIT

Stock Split: Effective October 1, 1999, the Board of Directors authorized a 2.5 for 1 stock split of the Company's $.001 par value common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.

Stock For Services: During 1997, the Company issued 97,225 shares of common stock for services performed at a value of $.072 per share. Additionally, the Company entered into a Consultant Compensation Agreement with legal counsel. The Company agreed to issue shares of common stock for services performed by legal counsel. The total number of shares that could be issued under the agreement could not exceed 10 percent of the outstanding common stock of the Company on the date of issuance. During 1998, the Company issued 250,000 shares at $.054 per share. The agreement required the shares to be registered which was completed in October 1999.

During March 1999, the Company issued 2,500 shares of common stock to each of the five Board members for services performed. The shares were valued at $.0066 per share. In November 1999, the Company issued 10,000 shares of common stock to an individual for consulting services. There shares were valued at $1.00 per share.

Conversion of Debt: From October to December 31, 1999, holders of $157,500 of convertible debentures, converted their debentures plus $5,471 of accrued interest into 157,500 shares of common stock.

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

6. STOCKHOLDERS DEFICIT (CONTINUED)

Change in Ownership: In March 1999, the current majority stockholder acquired 7,250,000 shares (68.6%) of the Company's outstanding common stock from the former majority stockholder for $19,000 cash or $.0026 per share.

Stock Option Plan: During 1999, the Company adopted a Stock Option Plan (the "Plan") that provides for qualified and non-qualified plans. The Plan covers an aggregate 2,500,000 shares of common stock. The incentive plan is administered by a committee appointed by the Board of Directors (Committee), and requires that options be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of 110% of the fair value of the common stock on the date of the grant. The options are immediately exercisable after the date of grant or upon vesting and expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock. The Company granted 200,000 qualified options to employees during 1999 of which 75,000 are vested.

The Non-qualified Plan is also administered by the Committee and is covered by the same 2,500,000 share pool as the Incentive Plan. The Non-qualified Plan provides that options may be granted at exercise prices and terms as determined by the Committee. The Company granted 1,048,500 non-qualified options to non-employee (of which 798,500 are vested) and 412,500 (of which 112,500 are vested) to employees. The Company recorded compensation expense of $128,701 related to the vested non-qualified options granted to non-employees.

The following is a summary of the options granted under the Plan:


                                                  Exercise Price  Weight Average
                                 Options            Per Share     Exercise Price
                                 -------            ---------     --------------

   Balance, December 31, 1998            -         $          -            $  -
   Granted                       1,661,000           60 - $1.00             .78
   Exercised                       (12,500)                (.60            (.60)
                                 ---------        -------------            -----

                                 1,648,500         $.60 - $1.00            $ .78
                                 =========         ============            =====

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

6. STOCKHOLDERS DEFICIT (CONTINUED)


                                                  Weighted
                                                  Average          Weighted                             Weighted
          Range of               Number           Remaining        Average              Number          Average
          Exercise           Outstanding at      Contractual       Exercise         Exercisable at      Exercise
           Prices         December 31, 1999       Life              Price          December 31, 1999    Price
         ---------        -----------------     ------------      ---------        -----------------    --------

          $0.60                     600,000        2 Years          $0.60              600,000          $0.60
           1.00                     736,000        3 Years           1.00              323,500           1.00
           0.60                     312,500        5 Years           0.60               50,000           0.60
                                   --------                                            -------

                                  1,648,500                                            973,500
                                  =========                                            =======

The range of exercise prices for the options outstanding at December 31, 1999 is $.60 - $1.00 with a weighted average contractual life of 3 years. The Company estimates that based on the vesting criteria of continued employment and services, approximately 100% of such options will eventually vest.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been $(634,362) and $(0.06) for the year ended December 31, 1999 and $(442,329) and $(.18) for the period from March 21, 1995 (inception) to December 31, 1999. As no options were granted during the year ended December 31, 1998, there is no effect on net income or earnings per share.

For options granted during the year ended December 31, 1999, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 8.50%, expected option life of 2 to 5 years, expected volatility of 35.32% and no expected dividend yield.


Private Placement: The Board of Directors has approved the sale of 4,000,000 shares of the Company's common stock to accredited investors for $3.00 per share. To date, no shares have been sold.

--------------------------------------------------------------------------------

MPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
--------------------------------------------------------------------------------

7. EXTRAORDINARY GAIN

On June 15, 1993, the Company emerged from bankruptcy and its charter was reinstated on March 21, 1995.

During the period from March 21, 1995 to December 31, 1997, the Company settled certain liabilities carried over from the bankruptcy in the amount of approximately $436,000 for approximately $180,500 resulting in an extraordinary gain of approximately $255,500.


8. SUBSEQUENT EVENT

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ( "Omega" ) for 560,000 shares of the Company's common stock.

The Company and Omega were related through common ownership prior to the acquisition and therefore, the transaction will be accounted for in a manner similar to a pooling of interests and all assets and liabilities will be recorded at cost.


Pro forma Statement of Operations: The unaudited pro forma results of operations had the Company acquired Omega as of January 1, 1999 are as follows for the year ended December 31, 1999 and the period from March 21, 1995 (inception) to December 31, 1999.


                                                     Year Ended       Cumulative
                                                      December          Since
                                                      31, 1999        Inception
                                                      --------        ---------

Revenues                                             $  69,401        $  69,401
                                                     ---------        ---------

Loss before extraordinary gain                       $(786,710)       $(856,120)

Extraordinary gain                                        --            255,528
                                                     ---------        ---------

Net loss                                             $(786,710)       $(600,592)
                                                     =========        =========

Basic loss per common share:
    Loss before extraordinary item                   $    (.07)       $    (.33)
    Extraordinary item                                    --                .10
                                                     ---------        ---------

        Net loss per share                           $    (.07)       $    (.23)
                                                     =========        =========

--------------------------------------------------------------------------------

                            EMPIRE ENERGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      SUPPLEMENTAL INFORMATION (UNAUDITED)


The accompanying tables set forth information concerning the Company's oil and gas producing activities at December 31, 1999 and for the year then ended, as required by Financial Accounting Standards (FAS) 69, Disclosure about Oil and Gas Producing Activities. The Company had no oil and gas operations prior to April 1999.

Capitalized Costs Relating to Oil and Gas Producing
    Activities at December 31, 1999
---------------------------------------------------

Unproved oil and gas properties                                       $ 143,919
Proved oil and gas properties                                              --
Support equipment and facilities                                           --
                                                                      ---------
                                                                        143,919

Less accumulated depreciation, depletion,
    amortization, and impairment                                         71,960
                                                                      ---------
       Net capitalized costs                                          $  71,959
                                                                      =========

Costs Incurred in Oil and Gas Producing Activities For
    The Year Ended December 31, 1999
------------------------------------------------------

Property acquisition costs:
     Proved                                                           $    --
     Unproved                                                              --
Exploration costs                                                          --
Development costs                                                       143,919
Amortization rate per equivalent barrel of production                      --

Results of Operations For Oil and Gas Producing Activities
    For The Year Ended December 31, 1999
----------------------------------------------------------

Oil and gas sales                                                     $  69,401
Gain on sale of oil and gas properties                                     --
Gain on sale of oil and gas leases                                         --
Production costs                                                         (1,100)
Exploration expenses                                                       --
Depreciation, depletion, and amortization                               (71,960)
                                                                      ---------
                                                                         (3,659)

Income tax expense                                                         --

Results of operations for oil and gas producing activities
    (excluding corporate overhead and financing costs)                $  (3,659)
                                                                      =========

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. The Company has no proved reserves at December 31, 1999.

--------------------------------------------------------------------------------

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Empire Energy Corporation


                                      By:  /s/ Norman L. Peterson
                                           -------------------------------------
                                               Norman L. Peterson
                                               President and Principal
                                               Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                       Date
----------                                  -----                       ----

 /s/Norman L. Peterson              President, Director           March 29, 2000
 ---------------------              Principal Executive Officer
    Norman L. Peterson              Principal Financial Officer


/s/ John C. Garrison                Director                      March 29, 2000
---------------------
    John C. Garrison


/s/ John R. Dixon                   Director                      March 29, 2000
--------------------
    John R. Dixon


/s/ Eliot M. Kaplan                 Director                      March 29, 2000
--------------------
    Eliot M. Kaplan


/s/ John L. Hersma                  Director
-------------------
    John L. Hersma

EXHIBIT                                       METHOD OF FILING

  27.    FINANCIAL DATA SCHEDULE              Filed herewith electronically