Form 10QSB
period 2000-03-31
EMPIRE ENERGY CORP
filed 2000-05-22
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2000

                             Commission File Number
                                    1-10077

                           EMPIRE ENERGY CORPORATION
                  -------------------------------------------
                 (Name of small business issuer in its charter)

             Utah                                                87-0401761
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification number)

                       11011 King Street, Suite 260 66210
                          Overland Park, KS (Zip Code)
                     --------------------------------------
                    (Address of Principal Executive offices)


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

        Yes  X  No


There were 12,164,717 shares of common stock $.001 par value outstanding as of April 30, 2000.

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

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
March 31, 2000                                                      (Unaudited)
--------------------------------------------------------------------------------

ASSETS

Cash                                                               $    126,723
Account receivable - trade, no allowance deemed necessary                57,773
Prepaid expenses                                                         18,500
                                                                   ------------

Total Current Assets                                                    202,996
                                                                   ------------

Oil and gas properties, using full cost accounting:
        Properties being amortized                                      170,821
        Less accumulated depreciation, depletion,
          amortization and impairment                                  (170,821)
                                                                   ------------

                                                                          --
                                                                   ------------
Other Assets:
        Furniture and equipment, net of
          accumulated depreciation of $1,213                              8,462
         Notes receivable from related companies                        101,675
                                                                   ------------

                                                                        110,137
                                                                   ------------

Total Assets                                                       $    313,133
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
        Accounts payable and accrued liabilities                   $     17,745
        Notes payable - related parties                                   8,500
        Convertible debentures                                           25,000
                                                                   ------------

Total Current Liabilities                                                51,245
                                                                   ------------

Stockholders' Deficit
        Common stock, authorized 50,000,000
         shares of $.001 par value, issued
         and outstanding 12,139,717                                      12,140
        Additional paid in capital                                    2,845,608
        Previous accumulated deficit                                 (1,867,999)
        Accumulated deficit during
         development stage                                             (727,861)
                                                                   ------------

Total Stockholders' Deficit                                             261,888
                                                                   ------------

Total Liabilities and Stockholders' Deficit                        $    313,133
                                                                   ============


The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------
For The Three Month periods Ended March 31, 2000 and 1999 and the Period from
March 21, 1995 (inception) to March 31, 2000
--------------------------------------------------------------------------------------------------------------------

                                                                      March 31,                       Cumulative
                                                             2000                   1999             Since Inception
                                                         ------------          ------------          ---------------

Oil and gas sales                                        $    122,053          $       --            $    191,454

Expenses:
    Lease operating                                             2,032                  --                   3,132
    Depreciation, depletion, amortization and
      impairment                                               99,359                  --                 171,035
    Impairment on notes receivable                               --                    --                 147,500
    Interest                                                    6,700                  --                  35,838
    General and administrative                                141,231                 8,639               816,038
                                                         ------------          ------------          ------------

Loss before taxes and extraordinary item                     (127,269)               (8,639)             (983,089)

Provision for income taxes                                       --                    --                    (300)
                                                         ------------          ------------          ------------

Loss before extraordinary item                               (127,269)               (8,639)             (983,389)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                             --                    --                 255,528
                                                         ------------          ------------          ------------

Net Loss                                                 $   (127,269)         $     (8,639)         $   (727,861)
                                                         ============          ============          ============

Basic loss per common share:
  Loss before extraordinary item                         $       (.01)         $       (.00)         $       (.09)
  Extraordinary item                                             --                    --                     .02
                                                         ------------          ------------          ------------

Net loss per share                                               (.01)                 (.00)                 (.07)
                                                         ============          ============          ============

Weighted average shares outstanding                        12,102,514             7,412,062           11,321,612
                                                         ============          ============          ============




-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.






EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------
For The Three month periods Ended March 31, 2000 and 1999 And The Period From March 21, 1995 (Inception) to March 31, 2000
-----------------------------------------------------------------------------------------------------------------------------

                                                                        March 31,
                                                             ------------------------------           Cumulative
                                                                2000                1999            Since Inception
                                                             ----------          ----------         ---------------

Cash Flows From Operating:
  Net loss                                                   $(127,269)          $  (8,639)          $(727,861)

  Adjustments  to  reconcile   net  loss  to  net  cash  provided  by  operating
    activities:
      Common stock issued for services                            --                  --                49,069
      Stock based compensation for non-employee
          stock options granted                                   --                  --               128,701
      Depreciation, depletion, amortization and
          impairment                                            99,359                --               172,034
      Impairment of notes receivable                              --                  --               147,500

Changes in Assets and Liabilities:
      Increase in accounts receivable                          (29,473)               --               (57,773)
      Increase in prepaid expenses                             (18,500)               --               (18,500)
      Increase (decrease) in accounts payable                   16,116               3,817            (231,201)
                                                             ---------           ---------           ---------
Net Cash Used by Operating Activities                          (59,767)             (4,822)           (538,031)
                                                             ---------           ---------           ---------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                       (26,902)               --              (170,821)
      Purchase of furniture and equipment                         --                  --                (9,675)
      Advances on notes receivable                                --                  --              (147,500)
      Loans to related companies                              (100,675)               --              (101,675)
                                                             ---------           ---------           ---------
Net Cash Used in Investing Activities                         (127,577)               --              (429,671)
                                                             ---------           ---------           ---------

Cash Flows From Financing Activities:
    Proceeds from note payable                                    --                  --               101,500
    Payment of note payable                                       --                (1,500)           (101,500)
    Proceeds from notes payable - related parties              (19,000)             30,000               8,500
    Proceeds from convertible debt                                --                  --               500,000
    Proceeds from issuance of common stock                     308,900                --               612,400
    Repurchase of common stock                                 (26,475)               --               (26,475)
                                                             ---------           ---------           ---------
Net Cash Provided by Financing Activities                      263,425              28,500           1,094,425
                                                             ---------           ---------           ---------
Net Increase in Cash                                            76,081              23,678             126,723
Cash, beginning                                                 50,642               5,585                --
                                                             ---------           ---------           ---------
Cash, end                                                    $ 126,723           $  29,263           $ 126,723
                                                             =========           =========           =========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                        $    --             $     100           $     300
    Interest paid                                                  886                --                 5,774

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock           $ 317,500                --             $ 475,000
        including accrued interest of                           22,407                --               162,972


--------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2000 AND 1999


1. INTERIM REPORTING - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at December 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at March 31, 2000:

        Notes payable - related parties, interest
        at 10%, due on demand. The notes are
        without collateral.                                  $   8,500
                                                             ---------

        Convertible debentures, interest  at 10%,
        due in one year from  issuance. The notes are
        convertible  on a $1.00 for one share basis
        into shares of common stock.                         $  25,000
                                                             =========


Through March 31, 2000, $475,000 of the original $500,000 converted into 475,000 shares of common stock. Subsequent to March 31, 2000, the final $25,000 converted to 25,000 shares of common stock.


3.  ACQUISITION

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ( "Omega" ) for 560,000 shares of the Company's common stock.

The Company and Omega were related through common ownership prior to the acquisition and therefore, the transaction was accounted for in a manner similar to a pooling of interests and all assets and liabilities will be recorded at cost. These financial statements consolidate the financial position and results of operations of both corporations, including prior periods presented. All intercompany items have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

     The Company had not engaged in any material operations or had any revenues from operations during recent years and through the first quarter of 1999. The Company's plan of operation since March 1999 and for the next 12 months is to continue to explore opportunities both domestically and internationally that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunities, the Company will issue shares of its common stock as the primary consideration for the participation in such opportunities.

     During July 1999 the Company entered into an agreement to participate in the development of oil and gas prospects in Overton County, Tennessee. An initial well was completed and began production October 4, 1999. Three additional wells were drilled, of which two did not find commercial quantities of oil or gas. The third located commercial quantities of gas, however, the gas will not be produced until an adequate transportation facility is constructed. A fifth well was completed and began oil production in March 2000. The Company, along with its co-participant in the exploration and development program continues to evaluate the exploration technology process for hydrocarbon location as well as various well completion techniques. Once criteria are met, and based on studies of seismic and geological information, the Company anticipates drilling additional wells on the currently leased properties during the next year as funding is obtained for this purpose.

     During the next 12 months, the Company's cash requirements will be used in this drilling activity and payment of expenses associated with searching for, investigating and pursuing other potential opportunities. Such funds may be provided by sales of equity or debt financing or a combination thereof. Because the Company has not identified such opportunities with any specificity, it cannot predict the total amount of such cash needs. As of the date of this report, the Company has no capital commitments other than to complete the wells referred to above, which commitments will not exceed $500,000.

Results of Operations

     The Company had no material business operations during the previous calendar year and through March 31, 1999. During the nine months ended December 31, 1999, the Company raised $500,000 from the private placement of convertible subordinated debentures and has been searching for and evaluating both domestic and international opportunities. In addition, the Company raised $308,900 from the sale of common stock during the quarter ending March 31, 2000.

     During the quarter ended March 31, 2000, the Company generated $122,053 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $2,032 in lease operating expense related to these wells. The Company generated a net loss of $127,269, including $98,861 in depletion and impairment expense from wells drilled and $148,429 in Company operating expenses and expenses of pursuing proposed projects. These expenses were offset by $120,021 of net revenue produced by the wells. During the quarter ended March 31, 1999, the Company had no significant business operations and generated a net loss of $8,639.

Liquidity and Capital Resources

     On March 31, 2000, the Company had $184,496 in cash and accounts receivable and $51,245 in total liabilities. The liabilities include $25,000 in convertible subordinated debentures that have subsequently been converted to common stock. Net cash used in operating activities for the quarter ended March 31, 2000 was $59,767 compared to $4,822 for the quarter ended March 31, 1999. Net cash used in investing activities rose to $127,675 for the quarter ended March 31, 2000 from $.00 for the quarter ended March 31, 1999. Net cash provided by financing activities was $263,425 for the quarter ended March 31, 2000 compared to $28,500 for the quarter ended March 31, 1999.

     The Company invested an additional $26,902 in oil and gas properties during the quarter ended March 31, 2000. Due to the limited number of wells drilled and limited production history, the present value of reserves cannot be reliably estimated. Therefore, $98,861 of impairment expense has been recorded to reduce the carrying value of these properties to known reserve value. The Company loaned $100,000 in March 2000 to an entity in which it acquired a 27% ownership interest in April 2000. This investment is expected to be involved in real estate development without requiring additional investment commitment from the Company.

Year 2000 Concerns

     The Company addressed the concerns of potential year 2000 computing problems and incurred no significant problems or costs as a result of this issue. The Company expects no additional problems from this issue in the future.

Forward Looking Statements

     Certain statements contained in this Report on Form 10-QSB, including statements of the Company's current expectations, intentions, plans and beliefs, and statements containing the words "believes," "anticipates," "estimates," "expects," or "may," are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

        None

Item 2. Changes in Securities.

        None

Item 3. Defaults Upon Senior Securities.

        None

Item 4. Submission of Matters to a Vote of Security Holders.

        None

Item 5. Other Information.

        None

Item 6. Exhibits and Reports on Form 8-K.

        (a)  Exhibits.  Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:
                February 9, 2000 reporting a change in certifying auditors. February 22, 2000 reporting acquisition of Omega International, Inc.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Empire Energy Corporation


                                   By:  /s/ Norman L. Peterson
                                        ----------------------------------------
                                            Norman L. Peterson
                                            President and Principal
                                            Executive Officer