Form 10QSB
period 2000-06-30
EMPIRE ENERGY CORP
filed 2000-08-23
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                  June 30, 2000

                             Commission File Number
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

        Yes  X  No


There were 13,443,387 shares of common stock $.001 par value outstanding as of July 31, 2000.

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

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)

BALANCE SHEET
June 30, 2000                                                       (Unaudited)
-------------                                                       -----------

ASSETS

Cash                                                                $   117,637
Account receivable - trade, no allowance deemed necessary                51,700
Inventory                                                               179,158
Prepaid expenses                                                          6,175
                                                                    -----------
      Total Current Assets                                              354,670
                                                                    -----------

Oil and gas properties, using full cost accounting:
        Properties being amortized                                      258,853
        Less accumulated depreciation, depletion,
          amortization and impairment                                  (218,093)
                                                                    -----------
                                                                         40,760
Furniture and Equipment, net of accumulated
         depreciation of $24,819                                        245,398
Other Assets:
          Deposits and prepayments                                       53,551
          Goodwill, Net of amortization of $1,160                       416,360
          Marketable securities                                          68,780
          Notes receivable from related companies                       107,244
                                                                    -----------
                                                                        645,935
                                                                    -----------
Total Assets                                                        $ 1,286,763
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
        Accounts payable and accrued liabilities                    $    95,446
        Notes payable                                                    63,732
        Customer prepayments                                            120,000
                                                                    -----------
            Total Current Liabilities                                   279,178
                                                                    -----------

Minority Interests                                                       90,350

Stockholders' Equity
        Common stock, authorized 50,000,000
         shares of $.001 par value, issued
         and outstanding 13,443,387                                      13,443
        Additional paid in capital                                    3,668,667
        Comprehensive income, marketable securities                     (12,417)
        Previous accumulated deficit                                 (1,867,999)
        Accumulated deficit during
         development stage                                             (884,459)
                                                                    -----------
Total Stockholders' Equity                                              917,235
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $ 1,286,763
                                                                    ===========


The accompanying notes are an integral part of these financial statements.

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month periods Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                             June 30,
                                                       2000            1999
                                                   ------------    ------------

Oil and gas sales                                  $    102,397    $       --
Computer service revenue                                  9,382            --
Interest Income                                           7,426            --
                                                   ------------    ------------
    Total Revenue                                       119,205            --

Expenses:
    Lease operating                                       4,427            --
    Depreciation, depletion, amortization and
      impairment                                         46,774            --
    Impairment on notes receivable                         --              --
    Interest                                              6,896           4,743
    General and administrative                          225,039         201,917
                                                   ------------    ------------
Loss before partial interests                          (163,931)       (206,660)

Unconsolidated equity interest                           (4,375)           --
Minority equity interests                                11,707            --
                                                   ------------    ------------
Loss before taxes and extraordinary item               (156,599)       (206,660)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net Loss                                           $   (156,599)   $   (206,660)
                                                   ============    ============

Basic loss per common share:                       $       (.01)   $       (.02)
                                                   ============    ============

Weighted average shares outstanding                  12,744,773      10,931,597
                                                   ============    ============



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------------------------------------------
For The Six Month periods Ended June 30, 2000 and 1999 and the Period from March 21, 1995
(inception) to June 30, 2000
----------------------------------------------------------------------------------------------

                                                          June 30,               Cumulative
                                                    2000            1999       Since Inception
                                                ------------    ------------   ---------------

Oil and gas sales                               $    224,450    $       --      $    293,851
Computer service revenue                               9,382            --             9,382
Interest Income                                        7,426            --             7,426
                                                ------------    ------------    ------------
         Total Revenue                               241,258            --           310,659

Expenses:
    Lease operating                                    6,459            --             7,559
    Depreciation, depletion, amortization and
      impairment                                     146,133            --           217,809
    Impairment on notes receivable                      --              --           147,500
    Interest                                          13,596           4,743          42,734
    General and administrative                       366,270         210,556       1,042,076
                                                ------------    ------------    ------------
Loss before partial interests                       (291,200)       (215,299)     (1,147,019)

Unconsolidated equity interest                        (4,375)           --            (4,375)
Minority equity interests                             11,707            --            11,707
                                                ------------    ------------    ------------
Loss before taxes and extraordinary item            (283,868)       (215,299)     (1,139,687)

Provision for income taxes                              --              --              (300)
                                                ------------    ------------    ------------

Loss before extraordinary item                      (283,868)       (215,299)     (1,139,987)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                    --              --           255,528
                                                ------------    ------------    ------------

Net Loss                                        $   (283,868)   $   (215,299)   $   (884,459)
                                                ============    ============    ============

Basic loss per common share:
  Loss before extraordinary item                $       (.02)   $       (.02)
  Extraordinary item                                    --              --
                                                ------------    ------------

Net loss per share                                      (.02)           (.02)
                                                ============    ============

Weighted average shares outstanding               12,200,378      10,931,597
                                                ============    ============




-----------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                            5

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------------------
For The Six month periods Ended June 30, 2000 and 1999 And The Period From March 21, 1995
(Inception) to June 30, 2000
-------------------------------------------------------------------------------------------------

                                                              June 30,
                                                     --------------------------     Cumulative
                                                         2000           1999      Since Inception
                                                     -----------    -----------   ---------------
Cash Flows From Operating:
  Net loss                                           $  (283,868)   $  (215,299)   $  (884,459)

  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Common stock issued for services                      --             --           49,069
      Stock based compensation for non-employee
          stock options granted                             --             --          128,701
      Depreciation, depletion, amortization and
          impairment                                     152,434           --          225,109
      Impairment of notes receivable                        --             --          147,500
      Minority and unconsolidated interests               (6,757)          --           (6,757)

Changes in Assets and Liabilities:
      Increase in accounts receivable                     (3,460)       (60,000)       (31,760)
      Increase in prepaid expenses                          --             --             --
      Increase (decrease) in accounts payable             16,725          3,766       (230,593)
                                                     -----------    -----------    -----------
Net Cash Used by Operating Activities                   (124,926)      (271,533)      (603,190)
                                                     -----------    -----------    -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                 (86,894)          --         (230,813)
      Purchase of furniture and equipment                   --           (1,701)        (9,675)
      Advances on notes receivable                          --             --         (147,500)
      Loans to related companies                        (107,094)          --         (108,094)
      Purchase of minority interests                      (4,525)          --           (4,525)
                                                     -----------    -----------    -----------
Net Cash Used in Investing Activities                   (198,513)        (1,701)      (500,607)
                                                     -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from note payable                              --             --          101,500
    Payment of note payable                                 --             --         (101,500)
    Proceeds from notes payable - related parties        (27,500)        36,500           --
    Proceeds from convertible debt                          --          350,000        500,000
    Proceeds from issuance of common stock               444,409        241,000        747,909
    Repurchase of common stock                           (26,475)          --          (26,475)
                                                     -----------    -----------    -----------
Net Cash Provided by Financing Activities                390,434        627,500      1,221,434
                                                     -----------    -----------    -----------
Net Increase in Cash                                      66,995        354,266        117,637
Cash, beginning                                           50,642          5,585           --
                                                     -----------    -----------    -----------
Cash, end                                            $   117,637    $   359,851    $   117,637
                                                     ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                $      --      $       100    $       300
    Interest paid                                          1,068           --            5,956

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock   $   342,500           --      $   500,000
        Conversion of accrued interest to common
         stock                                            24,591           --           24,591

------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                             6

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENT
JUNE 30, 2000 AND 1999


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

2. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at June 30, 2000 consist of installment loans related to the purchase of equipment, payable in monthly installments maturing over terms ranging from eighteen to sixty months

3. ACQUISITIONS

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ("Omega") for 560,000 shares of the Company's common stock.

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

On April 12, 2000 the Company acquired substantially all the assets of a marketing company for 562,150 shares of the Company's common stock. These financial statements consolidate the financial position and results of operations of both corporations since the date of acquisition. All intercompany items have been eliminated.

On June 20, 2000 the Company acquired a majority ownership interest in One E Group, Inc. in exchange for 700,000 shares of the Company's common stock. These financial statements consolidate the financial position and results of operations of both corporations since the date of acquisition. All intercompany items have been eliminated.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

     The Company had not engaged in any material operations or had any revenues from operations during recent years and through the first quarter of 1999. The Company's plan of operation since March 1999 and for the future 12 months is to continue to explore opportunities both domestically and internationally that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunities, the Company will issue shares of its common stock as the primary consideration for the participation in such opportunities.

     During July 1999 the Company entered into an agreement to participate in the development of oil and gas prospects in Overton County, Tennessee. An initial well was completed and began production October 4, 1999. To date seven additional wells have been drilled, of which three did not find commercial quantities of oil or gas. Three located commercial quantities of gas, however, the gas will not be produced until an adequate transportation facility is constructed. Three wells have been completed and have produced commercial quantities of oil. The Company, along with its co-participant in the exploration and development program continues to evaluate the exploration technology process for hydrocarbon location as well as various well completion techniques. Once criteria are met, and based on studies of seismic and geological information, the Company anticipates drilling additional wells on the currently leased properties during the next year as funding is obtained for this purpose.

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

During the quarter ended June 30, 2000, the company acquired the assets of a consumer marketing company, a majority interest in a computer services company and a minority interest in a land development company. These were acquired substantially by issuance of common stock and serve to diversify the company's investment opportunities.

Results of Operations

     The Company had no material business operations during 1998 and through March 31, 1999. During the nine months ended December 31, 1999, the Company raised $500,000 from the private placement of convertible subordinated debentures and has been searching for and evaluating both domestic and international opportunities. In addition, the Company raised $444,409 from the sale of common stock during the six months ending June 30, 2000.

     During the six months ended June 30, 2000, the Company generated $224,450 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $6,459 in lease operating expense related to these wells. The Company generated an operating loss of $229,996 from natural resources activities, including $146,132 in depletion and impairment expense from wells drilled and $301,856 in Company operating expenses and expenses of pursuing proposed projects. The Company had no revenue and generated a net loss of $215,299 during the six months ended June 30, 1999 after beginning operations in March 1999.

     During the quarter ended June 30, 2000, the Company generated $102,397 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $4,427 in lease operating expense related to these wells. The Company generated a net loss of $88,137 from natural resources activities, including $46,774 in depletion and impairment expense from wells drilled and $155,502 in Company operating expenses and expenses of pursuing proposed projects. During the quarter ended June 30, 1999, the Company had no revenue and generated a net loss of $206,660.

     The company acquired consumer marketing and computer services businesses during the quarter ended June 30, 2000. Activity of these businesses is in development stage and generated revenue of $9,382 and operating expenses of $77,357, primarily in payroll, facility and equipment charges.

Liquidity and Capital Resources

     On June 30, 2000, the Company had $169,337 in cash and accounts receivable, $95,446 in trade liabilities and a total of $63,732 in liabilities due under monthly installments. Net cash used in operating activities for the six months ended June 30, 2000 was $124,926 compared to $271,533 for the six months ended June 30, 1999. Net cash used in investing activities rose to $198,513 for the six months ended June 30, 2000 from $1701 for the six months ended June 30, 1999. Net cash provided by financing activities was $390,434 for the six months ended June 30, 2000 compared to $627,500 for the six months ended June 30, 1999.

     The Company invested an additional $114,933 in oil and gas properties during the six months ended June 30, 2000. Due to the limited number of wells drilled and limited production history, the present value of reserves cannot be reliably estimated. Therefore, $146,133 of impairment expense has been recorded to reduce the carrying value of these completed properties to known reserve value. The Company loaned $100,000 in March 2000 to an entity in which it acquired a 39% ownership interest in April 2000. This investment is expected to be involved in real estate development without requiring additional investment commitment from the Company.

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

     (b) Reports on Form 8-K: None

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Empire Energy Corporation


                                           By: /s/ Norman L. Peterson
                                           --------------------------
                                           Norman L. Peterson
                                           President and Principal
                                           Executive Officer

                                  EXHIBIT INDEX

EXHIBIT                                              METHOD OF FILING
-------                                        -----------------------------
  27.    FINANCIAL DATA SCHEDULE               Filed herewith electronically