Form 10QSB
period 2000-09-30
EMPIRE ENERGY CORP
filed 2000-11-13
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2000

                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION

                 (Name of small business issuer in its charter)

              Utah                                            87-0401761
   -----------------------------                          --------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                        Identification number)

    11011 King Street, Suite 260                                 66210
          Overland Park, KS                                    ----------
---------------------------------------                        (Zip Code)
(Address of Principal Executive offices)


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

        Yes  X  No
           -----  -----

There were 12,962,062 shares of common stock $.001 par value outstanding as of Oct. 31, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    -----

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


                                                                   September 30,
                                                                        2000
                                                                    (Unaudited)

ASSETS

Cash                                                                $    47,368
Account receivable - trade, no allowance deemed necessary                39,500
Inventory                                                               179,158
                                                                    -----------
      Total Current Assets                                              266,026
                                                                    -----------

Oil and gas properties, using full cost accounting:
        Properties being amortized                                      334,953
        Less accumulated depreciation, depletion,
          amortization and impairment                                  (334,953)
                                                                    -----------

Furniture and Equipment, net of accumulated
         depreciation of $8,777                                          65,443
Other Assets:
          Marketable securities                                          59,291
          Notes receivable from related companies                       109,594
                                                                    -----------
                                                                        168,885
Total Assets                                                        $   500,354
                                                                    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
        Accounts payable and accrued liabilities                    $       884
        Subordinated debentures                                          20,000
        Notes payable to related companies                               22,500
                                                                    -----------
            Total Current Liabilities                                    43,384
                                                                    -----------

Stockholders' Equity
        Common stock, authorized 50,000,000
         shares of $.001 par value, issued
         and outstanding 13,712,062                                      13,712
        Additional paid in capital                                    3,912,065
        Common stock held in treasury, 750,000 shares                  (412,500)
        Comprehensive income, marketable securities                     (21,906)
        Previous accumulated deficit                                 (1,867,999)
        Accumulated deficit during
         development stage                                           (1,166,402)
                                                                    -----------
Total Stockholders' Equity                                              456,970
                                                                    -----------
Total Liabilities and Stockholders' Equity                          $   500,354
                                                                    ===========



   The accompanying notes are an integral part of these financial statements.

EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month periods Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                            September 30,
                                                           2000           1999
                                                   ------------    -----------

Oil and gas sales                                  $    190,376    $       --
Interest Income                                           2,847            --
                                                   ------------    -----------
    Total Revenue                                       193,223            --

Expenses:
    Lease operating                                       1,942            --
    Depreciation, depletion, amortization and
      impairment                                        116,860            --
    Impairment on notes receivable                         --              --
    Interest                                              4,200           9,968
    General and administrative                          160,106         156,887
                                                   ------------    ------------
Loss before discontinued interests                      (89,885)       (166,855)

Loss on discontinued operations                        (121,748)           --
Loss on sale of subsidiary                              (70,310)           --
                                                   ------------    ------------
Loss before taxes and extraordinary item               (281,943)       (166,855)

Provision for income taxes                                 --              --
                                                   ------------    ------------

Net Loss                                           $   (281,943)   $   (166,855)
                                                   ============    ============

Basic loss per common share:                       $       (.02)   $       (.01)
                                                   ============    ============

Weighted average shares outstanding                  13,697,839      11,491,597
                                                   ============    ============


EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------------------------
For The Nine Month periods Ended September 30, 2000 and 1999 and the Period from
March 21, 1995 (inception) to September 30, 2000
-----------------------------------------------------------------------------------------------

                                                           September 30,          Cumulative
                                                        2000            1999    Since Inception
                                                ------------    ------------    ---------------

Oil and gas sales                               $    414,826    $       --      $    484,226
Interest Income                                       10,273            --            10,273
                                                ------------    ------------    ------------
         Total Revenue                               425,099            --           494,499

Expenses:
    Lease operating                                    8,401            --             9,501
    Depreciation, depletion, amortization and
      impairment                                     262,993            --           334,953
    Impairment on notes receivable                      --              --           147,500
    Interest                                          18,684          14,711          47,822
    General and administrative                       493,923         367,444       1,169,444
                                                ------------    ------------    ------------
Loss before partial interests                       (358,902)       (382,155)     (1,214,721)

Unconsolidated equity interest                        (4,375)           --            (4,375)
Loss on discontinued operations                     (132,224)           --          (132,224)
Loss on sale of subsidiary                           (70,310)           --           (70,310)
                                                ------------    ------------    ------------
Loss before taxes and extraordinary item            (565,811)       (382,155)     (1,421,630)

Provision for income taxes                              --              --              (300)
                                                ------------    ------------    ------------

Loss before extraordinary item                      (565,811)       (382,155)     (1,421,930)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                    --              --           255,528
                                                ------------    ------------    ------------

Net Loss                                        $   (565,811)   $   (382,155)   $ (1,166,402)
                                                ============    ============    ============

Basic loss per common share:
  Loss before extraordinary item                $       (.04)   $       (.03)
  Extraordinary item                                    --              --
                                                ------------    ------------

Net loss per share                                      (.04)           (.03)
                                                ============    ============

Weighted average shares outstanding               12,698,347      11,491,597
                                                ============    ============




---------------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------------------------------------------------------
For The Nine month periods Ended September 30, 2000 and 1999 And The Period From March 21, 1995 (Inception) to September 30, 2000
---------------------------------------------------------------------------------------------------------------------------------

                                                             September 30,
                                                     --------------------------     Cumulative
                                                         2000           1999      Since Inception
                                                     -----------     ----------   ---------------

Cash Flows From Operating:
  Net loss                                           $  (565,811)   $  (382,155)   $(1,166,402)

  Adjustments  to  reconcile net  loss  to  net
  cash  provided  by  operating activities:
      Common stock issued for expenses                    38,030           --           87,099
      Stock based compensation for non-employee
          stock options granted                             --             --          128,701
      Depreciation, depletion, amortization and
          impairment                                     271,055            192        343,730
      Impairment of notes receivable                        --             --          147,500
      Loss on sale of subsidiary                         202,534           --          202,534
      Minority and unconsolidated interests                4,375           --            4,375

Changes in Assets and Liabilities:
      Increase in accounts receivable                    (10,200)          --          (39,500)
      Increase in prepaid expenses                          --             --             --
      Increase in accounts payable                        (4,766)        13,734       (252,083)
                                                     -----------    -----------    -----------
Net Cash Used by Operating Activities                    (64,783)      (368,229)      (544,046)
                                                     -----------    -----------    -----------
Cash Flows From Investing Activities:
      Purchase of oil and gas properties                (162,994)       (77,697)      (306,913)
      Purchase of furniture and equipment                 (2,137)        (5,544)       (11,813)
      Advances on notes receivable                          --         (135,000)      (147,500)
      Loans to related companies                        (109,594)          --         (109,594)
      Purchase of minority interests                      (4,375)          --           (4,375)
                                                     -----------    -----------    -----------
Net Cash Used in Investing Activities                   (279,100)      (218,241)      (580,195)
                                                     -----------    -----------    -----------
Cash Flows From Financing Activities:
    Proceeds from note payable                              --             --          101,500
    Payment of note payable                              (61,816)          --         (163,316)
    Proceeds from notes payable - related parties         22,500         59,500         50,000
    Proceeds from convertible debt                        20,000        500,000        520,000
    Proceeds from issuance of common stock               386,400        241,000        689,900
    Repurchase of common stock                           (26,475)          --          (26,475)
                                                     -----------    -----------    -----------
Net Cash Provided by Financing Activities                340,609        800,500      1,171,609
                                                     -----------    -----------    -----------
Net Increase in Cash                                      (3,274)       214,030         47,368
Cash, beginning                                           50,642          5,585           --
                                                     -----------    -----------    -----------
Cash, end                                            $    47,368    $   219,615    $    47,368
                                                     ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                $      --      $       100    $       300
    Interest paid                                         16,068           --           20,956

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock   $   342,500           --      $   500,000
        including accrued interest of                     24,591           --           24,591

---------------------------------------------------------------------------------------------------------------------------------
                  The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2000 AND 1999


1. INTERIM REPORTING - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB at December 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable at September 30, 2000 consist of a demand loan owed to a major shareholder with a current balance of $22,500 accruing interest at ten percent per annum. A limited number of Convertible subordinated debentures, totaling $20,000, were issued in conjunction with a proposed transaction that was not completed. The debentures accrue interest at a rate of twelve percent per annum, mature on August 31, 2001 and can be converted to common stock on the basis of $2.00 per share.


3.  ACQUISITIONS

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ("Omega") for 560,000 shares of the Company's common stock. Omega is focused on business opportunities in Africa, primarily the purchase and resale of minerals in Ghana. The Company and Omega were related through common ownership prior to the acquisition and therefore, the transaction was accounted for in a manner similar to a pooling of interests and all assets and liabilities will be recorded at cost. These financial statements consolidate the financial position and results of operations of both corporations, including prior periods presented. All intercompany items have been eliminated.

On April 12, 2000 the Company acquired substantially all the assets of Talisman marketing, Inc., a marketing company, for 562,150 shares of the Company's common stock. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated.

On June 20, 2000 the Company acquired a majority ownership interest in One E Group, Inc. in exchange for a total of 846,667 shares of the Company's common stock. In August 2000, One E Group, Inc. lost the services of critical personnel and key proposed contracts. As a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities. Subsequently, the Company sold its investment in One E Group and any claims the Company may have against the sellers of that investment to a major Empire shareholder and received 750,000 shares of Empire common stock in payment. The reacquired Empire stock is reflected as treasury stock on the balance sheet and the net loss from the discontinued operations of the subsidiary and the loss from the purchase and sale of the stock in the subsidiary are stated separately from operating results in the statement of income.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     General

     The Company began to actively explore investment opportunities in March 1999. Plans for the future 12 months are to continue to explore opportunities in the energy market, both domestically and internationally, that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunities, the Company will issue shares of its common stock as the primary consideration for the participation in such opportunities.

     During recent months the Company has identified opportunities and made progress toward their exploitation. A subsidiary of the Company has become legally qualified to do business with the government of Nicaragua and is positioned to bid or negotiate to acquire development rights to explore for oil and gas in that country.

     The Company continues to search for production or exploration companies with existing reserves and production to which the Company can add value through investment, combination or joint venture. The Company presently has an agreement in principle to combine with Commonwealth Energy Corp. and a contract is under negotiation.

     The Company continues oil and gas development and production in Overton County, Tennessee. Since the Company began participation in this development, eleven wells have been drilled. Four wells did not find commercial quantities of oil or gas. Four wells located commercial quantities of gas that will be produced when an adequate transportation facility is constructed. Three wells have been completed and have produced commercial quantities of oil. The Company and its co-participant in the exploration and development program continue to evaluate and refine the exploration technology process for hydrocarbon location and various well completion techniques. During the next year, as appropriate sites are identified, based on studies of seismic and geological information, the Company anticipates drilling additional wells on the currently leased properties.

     During the next 12 months, the Company's cash requirements will be for these drilling and production activities and for expenses associated with searching for, investigating and pursuing other potential oil and gas opportunities. Necessary funding may be provided by operating revenue, sales of equity or a combination thereof. Because the Company has not identified all opportunities that may arise or the timing of those opportunities, it cannot predict the total amount of such cash needs. As of the date of this report, the Company has no specific capital commitments.


Results of Operations

     During the nine months ended September 30, 2000, the Company generated $414,826 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $8,401 in lease operating expense related to these wells. The Company generated an operating loss of $358,902 from exploration and production activities, including $262,993 in depletion and impairment expense from wells drilled and $493,923 in Company operating expenses and expenses of pursuing proposed projects. The Company had no revenue and generated a net loss of $382,155 during the nine months ended September 30, 1999 after beginning operations in March 1999.

     During the quarter ended September 30, 2000, the Company generated $190,376 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $1,942 in lease operating expense related to these wells. The Company generated a net loss of $89,885 from exploration and production activities, including $116,860 in depletion and impairment expense from wells drilled and $160,106 in Company operating expenses and expenses of pursuing proposed projects. During the quarter ended September 30, 1999, the Company had no revenue and generated a net loss of $166,855.

     The Company has primarily financed activities to date with a total of $1,189,900 raised from the private placement sales of common stock and from the private placement sales of convertible subordinated debentures which have since been converted to common stock.

Liquidity and Capital Resources

     On September 30, 2000, the Company had $86,868 in cash and accounts receivable and a total of $43,384 in current liabilities, primarily to related parties. Net cash used in operating activities for the nine months ended September 30, 2000 was $64,783 compared to $368,229 for the nine months ended September 30, 1999. Net cash used in investing activities rose to $279,100 for the nine months ended September 30, 2000 from $218,241 for the nine months ended September 30, 1999. Net cash provided by financing activities was $340,609 for the nine months ended September 30, 2000 compared to $800,500 for the nine months ended September 30, 1999.

     The Company invested $191,034 in oil and gas properties during the nine months ended September 30, 2000 in addition to $143,919 invested in oil and gas wells in 1999. Due to the fractured nature of the reservoirs and limited production history, capacity of the reservoirs and thus the present value of reserves cannot be reliably estimated. Therefore, $271,055 of depletion and impairment expense has been recorded to reduce the balance sheet carrying value of these completed properties to known reserve value. In addition, the Company loaned $100,000 to an entity in which it has a 39% ownership interest. This entity is involved in real estate development without requiring additional investment commitment from the Company.

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

     (b) Reports on Form 8-K: 11/1/00 Reporting possible acquisition

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Empire Energy Corporation


                                   By:  /s/  Norman L. Peterson
                                      ---------------------------------
                                             Norman L. Peterson
                                             President and Principal
                                             Executive Officer