Form 10QSB/A
period 2000-06-30
EMPIRE ENERGY CORP
filed 2001-01-22
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A
                                  Amendment #1

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

                       7500 College Boulevard, Suite 1215
                             Overland Park, KS 66210
                     --------------------------------------
                    (Address of Principal Executive offices)

                          11011 King Street, Suite 260
                             Overland Park, KS 66210
                  ---------------------------------------------
                 (Address of Former Principal Executive offices)

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

        Yes  X  No
           -----  -----
There were 13,712,062 shares of common stock $.001 par value outstanding as of July 31, 2000.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    -----

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



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
                                                         June 30, 2000  Dec 31, 1999
------------------------------------------------------------------------------------
                                                            (Unaudited)

     ASSETS

Cash                                                      $   117,637    $    50,642
Account receivable-trade, no allowance deemed necessary        51,700         29,300
Inventory                                                     179,158           --
Prepaid expenses                                                6,175           --
                                                          -----------    -----------
      Total Current Assets                                    354,670         79,942
                                                          -----------    -----------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                 258,853        143,919
   Less accumulated depreciation, depletion,
     amortization and impairment                             (218,093)       (71,960)
                                                          -----------    -----------
                                                               40,760         71,959
Furniture and Equipment, net of accumulated
    depreciation of $24,819 and $715                          245,398          8,960

Other Assets:
     Deposits                                                  53,551           --
     Goodwill, Net of amortization of $1,160
       and impairment of $225,997                             357,736           --
     Marketable securities                                     68,780           --
     Notes receivable from related companies                  107,244           --
                                                          -----------    -----------
                                                              587,311           --
                                                          -----------    -----------
Total Assets                                              $ 1,228,139    $   160,861
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFIFIT)

Liabilities:
   Accounts payable and accrued liabilities               $    95,446    $    24,035
   Current portion of long-term debt                           12,750           --
   Notes payable - related parties                               --           27,500
   Convertible debentures                                        --          342,500
   Customer prepayments                                       120,000           --
                                                          -----------    -----------
            Total Current Liabilities                         228,196        394,035
                                                          -----------    -----------

Long-term debt, less current portion                           50,982           --

Minority Interests                                             99,300           --

Stockholders' Equity (Deficit)
   Common stock, authorized 50,000,000
     shares of $.001 par value, issued and
     outstanding 13,590,062 and 11,668,917                     13,590         11,668
   Additional paid in capital                               3,826,943      2,223,748
   Accumulated Comprehensive income,
     marketable securities                                    (12,417)          --
   Previous accumulated deficit                            (1,867,999)    (1,867,999)
   Accumulated deficit during
     development stage                                     (1,110,456)      (600,591)
                                                          -----------    -----------
Total Stockholders' Equity (Deficit)                          849,661       (233,174)
                                                          -----------    -----------
Total Liabilities and Stockholders' Equity(Deficit)       $ 1,228,139    $   160,861
                                                          ===========    ===========


     The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month periods Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                              June 30,
                                                       2000            1999
                                                   ------------    ------------
Revenues:
    Oil and gas sales                              $    102,397    $       --
    Computer service revenue                              9,382            --
    Interest Income                                       8,418            --
                                                   ------------    ------------
        Total Revenue                                   120,197            --

Expenses:
    Lease operating                                       4,427            --
    Depreciation, depletion, amortization and
      impairment                                         46,774            --
    Interest                                                286           4,743
    General and administrative                          186,196         201,917
                                                   ------------    ------------
Loss before partial interests                          (117,486)       (206,660)

Loss from equity investment                              (4,375)           --
Minority equity interests                                11,707            --
                                                   ------------    ------------
Loss from continuing operations                        (110,154)       (206,660)

Loss from discontinued operations of marketing
   company and impairment of goodwill                  (272,442)           --
                                                   ------------    ------------

Net Loss                                           $   (382,596)   $   (206,660)
                                                   ============    ============

Loss per share:
 Loss from continuing operations                   $       (.01)   $       (.02)
 Loss from discontinued operations                         (.02)           --
                                                   ------------    ------------
Basic loss per common share:                       $       (.03)   $       (.02)
                                                   ============    ============

Weighted average shares outstanding                  12,744,773      10,931,597
                                                   ============    ============


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




EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
----------------------------------------------------------------------------------------------
For The Six Month  periods Ended June 30, 2000 and 1999 and the Period from
March 21, 1995 (inception) to June 30, 2000
----------------------------------------------------------------------------------------------

                                                            June 30,              Cumulative
                                                     2000            1999      Since Inception
                                                 ------------    ------------    ------------
Revenues:
    Oil and gas sales                            $    224,450    $       --      $    293,851
    Computer service revenue                            9,382            --             9,382
    Interest Income                                     8,418            --             8,418
                                                 ------------    ------------    ------------
          Total Revenue                               242,250            --           311,651

Expenses:
    Lease operating                                     6,459            --             7,559
    Depreciation, depletion, amortization and
      impairment                                      146,133            --           217,809
    Impairment on notes receivable                       --              --           147,500
    Interest                                            6,986           4,743          36,124
    General and administrative                        327,427         210,556       1,003,233
                                                 ------------    ------------    ------------
Loss before partial interests                        (244,755)       (215,299)     (1,100,574)

Loss from equity investment                            (4,375)           --            (4,375)
Minority equity interests                              11,707            --            11,707
                                                 ------------    ------------    ------------
Operating loss                                       (237,423)       (215,299)     (1,093,242)

Provision for income taxes                               --              --              (300)
                                                 ------------    ------------    ------------
Loss from continuing operations                      (237,423)       (215,299)     (1,093,542)

Loss from discontinued operations of marketing
    company including impairment of goodwill         (272,442)           --          (272,442)
                                                 ------------    ------------    ------------
Loss before extraordinary item                       (509,865)       (215,299)     (1,365,984)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                     --              --           255,528
                                                 ------------    ------------    ------------

Net Loss                                         $   (509,865)   $   (215,299)   $ (1,110,456)
                                                 ============    ============    ============

Basic loss per common share:
  Loss from continuing operations                $       (.02)   $       (.02)   $       (.28)
  Loss from discontinued operations                      (.02)           --              (.06)
  Extraordinary item                                     --              --               .06
                                                 ------------    ------------    ------------
Net loss per share                               $       (.04)   $       (.02)   $       (.28)
                                                 ============    ============    ============

Weighted average shares outstanding                12,200,378      10,931,597       3,960,602
                                                 ============    ============    ============


----------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
For The Six month periods Ended June 30, 2000 and 1999 And The Period From March 21, 1995 (Inception) to June 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                    June 30,
                                                          --------------------------     Cumulative
                                                              2000           1999     Since Inception
                                                          -----------    -----------    -----------

Cash Flows From Operating:
  Net loss                                                $  (509,865)   $  (215,299)   $(1,110,456)

  Adjustments  to  reconcile  net loss to net cash
     provided  by  operating activities:
      Common stock issued for expenses                           --             --           49,069
      Stock based compensation for non-employee
          stock options granted                                  --             --          128,701
      Depreciation, depletion, amortization and
          impairment of oil and gas properties                171,727           --          244,403
      Impairment of notes receivable                             --             --          147,500
      Minority interests                                      (11,707)          --          (11,707)
      Impairment of goodwill in discontinued operations       225,997           --          225,997

  Changes in Assets and Liabilities:
      Increase in accounts receivable                          (3,460)       (60,000)       (31,760)
      Increase (decrease) in accounts payable                  50,505          3,766       (196,813)
                                                          -----------    -----------    -----------
Net Cash Used by Operating Activities                         (76,803)      (271,533)      (555,066)
                                                          -----------    -----------    -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                      (86,894)          --         (230,814)
      Purchase of furniture and equipment                        --           (1,701)        (9,675)
      Advances on notes receivable                               --             --         (147,500)
      Loans to related companies                             (107,244)          --         (108,244)
      Cash received in acquisition                             75,467           --           75,467
                                                          -----------    -----------    -----------
Net Cash Used in Investing Activities                        (118,671)        (1,701)      (420,766)
                                                          -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from note payable                                   --             --          101,500
    Payment on note payable                                      --             --         (101,500)
    Proceeds(payments) on notes payable-related parties       (27,500)        36,500           --
    Proceeds from convertible debt                               --          350,000        500,000
    Proceeds from issuance of common stock                    316,400        241,000        619,900
    Repurchase of common stock                                (26,431)          --          (26,431)
                                                          -----------    -----------    -----------
Net Cash Provided by Financing Activities                     262,469        627,500      1,093,469
                                                          -----------    -----------    -----------
Net Increase in Cash                                           66,995        354,266        117,637
Cash, beginning                                                50,642          5,585           --
                                                          -----------    -----------    -----------
Cash, end                                                 $   117,637    $   359,851    $   117,637
                                                          ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                     $      --      $       100    $       300
    Interest paid                                               1,068           --            5,956

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock        $   342,500           --      $   500,000
        including accrued interest of                          24,591           --           24,591
    Net assets acquired for stock                             920,016           --          920,016
    Stock issued for oil and gas properties                    28,040           --           28,040
    Other comprehensive loss, marketable securities            12,417           --           12,417


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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.

2. ACCOUNTING PROCEDURES AND POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Empire Energy Corporation and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Inventories

Inventories are stated at the lower of cost or market; cost being determined principally by the use of the average-cost method, which approximates the first-in, first-out method.

Goodwill

The excess of the purchase price over net assets acquired for businesses purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 15 years.

Impairment of long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows.

Investments

Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a component of comprehensive income, net of applicable income taxes. Cost of securities sold is recognized using the specific identification method.

The company accounts for its 39% investment in a real estate development company under the equity method. At June 30, 2000 the company's $4,375 investment has been reduced to zero due to operating losses incurred by that entity.

3. Marketable Securities

                                                     June 30, 2000
                                                     -------------
     Marketable equity securities, at cost             $   81,197
     Unrealized holding loss                              (12,417)
                                                       ----------
     Investment Securities                             $   68,780
                                                       ==========

4. NOTES PAYABLE

Notes payable at June 30, 2000 consist of installment loans related to the purchase of equipment, payable in monthly installments maturing over terms ranging from eighteen to sixty months

5. ACQUISITIONS

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

On April 12, 2000 the Company acquired substantially all the assets of a marketing company for 562,150 shares of the Company's common stock. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. This marketing activity has become inactive so is recorded in the accompanying financial statements as discontinued operations and asset values have been impaired to reflect estimated realizable value.

On June 20, 2000 the Company acquired a majority ownership interest in One E Group, Inc. in exchange for 846,667 shares of the Company's common stock. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated.

The following is a summary of the second quarter acquisitions:

                                         Marketing        One E
                                          Company         Group         Total
                                         ---------      ----------     --------
     Net Assets Acquired                 $  59,013      $ 276,111     $ 335,124

     Estimated fair value of 1,408,825
       shares of common stock issued
       in consideration                    285,010        635,006       920,016
                                         ---------      ---------     ---------
     Excess of the purchase price
       over the assets acquired          $ 225,997      $ 358,895     $ 584,892
                                         =========      =========     =========

No pro forma results of operations are presented as if the acquisitions had taken place at January 1, 2000, as the operations are immaterial to the June 30, 2000 financial statements.

6. Note Receivable

The company has a $100,000 demand note receivable from an entity in which the company has a 39% interest. The note bears interest at 10% and is due on demand.

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

Results of Operations

The Company had no material business operations during the previous calendar year and through March 31, 1999. During the nine months ended December 31, 1999, the Company raised $500,000 from the private placement of convertible subordinated debentures and has been searching for and evaluating both domestic and international opportunities. In addition, the Company raised $316,400 from the sale of common stock and the exercise of options during the six months ending June 30, 2000.

During the six months ended June 30, 2000, the Company generated $224,450 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $6,459 in lease operating expense related to these wells. The Company generated an operating loss of $229,998 from natural resources activities, including $146,133 in depletion and impairment expense from wells drilled and $301,856 in Company operating expenses and expenses of pursuing proposed projects. The Company had no revenue and generated a net loss of $215,299 during the six months ended June 30, 1999 after beginning operations in March 1999.

During the quarter ended June 30, 2000, the Company generated $102,397 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $4,427 in lease operating expense related to these wells. The Company generated a net loss of $102,729 from natural resources activities, including $47,272 in depletion and impairment expense from wells drilled and $153,427 in Company operating expenses and expenses of pursuing proposed projects. During the quarter ended June 30, 1999, the Company had no revenue and generated a net loss of $206,660.

The company acquired consumer marketing and computer services businesses during the quarter ended June 30, 2000. The marketing company became inactive so expenses incurred of $46,445 are reflected as discontinued operations along with goodwill impairment expense of $225,997. Activity of the computer services business is in development stage and generated revenue of $9,382 and operating expenses of $32,769, primarily in payroll, facility and equipment charges.

Liquidity and Capital Resources

On June 30, 2000, the Company had $169,337 in cash and accounts receivable, $95,446 in trade liabilities and a total of $63,732 in liabilities due under monthly installments. Net cash used in operating activities for the six months ended June 30, 2000 was $76,803 compared to $271,533 for the six months ended June 30, 1999. Net cash used in investing activities rose to $118,671 for the six months ended June 30, 2000 from $1,701 for the six months ended June 30, 1999. Net cash provided by financing activities was $262,469 for the six months ended June 30, 2000 compared to $627,500 for the six months ended June 30, 1999.

The Company invested an additional $86,894, plus 14,020 shares of common stock valued at $28,040, in oil and gas properties during the six months ended June 30, 2000, a total for twelve months of $258,853. Due to the limited number of wells drilled and limited production history, the present value of reserves cannot be reliably estimated. Therefore, $146,133 of impairment expense has been recorded during the six month period to reduce the carrying value of these completed properties to known reserve value. In addition, the Company loaned $100,000 to an entity in which it has a 39% ownership interest. This investment is expected to be involved in real estate development without requiring additional investment commitment from the Company.

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