Form 10QSB/A
period 2000-09-30
EMPIRE ENERGY CORP
filed 2001-01-22
CIK 788206

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

                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION

                 (Name of small business issuer in its charter)

             Utah                                               87-0401761
-------------------------------                               ---------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)

                       7500 College Boulevard, Suite 1215
                             Overland Park, KS 66210
                    (Address of Principal Executive offices)

                          11011 King Street, Suite 260
                             Overland Park, KS 66210
                 (Address of Former Principal Executive offices)

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



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
---------------------------------------------------------------------------------------------
                                                             Sept 30, 2000       Dec 31, 1999
---------------------------------------------------------------------------------------------
                                                               (Unaudited)
ASSETS
Cash                                                           $    46,368       $    50,642
Account receivable-trade, no allowance deemed necessary             40,500            29,300
Inventory                                                          179,158              --
                                                               -----------       -----------
      Total Current Assets                                         266,026            79,942
                                                               -----------       -----------

Oil and gas properties, using full cost accounting:
   Properties being amortized                                      334,953           143,919
   Less accumulated depreciation, depletion,
     amortization and impairment                                  (334,953)          (71,960)
                                                               -----------       -----------
                                                                      --              71,959
Furniture and Equipment, net of accumulated
    depreciation of $8,777 and $715                                 65,443             8,960

Other Assets:
     Marketable securities                                          59,291              --
     Notes receivable from related companies                       109,595              --
                                                               -----------       -----------
                                                                   168,886              --
                                                               -----------       -----------
Total Assets                                                   $   500,355       $   160,861
                                                               ===========       ===========


LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Accounts payable and accrued liabilities                    $       885       $    24,035
   Subordinated debentures                                          20,000           342,500
   Notes payable to related companies                               22,500            27,500
                                                               -----------       -----------
            Total Current Liabilities                               43,385           394,035
                                                               -----------       -----------

Stockholders' Equity (Deficit)
   Common stock, authorized 50,000,000
     shares of $.001 par value, issued and
     outstanding 13,712,062 and 11,668,917                          13,712            11,668
   Additional paid in capital                                    3,923,776         2,223,748
   Common stock held in treasury, 750,000 shares                  (562,500)             --
   Accumulated comprehensive income,
     marketable securities                                         (21,906)             --
   Previous accumulated deficit                                 (1,867,999)       (1,867,999)
   Accumulated deficit during
     development stage                                          (1,028,113)         (600,591)
                                                               -----------       -----------
Total Stockholders' Equity (Deficit)                               456,970          (233,174)
                                                               -----------       -----------
Total Liabilities and Stockholders' Equity(Deficit)            $   500,355       $   160,861
                                                               ===========       ===========


The accompanying notes are an integral part of these financial statements.

                                       3

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month periods Ended September 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                          September 30,
                                                       2000            1999
                                                   ------------    ------------
Revenues:
    Oil and gas sales                              $    190,376    $       --
    Interest Income                                       2,848            --
                                                   ------------    ------------
        Total Revenue                                   193,224            --

Expenses:
    Lease operating                                       1,942            --
    Depreciation, depletion, amortization and
      impairment                                        116,860            --
    Interest                                                395           9,968
    General and administrative                          133,915         156,887
                                                   ------------    ------------
Loss from continuing operations                         (59,888)       (166,855)

Loss from discontinued operations and
    impairment of goodwill                             (131,844)           --
Gain from sale of subsidiary                            274,075            --
                                                   ------------    ------------

Net Income (Loss)                                  $     82,343    $   (166,855)
                                                   ============    ============
Income (Loss) per share:
 Loss from continuing operations                   $       (.00)   $       (.01)
 Loss from discontinued operations                         (.01)           --
 Gain on sale of subsidiary                                 .02            --
                                                   ------------    ------------
Basic income (loss) per common share:              $        .01    $       (.01)
                                                   ============    ============
Weighted average shares outstanding                  13,697,839      11,491,597
                                                   ============    ============

Fully diluted income (loss) per common share:      $        .01
Fully diluted weighted average shares outstanding    14,422,339
                                                   ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------
For The Nine Month periods Ended September 30, 2000 and 1999 and the Period from March 21,
  1995 (inception) to September 30, 2000
--------------------------------------------------------------------------------------------

                                                        September 30,           Cumulative
                                                    2000             1999     Since Inception
                                                ------------    ------------  ---------------
Revenues:
    Oil and gas sales                           $    414,826    $       --      $    484,227
    Computer service revenue                           9,382            --             9,382
    Interest Income                                   11,266            --            11,266
                                                ------------    ------------    ------------
         Total Revenue                               435,474            --           504,875

Expenses:
    Lease operating                                    8,401            --             9,501
    Depreciation, depletion, amortization and
      impairment of oil and gas properties           262,993            --           335,338
    Impairment on notes receivable                      --              --           147,500
    Interest                                           7,381          14,711          36,519
    General and administrative                       461,342         367,444       1,136,479
                                                ------------    ------------    ------------
Operating loss                                      (304,643)       (382,155)     (1,160,462)

Loss from equity investment                           (4,375)           --            (4,375)
                                                ------------    ------------    ------------
Loss before income taxes                            (309,018)       (382,155)     (1,164,837)

Provision for income taxes                              --              --              (300)
                                                ------------    ------------    ------------

Loss from continuing operations                     (309,018)       (382,155)     (1,165,137)

Loss from discontinued operations including
    impairment of goodwill                          (392,579)           --          (392,579)
Gain from sale of subsidiary                         274,075            --           274,075
                                                ------------    ------------    ------------
Loss before taxes and extraordinary item            (427,522)       (382,155)     (1,283,641)

Extraordinary item - gain on restructuring of
    debt, net of taxes                                  --              --           255,528
                                                ------------    ------------    ------------

Net Loss                                        $   (427,522)   $   (382,155)   $ (1,028,113)
                                                ============    ============    ============

Basic loss per common share:
  Loss from continuing operations               $       (.02)   $       (.03)   $       (.27)
  Loss from discontinued operations                     (.03)           --              (.08)
  Gain on sale of subsidiary                             .02            --               .06
  Extraordinary item                                    --              --               .06
                                                ------------    ------------    ------------
Net loss per share                                      (.03)           (.03)           (.23)
                                                ============    ============    ============

Weighted average shares outstanding               12,439,504      11,491,597       4,397,823
                                                ============    ============    ============


--------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

                                       5


EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------------------------------
For The Nine month periods Ended September 30, 2000 and 1999 And The Period From March 21, 1995 (Inception)
  to September 30, 2000
--------------------------------------------------------------------------------------------------------------

                                                                          September 30,
                                                                    -------------------------      Cumulative
                                                                        2000          1999       Since Inception
                                                                    -----------    ----------    ---------------
Cash Flows From Operating:
  Net loss                                                          $  (427,522)   $  (382,155)   $(1,028,113)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Common stock issued for expenses                                   26,955           --           76,024
      Stock based compensation for non-employee
          stock options granted                                            --             --          128,701
      Depreciation, depletion, amortization and
          impairment                                                    307,573            192        380,247
      Impairment of notes receivable                                       --             --          147,500
      Discontinued operations
       Impairment of goodwill                                           225,997           --          225,997
       Minority income                                                  (55,690)          --          (55,690)
       Gain on transfer of assets                                        (8,759)          --           (8,759)
       Decrease in deposits                                              53,551           --           53,551
      Gain from sale of subsidiary                                     (274,075)          --         (274,075)

Changes in Assets and Liabilities:
      Decrease(Increase) in accounts receivable                           7,740           --          (20,560)
      Decrease in prepaid expenses                                        6,175           --            6,175
      Increase(Decrease) in accounts payable
          and customer deposits                                         (42,179)        13,734       (289,497)
                                                                    -----------    -----------    -----------
Net Cash Used by Operating Activities                                  (180,234)      (368,229)      (658,499)
                                                                    -----------    -----------    -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                               (162,994)       (77,697)      (306,913)
      Purchase of furniture and equipment                                (2,137)        (5,544)       (11,811)
      Advances on notes receivable                                         --         (135,000)      (147,500)
      Loans to related companies                                       (109,595)          --         (110,595)
      Net Cash received in acquisition                                   74,452           --           74,452
                                                                    -----------    -----------    -----------
Net Cash Used in Investing Activities                                  (200,274)      (218,241)      (502,367)
                                                                    -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from notes payable                                            --             --          101,500
    Payment of notes payable                                             (3,735)          --         (105,235)
    Proceeds from notes payable - related parties                          --           59,500         27,500
    Proceeds from convertible debentures                                 20,000        500,000        520,000
    Proceeds from issuance of common stock                              386,400        241,000        689,900
    Repurchase of common stock                                          (26,431)          --          (26,431)
                                                                    -----------    -----------    -----------
Net Cash Provided by Financing Activities                               376,234        800,500      1,207,234
                                                                    -----------    -----------    -----------
Net Increase in Cash                                                     (4,274)       214,030         46,368
Cash, beginning                                                          50,642          5,585           --
                                                                    -----------    -----------    -----------
Cash, end                                                           $    46,368    $   219,615    $    46,368
                                                                    ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                               $      --      $       100    $       300
    Interest paid                                                        16,068           --           20,956

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock                  $   342,500           --      $   500,000
        including accrued interest of                                    24,591           --           24,591
    Net assets acquired for stock                                       920,016           --          920,016
    Stock issued for oil and gas properties                              28,040           --           28,040
    Other comprehensive loss                                             21,906           --           21,906
    Assets sold for treasury stock                                      492,055           --          492,055
    Debt settled by transfer of fixed assets                             59,997           --           59,997


--------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.

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

The company accounts for its 39% investment in a real estate development company under the equity method. At September 30, 2000, the company's $4,375 investment has been reduced to zero due to operating losses incurred by that entity.

3. Marketable Securities

                                                  September 30, 2000
                                                  ------------------

               Marketable equity securities, at cost   $ 81,197
               Unrealized holding loss                  (21,906)
                                                       --------
               Investment Securities                   $ 59,291
                                                       ========

4. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

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

On June 20, 2000 the Company acquired a majority ownership interest in One E Group, Inc. in exchange for a total of 846,667 shares of the Company's common stock. The acquisition was accounted for as a purchase. In August 2000, One E Group, Inc. lost the services of critical personnel and key proposed contracts. As a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities. Subsequently, the Company sold its investment in One E Group and any claims the Company may have against the sellers of that investment to a major Empire shareholder and received 750,000 shares of Empire common stock in payment. The reacquired Empire stock is reflected as treasury stock on the balance sheet and the net loss from the discontinued operations of the subsidiary and the gain from the sale of the stock in the subsidiary are stated separately from operating results in the statement of income.

The following is a summary of the second quarter acquisitions:

                                           Marketing   One E
                                            Company    Group      Total
                                           --------   --------   --------
       Net Assets Acquired                 $ 59,013   $276,111   $335,124

       Estimated fair value of 1,408,825
        shares of common stock issued
        in consideration                    285,010    635,006    920,016
                                           --------   --------   --------
       Excess of the purchase price
        over the assets acquired           $225,997   $358,895   $584,892
                                           ========   ========   ========


The sale of One E Group resulting in a gain on sale is as follows:

                Net assets sold                         $288,425

                Fair value of 750,000 shares of
                  common stock received in exchange      562,500
                                                        --------
                    Gain on sale of One E Group stock   $274,075
                                                        ========


No pro forma results of operations are presented as if the acquisitions had taken place at January 1, 2000, as the operations are immaterial to the September 30, 2000 financial statements.

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

During the next 12 months, the Company's cash requirements will be for these drilling and production activities and for expenses associated with searching for, investigating and pursuing other potential oil and gas opportunities. Operating revenue, sales of equity or a combination thereof are expected to provide necessary funding for opportunities identified. Because the Company has not identified all opportunities that may arise or the timing of those opportunities, it cannot predict the total amount of such cash needs. As of the date of this report, the Company has no specific capital commitments.

Results of Operations

During the nine months ended September 30, 2000, the Company generated $414,826 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $8,401 in lease operating expense related to these wells. The Company generated an operating loss of $317,910 from exploration and production activities, including $262,993 in depletion and impairment expense from wells drilled and $461,342 in Company operating expenses and expenses of pursuing proposed projects. The Company had no revenue and generated a net loss of $382,155 during the nine months ended September 30, 1999 after beginning operations in March 1999.

During the quarter ended September 30, 2000, the Company generated $190,376 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $1,942 in lease operating expense related to these wells. The Company generated a net loss of $62,341 from exploration and production activities, including $116,860 in depletion and impairment expense from wells drilled and $133,915 in Company operating expenses and expenses of pursuing proposed projects. During the quarter ended September 30, 1999, the Company had no revenue and generated a net loss of $166,855.

The Company has primarily financed activities to date with a total of $1,189,900 raised from the private placement sales of common stock and from the private placement sales of convertible subordinated debentures which have since been converted to common stock.

Liquidity and Capital Resources

On September 30, 2000, the Company had $86,868 in cash and accounts receivable and a total of $43,385 in current liabilities, primarily to related parties. Net cash used in operating activities for the nine months ended September 30, 2000 was $180,234 compared to $368,229 for the nine months ended September 30, 1999. Net cash used in investing activities was $200,274 for the nine months ended September 30, 2000 compared to $218,241 for the nine months ended September 30, 1999. Net cash provided by financing activities was $376,234 for the nine months ended September 30, 2000 compared to $800,500 for the nine months ended September 30, 1999.

The Company invested $162,994, plus 14,020 shares of common stock valued at $28,040, in oil and gas properties during the nine months ended September 30, 2000, a total of $334,953 since the third quarter of 1999. Due to the fractured nature of the reservoirs and limited production history, capacity of the reservoirs and thus the present value of reserves cannot be reliably estimated. Therefore, since inception, $334,953 of depletion and impairment expense has been recorded to reduce the balance sheet carrying value of these completed properties to known reserve value. In addition, the Company loaned $100,000 to an entity in which it has a 39% ownership interest. This entity is involved in real estate development without requiring additional investment commitment from the Company.

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