Form 10KSB/A
period 1999-12-31
EMPIRE ENERGY CORP
filed 2001-03-23
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB/A


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

     The Company is engaged in oil and natural gas exploration, development and production operations. The Company's operations primarily involve oil and gas exploration, development and production in the Cumberland Plateau Region of north-central Tennessee (Overton County). The Company is also interested in expanding its operations into an international setting (primarily Central America and Africa) but has not yet obtained any exploration or similar rights in any Central American or African country.

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

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has been traded on the NASDAQ Electronic Bulletin Board since it began trading in May, 1999, under the symbol EECI. The following table sets forth the high and low bid prices for the Company's common stock, by quarter since the time it commenced trading. The table has also been adjusted to reflect a 2.5 for 1 split of the common stock that took place on October 1, 1999.

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

     During July 1999 the Company entered into an agreement to participate in the development of oil and gas prospects in Overton County, Tennessee. An initial well was completed and began production October 4, 1999. A second well was drilled and determined to be unsuccessful in 1999. Two additional wells were drilled but incomplete at December 31, 1999. Subsequently, these wells were determined to be unsuccessful oil wells. A fifth well was drilled and completed subsequent to December 31, 1999, and began oil production in March 2000. The Company, along with its co-participant in the exploration and development program continues to evaluate the exploration technology process for hydrocarbon location as well as various well completion techniques. Once criteria are met, and based on studies of seismic and geological information, the Company anticipates drilling up to eighteen wells on the currently leased properties during the next year as funding is obtained for this purpose.


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


     During the three months ended December 31, 1999, the Company generated $69,401 in revenue from the sale of oil from its first producing oil well in Tennessee and incurred $1,100 in lease operating expense related to this well. Prior to October 1999 the Company generated no revenue but incurred operating expenses from the search for opportunities and the initial drilling of oil wells in Tennessee. During the year ended December 31, 1999, the Company generated a net loss of $670,089, including $90,802 in depletion and impairment expense from wells drilled and completed and $570,838 in Company operating expenses and expenses of pursuing proposed projects. These expenses were offset by gross profit of $68,301 received from oil production during the last three months of the year. During the year ended December 31, 1998, the Company had no significant business operations and generated a net loss ($8,634).


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

     The Company invested $143,919 in oil and gas properties during the six months ending December 31, 1999. The geological structures in the area of these wells are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. When a specific well is completed, or determined to be unsuccessful, the costs of that well are added to the full cost amortization base. Because of the uncertainty described above and the inability to identify proven reserves, all amounts added to the full cost amortization calculation are immediately considered impaired and charged to operations. During 1999, $90,417 was added to the full cost amortization calculation and considered impaired in 1999. Also, during 1999 $53,502 was capitalized for two additional wells that were not complete at year end and remained excluded from the full cost amortization calculation at December 31, 1999. No acquisition, exploration or interest costs were capitalized during 1999 or prior years.


     On October 1, 1999, a stock split of 2.5 shares for one share of common stock became effective. Following the split, weighted average basic shares were 10,882,785 and earnings (loss) per share is ($0.06) for the year ended December 31, 1999. Restated earnings (loss) per share for the year ended December 31, 1998 will be based on 848,721 adjusted shares and will remain significantly unchanged at ($0.01).

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



     Norman L. Peterson has been President, Treasurer and Chairman of the Board of Directors of the Company since it began active operations in April of 1999. From 1974 to 1979, he was a senior officer, director and stockholder of the holding company that owned Platte Valley Bank and Trust Company as well as a director and shareholder of the bank. From 1988 to 1996, he was chairman and chief executive officer of Advanced Financial, Inc. a publicly held mortgage lending financial institution located in Shawnee, Kansas. Since 1984, he has also been president of Peterson and Sons Holding Company, a privately held investment and financial consulting company. From the period 1996 to 1999, Mr. Peterson operated as an independent businessman performing consulting work for finance and banking related activities.


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


     John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over twenty-five years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of one other public traded energy company, Quest Resources, Inc. He is licensed to practice public accountancy in Kansas and Missouri and has been involved in an active practice since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University.

     John R. Dixon has been a director of the Company since April 1999. He received a degree from the University of Kentucky in 1958 in electrical engineering. He has worked in the public utility industry and as a consultant to private industry regarding rate analysis, service-contract negotiations and related functions. He founded two consulting firms and served as director on several publicly traded companies. Mr. Dixon served as President of Synergy, Inc. from 1978 to 1982 and from 1982 to 1988 he served as CEO of HSD, Inc., an engineering company. Since 1988, Mr. Dixon has acted as a private consultant to three private clients of HSD, Inc. and as a consultant to the public corporation to whom HSD was sold. HSD, Inc. is a consulting, engineering and construction management firm.

     Elliot M. Kaplan has been a director of the Company since 1999. He is a practicing attorney and an officer and director of Daniels & Kaplan, P.C., Attorneys at Law where he has been employed since 1994. Mr. Kaplan received his Bachelor of Arts Degree from Antioch University in 1978 and received both Juris Doctor and Master of Business Administration degrees from Whittier College in 1982. Mr. Kaplan is a member of the American Bar Association, the Missouri Bar, and the District of Columbia Bar.

     John L. Hersma has been a director of our Company since 1999. A former Chief Operating Officer with AMSCO International, which was acquired by Steris, Inc. in 1996. Mr. Hersma has served in various sales, marketing and management capacities in the health care industry, retiring in July of 1996 to pursue personal business interests and investment strategies. Mr. Hersma graduated in 1968 with a degree in Business Administration and Marketing from Northern Illinois University.


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
                                       End (#)                End ($)                                  End ($)
Name                 On Exercise(#)  Realized($)      Exercisable/Unexercisable             Exercisable/Unexercisable
-----------------------------------------------------------------------------------------------------------------------

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

Item 12. Certain Relationships and Related Transactions.


     On March 15, 1999, Peterson and Sons acquired 7,250,000 shares of the Company's common stock ("restricted securities") from Jeannie Hullinger, who was then President and a director of the Company. Empire did not receive any of the proceeds from the sale transaction.


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

                            EMPIRE ENERGY CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



Independent Auditors' Report                                     F-2

Independent Auditors' Report                                     F-3

Balance Sheet                                                    F-4

Statements of Operations                                         F-5

Statement of Stockholders' Deficit                               F-6

Statements of Cash Flows                                         F-7

Notes to Financial Statements                                    F-8 to F-20

Supplemental Information (Unaudited)                             F-21

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Empire Energy Corporation (formerly Medivest, Inc.)
(A Development Stage Company)


We have audited the accompanying balance sheet of Empire Energy Corporation (formerly Medivest, Inc.) (A Development Stage Company) as of December 31, 1999, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended and the amounts for the year ended December 31, 1999 included in the cumulative period from March 21, 1995 (inception) to December 31, 1999 appearing on Pages F-4 to F-17. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

The financial statements referred to above have been restated as described in
Note 2 to the financial statements.





Tulsa, Oklahoma                          /S/  Sartain Fischbein & Co.
March 17, 2000, except for                    Certified Public Accountants
Note 2 as to which the date
is March 3, 2001

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





Salt Lake City, Utah                              /s/ Robinson, Hill & Co.
February 3, 1999

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
================================================================================
December 31, 1999                                                    (Restated)
--------------------------------------------------------------------------------

ASSETS

Cash                                                                $    35,756
Account receivable - trade, no allowance deemed necessary                28,300
                                                                    -----------
Total Current Assets                                                     64,056
                                                                    -----------

Oil and gas properties, using full cost accounting:
    Not subject to amortization                                          53,502
                                                                    -----------
Other Assets:
    Furniture and equipment, net of
     accumulated depreciation of $385                                     7,589
    Other                                                                 1,000
                                                                    -----------
                                                                          8,589
                                                                    -----------
Total Assets                                                        $   126,147
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Accounts payable and accrued liabilities                       $    24,035
     Notes payable - related parties                                     52,500
     Convertible debentures                                             342,500
                                                                    -----------
Total Current Liabilities                                               419,035
                                                                    -----------

Stockholders' Deficit
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 11,108,917                                          11,109
     Additional paid in capital                                       2,042,058
     Previous accumulated deficit                                    (1,867,999)
     Accumulated deficit during development stage                      (478,056)
                                                                    -----------
Total Stockholders' Deficit                                            (292,888)
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $   126,147
                                                                    ===========




--------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
==============================================================================================================
For The Years Ended December 31, 1999 and 1998 and the Period from March 21, 1995
(inception) to December 31, 1999
--------------------------------------------------------------------------------------------------------------

                                                                        December 31,
                                                                ----------------------------     Cumulative
                                                                    1999            1998       Since Inception
                                                                ------------    ------------   ---------------
                                                                  (Restated)                     (Restated)

Oil and gas sales                                               $     69,401    $       --      $     69,401

Expenses:
    Lease operating                                                    1,100            --             1,100
    Depreciation, depletion, amortization and
      impairment                                                      90,802            --            90,802
    Interest                                                          76,750            --            76,750
    General and administrative                                       570,838           8,534         634,033
                                                                ------------    ------------    ------------
Loss before taxes and extraordinary item                            (670,089)         (8,534)       (733,284)

Provision for income taxes                                              --              (100)           (300)
                                                                ------------    ------------    ------------
Loss before extraordinary item                                      (670,089)         (8,634)       (733,584)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                                    --              --           255,528
                                                                ------------    ------------    ------------
Net Loss                                                        $   (670,089)   $     (8,634)   $   (478,056)
                                                                ============    ============    ============

Basic loss per common share:
  Loss before extraordinary item                                $       (.06)   $       (.01)
  Extraordinary item                                                    --              --
                                                                ------------    ------------

Net loss per share                                                      (.06)           (.01)
                                                                ============    ============

Weighted average shares outstanding                               10,882,785         848,721
                                                                ============    ============



------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these financial statements.
                                                    F-5



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
====================================================================================================================================
For The Period From March 21, 1995 (Inception) Through December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                Common Stock            Additional      Previous           During
                                                       ----------------------------      Paid-in        Accumulate      Development
                                                          Shares            Amount       Capital          Deficit          Stage
                                                       ------------    ------------    ------------    ------------    ------------

Balance at March 21, 1995 (Inception)                        91,178    $         91    $  1,608,671    $ (1,867,999)   $       --

Issuance of stock to creditors in satisfaction
of debt at $.99 per share on 2/21/97                            870            --               867            --              --

Issuance of stock to former directors for $7,000
of services rendered at $.072 per share on 9/5/97            97,225              97           6,903            --              --

Shares returned for no consideration
and canceled on 9/8/97                                       (7,675)             (8)              8            --              --

Net income for period                                          --              --              --              --           200,667
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997                                181,598             180       1,616,449      (1,867,999)        200,667

Issuance of stock for cash at $.0027 per
share on 10/29/98                                         7,500,000           7,500          12,500            --              --

Issuance of stock for cash at $.01 per
share on 11/5/98                                          3,000,000           3,000          27,000            --              --

Issuance of stock for $13,532 of services
rendered at $0.054 per share on 12/23/98
                                                            250,000             250          13,282            --              --

Net loss for the year                                          --              --              --              --            (8,634)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                             10,931,598          10,930       1,669,231      (1,867,999)        192,033

Issuance of stock to directors for services
at $.0066 per share on 3/24/99
                                                             12,500              13              70            --              --

Issuance of stock to a consultant for service
at $2.125 per share at 11/9/99                               10,000              10          21,240            --              --

Shares returned for no consideration                        (15,181)            (15)             15            --              --
and cancelled on 4/29/99

Exercise of stock options on 12/21/99                        12,500              13           7,487            --              --

Intrinsic value of beneficial conversion feature               --              --            52,500            --              --

Conversion of debt to common stock                          157,500             158         162,814            --              --

Stock based  compensation  for  non-employee
stock options granted on March 24, 2000 and
August 10, 2000                                                --              --           128,701            --              --

Net loss for the year (Restated)                               --              --              --              --          (670,089)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999                             11,108,917    $     11,109    $  2,042,058    $ (1,867,999)   $   (478,056)
                                                       ============    ============    ============    ============    ============


------------------------------------------------------------------------------------------------------------------------------------

                                 The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
=======================================================================================================================
For The Years Ended December 31, 1999 and 1998 And The Period From March 21, 1995
(Inception) to December 31, 1999
-----------------------------------------------------------------------------------------------------------------------

                                                                           December 31,
                                                                     ----------------------------         Cumulative
                                                                        1999              1998          Since Inception
                                                                     ---------          ---------       ---------------

Cash Flows From Operating:                                           (Restated)                             (Restated)
  Net loss                                                           $(670,089)         $  (8,634)         $(478,056)

  Adjustments to reconcile netloss to net cash used in
    operating activities:
      Common stock issued for services                                  21,333             13,532             60,319
      Intrinsic value of beneficial conversion feature                  52,500               --               52,500
      Stock based compensation for non-employee
          stock options granted                                        128,701               --              128,701
      Depreciation, depletion, amortization and
          impairment                                                    90,802               --               90,802

Changes in Assets and Liabilities:
      Increase in accounts receivable                                  (28,300)              --              (28,300)
      Increase in other assets                                          (1,000)              --               (1,000)
      Increase (decrease) in accounts payable                           28,702            (14,898)          (247,317)
                                                                     ---------          ---------          ---------

Net Cash Used by Operating Activities                                 (377,351)           (10,000)          (422,351)
                                                                     ---------          ---------          ---------

Cash Flows From Investing Activities:                                     --
      Purchase of oil and gas properties                              (143,919)              --             (143,919)
      Purchase of furniture and equipment                               (7,974)              --               (7,974)
                                                                     ---------          ---------          ---------
Net Cash Used in Investing Activities                                 (151,893)              --             (151,893)
                                                                     ---------          ---------          ---------

Cash Flows From Financing Activities:
    Proceeds from note payable                                            --                 --               35,000
    Payment of note payable                                               --              (35,000)           (35,000)
    Proceeds from notes payable - related parties                       52,500               --               52,500
    Proceeds from convertible debt                                     500,000               --              500,000
    Proceeds from issuance of common stock                               7,500             50,000             57,500
                                                                     ---------          ---------          ---------
Net Cash Provided by Financing Activities                              560,000             15,000            610,000
                                                                     ---------          ---------          ---------
Net Increase in Cash                                                    30,756              5,000             35,756
Cash, beginning of year                                                  5,000               --                 --
                                                                     ---------          ---------          ---------
Cash, end of year                                                    $  35,756          $   5,000          $  35,756
                                                                     =========          =========          =========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                                $    --            $     100          $     300
    Interest paid                                                         --                 --                 --

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Settlement of debt with common stock                             $    --            $    --            $    --
    Conversion of convertible debt to common stock
        including accrued interest of $5,472                           162,972               --              162,972


---------------------------------------------------------------------------------------------------------------------

                             The accompanying notes are an integral part of these financial statements.
                                                             F-7

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


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

All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. During 1999, the Company expended $143,919 on development of unproved properties. Included in these costs were $50,777 for a well which began production and $39,640 for a well which was unsuccessful. Both amounts were added to the amortization base.


--------------------------------------------------------------------------------
                                      F-8

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Oil and Gas Properties (Continued): The capitalized costs are subject to a "ceiling test," which basically limits such costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate of future net revenues from proved reserves, based on current economic and operating conditions, plus the lower of costs or fair market value of unproved properties. In 1999, the Company recorded an impairment expense of $90,417 to write-off costs of completed wells to the extent that those costs exceed the estimated present value of proved reserves.

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


Capitalized Interest: The Company intends to capitalize interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest will be capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest costs have been capitalized since inception.


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

--------------------------------------------------------------------------------
                                      F-9

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share: Basic earnings per share of common stock was computed by dividing loss applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted loss per share is not presented because all potential common shares are anti-dilutive.


Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


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


2.   RESTATEMENT

The Company has reviewed its accounting for certain transactions and has determined the following changes are appropriate:

     o Certain convertible debentures were subscribed on a date when the conversion price was less than the market value of the Company's stock. Current accounting requires the Company to calculate an intrinsic value of the beneficial conversion feature and record it as additional paid in capital. The related discount assigned to the convertible debenture is then amortized over the period to the debenture's earliest conversion date. The Company's convertible debentures are immediately convertible, therefore, the calculated intrinsic value and discount of $52,500 should be immediately expensed, as interest expense.
     o It was determined that an additional $18,457 of oil and gas property development costs should be written off to reduce the value of completed wells to the estimated present value of proved reserves.


--------------------------------------------------------------------------------
                                      F-10

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


2.   RESTATEMENT (CONTINUED)

     o The Company recorded additional compensation expense of $11,250 to record common stock issued for services at the fair value of the shares issued on the date the services were performed.

The following is the summarized effect on the Company's financial statements:

                                               December 31, 1999                Cumulative since inception
                                       -----------------------------           ------------------------------
                                           As                                       As
                                       Originally             As                Originally            As
                                        Reported            Restated             Reported          Restated
                                       -----------------------------           ------------------------------

Financial position:

  Oil and gas properties               $  71,959           $  53,502
  Total assets                           144,604             126,147
  Stockholder's deficit                 (274,431)           (292,888)

Results of operations:

Operating loss                         $(587,882)          $(670,089)          $(651,077)          $(733,284)
Loss before extraordinary income        (587,882)           (670,089)           (651,377)           (733,584)
Net loss                                (587,882)           (670,089)           (395,849)           (478,056)
Net loss per common share              $   (0.05)          $   (0.06)


3.   DEVELOPMENT STAGE COMPANY

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


--------------------------------------------------------------------------------
                                      F-11

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


3.   DEVELOPMENT STAGE COMPANY (CONTINUED)

In addition, the Company has raised and is in the process of raising debt and equity capital (see Notes 5 and 8). There can be no assurances the Company will be successful in development and implementation of its business plan or raising additional capital.


4.  OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The unevaluated properties are in Tennessee and are being developed, completed and placed into production when oil is located in apparent reasonable quantities. The geological structures are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the full cost amortization calculations when production begins. Costs of unsuccessful wells are added to the full cost amortization calculation when that determination is made. Because of the engineering uncertainty described above and the inability to identify proven reserves, all amounts added to the full cost amortization calculation are immediately considered impaired and charged to operations.

During 1999, $90,417 in development costs were incurred for two wells that were completed during 1999. These costs were added to the full cost amortization calculation and considered impaired in 1999. Also, during 1999, development costs of $53,502 were incurred for two additional wells that were not complete at year end. This amount was excluded from the full cost amortization calculation at December 31, 1999.

The Company evaluates unproven properties each quarter to determine whether impairment has occurred. Any costs related to exploratory dry wells are included in the full cost amortization base when that determination is made. Any costs associated with geophysical and geological costs that are not associated with specific unproven properties are included in the full cost amortization base as incurred. During 1999, no costs were incurred for these activities other than those related to the Tennessee properties described above.

The total amount of amortization and impairment expense incurred during 1999 was $23.01 per barrel based on company sales of $69,401 from 3,946 barrels of oil.


--------------------------------------------------------------------------------
                                      F-12

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


5.  NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at December 31, 1999:

     Notes payable - related parties, interest
     at 10%, due on demand. The notes are
     without collateral.                                              $  52,500
                                                                      =========

     Convertible debentures, interest at 10%,
     due in one year from issuance. The notes
     are convertible upon issuance on a $1.00
     for one share basis into shares of common stock.                 $ 342,500
                                                                      =========

During 1999, $157,500 of the original $500,000 were converted into 157,500 shares of common stock (see Note 8). Subsequent to December 31, 1999, an additional $192,500 were converted to 192,500 shares of common stock.

The Board of Directors has approved the sale of an additional $750,000 of convertible debentures, which will carry interest at 10% and convert to common stock on a $1.00 for one share of common stock. Common stock issued upon conversion has automatic piggy-back registration rights. No debentures have been sold to date.

Individual purchases of $190,000 of convertible debentures were acquired at a time when the conversion price was less than the market value of the Company's stock on the date of purchase. As a result, the Company has recorded an additional $52,500 of intrinsic value for the beneficial conversion feature, which is recorded as interest expense in the accompanying statements of operations.


6.   INCOME TAXES

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


--------------------------------------------------------------------------------
                                      F-13

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


6.   INCOME TAXES (CONTINUED)

Components of the net deferred tax asset at December 31, 1999 are as follows:

         Deferred Tax Asset:
               Net operating loss carryforward                      $ 297,000
               Less valuation allowance                              (297,000)
                                                                    ---------

         Net Deferred Tax Asset                                     $    --
                                                                    =========

The provision for income taxes is as follows:

                              Year Ended December 31,
                            ---------------------------            Cumulative
                              1999               1998           Since Inception
                            ---------           -------          ---------------

         Current            $       -              $100              $300
         Deferred                   -                 -                 -
                            ---------           -------              ----

                            $       -              $100              $300
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

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 1999 and 1998 and the period from March 21, 1995 (inception) to December 31, 1999:

                                       Year Ended December 31,
                                      -----------------------      Cumulative
                                        1999           1998      Since Inception
                                      --------       --------    ---------------

        Statutory rate                   15.0%          15.0%         15.0%
        Net operating losses           (15.0%)         (14.0%)       (15.0%)
                                      -------        --------      --------

        Company's effective rate            -%           1.0%            -%
                                      ========       ========      ========


--------------------------------------------------------------------------------
                                      F-14

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


7.   AGREEMENTS

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


--------------------------------------------------------------------------------
                                      F-15

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


7.   AGREEMENTS (CONTINUED)

In addition, the Company entered into a joint venture agreement with an unrelated third party to negotiate concessionary drilling rights to produce oil and gas in Central America. Should the venture be successful in achieving the concessions, the Company has the right to acquire a 50.5% working interest in exchange for paying up to $1,000,000 of costs. During 1999, the Company expensed approximately $27,000 of costs associated with persuing the concessions in Central America. Should the Company be successful in obtaining the concession and generating revenue, 250,000 of the existing non-qualified stock options to consultants will vest. No concessions have been obtained to date.


8.   STOCKHOLDERS' DEFICIT

Stock Split: Effective October 1, 1999, the Board of Directors authorized a 2.5 for 1 stock split of the Company's $.001 par value common stock. All references in the accompanying financial statements to the number of common shares and per-share amounts have been restated to reflect the stock split.


Stock For Services and Debt: During 1997, the Company issued 97,225 shares of common stock to former directors for services performed of $7,000 or $.072 per share and 870 shares to creditors in satisfaction of trade payables. Additionally, the Company entered into a Consultant Compensation Agreement with legal counsel. The Company agreed to issue shares of common stock for services performed by legal counsel. The total number of shares that could be issued under the agreement could not exceed 10 percent of the outstanding common stock of the Company on the date of issuance. During 1998, the Company issued 250,000 shares for services performed of $13,532 or an average of $.054 per share. The agreement required the shares to be registered which was completed in October 1999.

During March 1999, the Company issued 2,500 shares of common stock to each of the five Board members for services performed. The shares are valued at an amount that approximates the last cash price paid on November 5, 1998 of $.01 per share. In November 1999, the Company issued 10,000 shares of common stock to an unrelated individual for consulting services. The shares were valued at the fair value of the stock at the date the services were completed or $2.125 per share.


--------------------------------------------------------------------------------
                                      F-16

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


8.   STOCKHOLDERS' DEFICIT (CONTINUED)

Stock for services is valued at the fair value of the services performed or stock issued whichever is more readily determinable. Generally, prior to May 21, 1999 (when the Company's stock began trading again) stock for services was valued at the estimated fair value of the services provided. However, shares issued to the new directors were valued at the most recent cash price paid for Company stock as the value of services performed was not readily determinable. After May 21, 1999, stock issued for services is valued based on the market value of the stock on the date the services were performed.

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


--------------------------------------------------------------------------------
                                      F-17

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


8.   STOCKHOLDERS' DEFICIT (CONTINUED)

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date which is either the commitment date for performance of services or when performance is complete. The fair value of the equity instrument is determined using the Black-Scholes calculation method. The Company recorded compensation expense of $128,701 related to the vested non-qualified options granted to non-employees.

The following is a summary of the options granted under the Plan:



                                                                   Exercise Price        Weight Average
                                               Options                Per Share          Exercise Price
                                               -------                ---------          --------------

          Balance, December 31, 1998                   -            $          -             $    -
          Granted                              1,661,000              60 - $1.00                .78
          Exercised                              (12,500)                   (.60)              (.60)
                                               ---------            ------------             ------

                                               1,648,500            $.60 - $1.00             $  .78
                                               =========            ============             ======

                                            Weighted
                                            Average         Weighted                        Weighted
        Range of          Number           Remaining        Average            Number        Average
        Exercise       Outstanding at     Contractual       Exercise       Exercisable at    Exercise
         Prices      December 31, 1999       Life           Price         December 31, 1999    Price
        -------      -----------------    -----------      ---------      -----------------   -------

        $  0.60         600,000            2 Years         $  0.60             600,000        $  0.60
           1.00         736,000            3 Years            1.00             323,500           1.00
           0.60         312,500            5 Years            0.60              50,000           0.60
                      ---------                                                -------

                      1,648,500                                                973,500
                      =========                                                =======

The range of exercise prices for the options outstanding at December 31, 1999 is $.60 - $1.00 with a weighted average contractual life of 3 years. The Company estimates that based on the vesting criteria of continued employment and services, approximately 100% of such options will eventually vest.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been $(716,569) and $(.07) for the year ended December 31, 1999 and $(524,536)for the period from March 21, 1995 (inception) to
December 31, 1999. As no options were granted during the year ended December 31, 1998, there is no effect on net income or earnings per share.


--------------------------------------------------------------------------------
                                      F-18

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


8.   STOCKHOLDERS' DEFICIT (CONTINUED)

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


9.   EXTRAORDINARY GAIN

On June 15, 1993, the Company emerged from bankruptcy and its charter was reinstated on March 21, 1995.

During the period from March 21, 1995 to December 31, 1997, the Company settled certain liabilities carried over from the bankruptcy in the amount of approximately $436,000 for approximately $180,500 resulting in an extraordinary gain of approximately $255,500.


10.  SUBSEQUENT EVENT

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ( "Omega" ) for 560,000 shares of the Company's common stock. The transaction will be accounted for as a purchase.

The value of the transaction will be determined by the market value of the Empire stock exchanged on the date of the transaction. The market value of the stock was $2.875 per share resulting in a purchase price of $1,610,000. Because both companies are development stage operations, the excess of the purchase price over the fair value of net assets received will be immediately impaired and charged to operations.


--------------------------------------------------------------------------------
                                      F-19

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================

10.  SUBSEQUENT EVENT (CONTINUED)

Pro forma Statement of Operations: The unaudited pro forma results of operations had the Company acquired Omega as of January 1, 1999 are as follows for the year ended December 31, 1999 and the period from March 21, 1995 (inception) to December 31, 1999.

                                                   Year Ended       Cumulative
                                                   December            Since
                                                    31, 1999         Inception
                                                  -----------       -----------

Revenues                                          $    69,401       $    69,401
                                                  ===========       ===========

Impairment of goodwill                            $(1,595,778)      $(1,595,778)
                                                  ===========       ===========

Loss before extraordinary gain                    $(2,464,695)      $(2,528,190)

Extraordinary gain                                       --             255,528
                                                  -----------       -----------

Net loss                                          $(2,464,695)      $(2,272,662)
                                                  ===========       ===========

Basic loss per common share:
    Loss before extraordinary item                $      (.22)
    Extraordinary item                                   --
                                                  -----------

Net loss per share                                $      (.22)
                                                  ===========


--------------------------------------------------------------------------------
                                      F-20

                            EMPIRE ENERGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      SUPPLEMENTAL INFORMATION (UNAUDITED)


The accompanying tables set forth information concerning the Company's oil and gas producing activities at December 31, 1999 and for the year then ended, as required by Financial Accounting Standards (FAS) No. 69, Disclosure about Oil and Gas Producing Activities. The Company had no oil and gas operations prior to April 1999.

Capitalized Costs Relating to Oil and Gas Producing
    Activities at December 31, 1999
---------------------------------------------------
Unproved oil and gas properties                                         $143,919
Proved oil and gas properties                                               --
Support equipment and facilities                                            --
                                                                        --------
                                                                         143,919
Less accumulated depreciation, depletion,
    amortization, and impairment                                          90,417
                                                                        --------
       Net capitalized costs                                            $ 53,502
                                                                        ========

Costs Incurred in Oil and Gas Producing Activities For
    The Year Ended December 31, 1999
-----------------------------------------------------
Property acquisition costs:
     Proved                                                          $      --
     Unproved                                                               --
Exploration costs                                                           --
Development costs                                                        143,919
Amortization rate per equivalent barrel of production                $     23.01


Results of Operations For Oil and Gas Producing Activities
    For The Year Ended December 31, 1999
----------------------------------------------------------
Oil and gas sales                                                      $ 69,401
Gain on sale of oil and gas properties                                     --
Gain on sale of oil and gas leases                                         --
Production costs                                                         (1,100)
Exploration expenses                                                       --
Depreciation, depletion, and amortization and
    impairment                                                          (90,417)
                                                                       --------
                                                                        (22,116)

Income tax expense                                                         --
                                                                       --------

Results of operations for oil and gas producing activities
    (excluding corporate overhead and financing costs)                 $(22,116)
                                                                       ========

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



--------------------------------------------------------------------------------
                                      F-21

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Empire Energy Corporation


                                      By:  /s/ Norman L. Peterson
                                           -------------------------------------
                                               Norman L. Peterson
                                               Chairman and Principal
                                               Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                       Date
----------                                  -----                       ----

 /s/Norman L. Peterson              Chairman, Director            March 21, 2001
 ---------------------              Principal Executive Officer
    Norman L. Peterson              Principal Financial Officer


/s/ John C. Garrison                Director                      March 21, 2001
---------------------
    John C. Garrison


/s/ John L. Hersma                  Director                      March 21, 2001
-------------------
    John L. Hersma

EXHIBIT                                       METHOD OF FILING

  27.    FINANCIAL DATA SCHEDULE              Filed herewith electronically