Form 10QSB/A
period 2000-03-31
EMPIRE ENERGY CORP
filed 2001-03-26
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-QSB/A


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2000

                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION
                   -------------------------------------------
                 (Name of small business issuer in its charter)


             Utah                                               87-0401761
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)


                       7500 College Boulevard, Suite 1215
                       Overland Park, KS 66210 (Zip Code)
                     --------------------------------------
                    (Address of Principal Executive offices)

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



EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET                                             March 31, 2000    December 31,
March 31, 2000                                              (Unaudited)        1999
                                                            (Restated)
----------------------------------------------------------------------------------------

ASSETS

Cash                                                        $   126,723    $    35,756
Account receivable - trade, no allowance deemed necessary        57,773         28,300
Prepaid expenses                                                 18,500           --
                                                            -----------    -----------

Total Current Assets                                            202,996         64,056
                                                            -----------    -----------

Oil and gas properties, using full cost accounting:
        Properties not subject to amortization                     --           53,502

                                                            -----------    -----------
Other Assets:

        Furniture and equipment, net of
         accumulated depreciation of $1,213                       8,462          7,589
        Other                                                      --            1,000
        Notes receivable from related companies                 101,675           --
                                                            -----------    -----------

                                                                110,137          8,589
                                                            -----------    -----------

Total Assets                                                $   313,133    $   126,147
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:

       Accounts payable and accrued liabilities             $    17,745    $    24,035
       Notes payable - related parties                            8,500         52,500
       Convertible debentures                                    25,000        342,500
                                                            -----------    -----------

Total Current Liabilities                                        51,245        419,035
                                                            -----------    -----------
Stockholders' Equity (Deficit)
       Common stock, authorized 50,000,000
        shares of $.001 par value, issued
        and outstanding 12,139,717                               12,140         11,109
       Additional paid in capital                             4,299,833      2,042,058
       Previous accumulated deficit                          (1,867,999)    (1,867,999)
       Accumulated deficit during
        development stage                                    (2,182,086)      (478,056)
                                                            -----------    -----------

Total Stockholders' Equity (Deficit)                            261,888       (292,888)
                                                            -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)        $   313,133    $   126,147
                                                            ===========    ===========


       The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------------
For The Three Month periods Ended March 31, 2000 and 1999 and the Period from
March  21, 1995 (inception) to March 31, 2000
---------------------------------------------------------------------------------------------

                                                          March 31,             Cumulative
                                                    2000            1999      Since Inception
                                                 (Restated)                      (Restated)
                                                ------------    ------------    ------------
Oil and gas sales                               $    122,053    $       --      $    191,454

Expenses:
    Lease operating                                    2,032            --             3,132
    Depreciation, depletion, amortization and
      impairment                                   1,682,822            --         1,773,624
    Interest                                           6,700            --            83,450
    General and administrative                       134,529           5,033         768,562
                                                ------------    ------------    ------------

Loss before taxes and extraordinary item          (1,704,030)         (5,033)     (2,437,314)

Provision for income taxes                              --              --              (300)
                                                ------------    ------------    ------------

Loss before extraordinary item                    (1,704,030)         (5,033)     (2,437,614)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                    --              --           255,528
                                                ------------    ------------    ------------

Net Loss                                        $ (1,704,030)   $     (5,033)   $ (2,182,086)
                                                ============    ============    ============

Basic loss per common share:
  Loss before extraordinary item                $       (.15)   $       (.00)
  Extraordinary item                                    --              --
                                                ------------    ------------

Net loss per share                                      (.15)           (.00)
                                                ============    ============

Weighted average shares outstanding               11,485,058       7,412,062
                                                ============    ============

---------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------
For The Three month periods Ended March 31, 2000 and 1999
    And The Period From March 21, 1995 (Inception) to March 31, 2000
------------------------------------------------------------------------------------------------------

                                                                        March 31,
                                                           --------------------------     Cumulative
                                                               2000          1999      Since Inception
                                                            (Restated)                    (Restated)
                                                           -----------    -----------    -----------
Cash Flows From Operating:
  Net loss                                                 $(1,704,030)   $    (5,033)   $(2,182,086)

  Adjustments to reconcile net loss to net cash provided by operating activities:

      Common stock issued for services                            --             --           60,319
      Intrinsic value of beneficial conversion feature            --             --           52,500
      Stock based compensation for non-employee
          stock options granted                                   --             --          128,701
      Depreciation, depletion, amortization and

          impairment                                         1,682,822           --        1,773,624

Changes in Assets and Liabilities:
      Increase in accounts receivable                          (29,473)          --          (57,773)
      Increase in prepaid expenses                             (18,500)          --          (18,500)
      Increase (decrease) in accounts payable                   12,415          3,817       (234,904)
                                                           -----------    -----------    -----------
Net Cash Used by Operating Activities                          (56,768)        (1,216)      (478,119)
                                                           -----------    -----------    -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                       (26,902)          --         (170,821)
      Purchase of furniture and equipment                         --             --           (7,974)
      Loans to related companies                              (100,675)          --         (101,675)
      Cash received in acquisitions                              2,912           --            2,912
                                                           -----------    -----------    -----------
Net Cash Used in Investing Activities                         (124,665)          --         (277,558)
                                                           -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from note payable                                    --             --           35,000
    Payment of note payable                                       --             --          (35,000)
    Proceeds from (payments on) notes payable -
      related parties                                          (36,500)          --           16,000
    Proceeds from convertible debt                                --             --          500,000
    Proceeds from issuance of common stock                     308,900           --          366,400
                                                           -----------    -----------    -----------
Net Cash Provided by Financing Activities                      272,400           --          882,400
                                                           -----------    -----------    -----------
Net Increase in Cash                                            90,967         (1,216)       126,723
Cash, beginning                                                 35,756          5,000           --
                                                           -----------    -----------    -----------
Cash, end                                                  $   126,723    $     3,784    $   126,723
                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                      $      --      $       100    $       300
    Interest paid                                                  886           --            5,774

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock         $   317,500           --      $   475,000
        including accrued interest of                           22,407           --          162,972
    Net assets acquired for common stock                     1,610,000           --        1,610,000

------------------------------------------------------------------------------------------------------
              The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2000 AND 1999

1. INTERIM REPORTING - BASIS OF PRESENTATION


Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB/A at December 31, 1999.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31, 2000.


2. ACCOUNTING PROCEDURES AND POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Empire Energy Corporation and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Deposits and Prepaid Expenses

Deposits and expenses paid in advance are deferred and recognized when the expense is realized. Amounts expected to be realized within one year are recorded as current assets.

Goodwill

The excess of the purchase price over net assets acquired for businesses purchased by the Company from unrelated third parties is recorded as goodwill and is amortized over 15 years.

Impairment of long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During the three months ended March 31, 2000, the Company recorded an impairment of goodwill for $1,601,920 related to the acquisition of Omega International, Inc.

3. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at March 31, 2000:

Notes payable - related parties, interest
at 10%, due on demand. The notes are
without collateral.                                  $   8,500
                                                     =========
Convertible debentures, interest  at 10%,
due in one year from  issuance. The notes are
convertible  on a $1.00 for one share basis
into shares of common stock.                         $  25,000
                                                     =========

Through March 31, 2000, $475,000 of the original $500,000 converted into 475,000 shares of common stock. Subsequent to March 31, 2000, the final $25,000 converted to 25,000 shares of common stock.

4.  NOTE RECEIVABLE

The company has a $100,000 demand note receivable from an entity in which the company has a 39% interest. The note bears interest at 10% and is due on demand.

5.  ACQUISITION

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ( "Omega" ) for 560,000 shares of the Company's common stock.

The market value of the Company's common stock on the date of acquisition was $2.875 per share. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. Because the purchased company was a development stage company, the excess of the purchase price over the value of the net assets acquired was not capitalized but impaired and charged immediately to operations.

The following is a summary of this acquisitions:

     Net Assets Acquired                                      $     8,080

     Estimated market value of 560,000
       shares of common stock issued in
       consideration                                            1,610,000
                                                              -----------
     Excess of the purchase price over
       the assets acquired                                      1,601,920
     Impaired recognized                                       (1,601,920)
                                                              -----------
     Net                                                      $      --
                                                              ===========



6.   RESTATEMENT

     The financial statements have been restated to reflect a strict interpretation of SEC rules regarding common control, which requires that there be contemporaneous written evidence of an agreement to vote a majority of an entity's shares in concert. Such an agreement was effective on the date that the merger was contracted but had lapsed by the effective date of the acquisition.
The transaction, therefore, has been restated as a purchase. The operations of Omega from January 1, 2000 to February 8, 2000 totaling $(6,702) and the cumulative since inception of $(204,743) have been removed and an impairment of the goodwill resulting from the transaction of $1,601,920 has been recorded.

     Additionally, December 31, 1999 was restated to increase 1999 impairment expense on oil and gas properties by $18,457 and to record additional expense of $63,750 related to equity instruments issued in 1999. The effect of this restatement on the year 2000 is reduced impairment expense of $18,457.

The following is the summarized effect on the Company's financial statements:

                                                          March 31, 2000                     Cumulative since inception
                                                          As                                      As
                                                      Originally           As                 Originally           As
                                                       Reported         Restated               Reported         Restated
                                                      ---------       -----------              ---------       -----------
Financial position:
  Total assests                                       $ 313,133       $   313,133
  Total liability                                        51,245            51,245
  Stockholders' equity                                  261,888           261,888

Results of operations:

  Operating loss                                      $(127,269)      $(1,704,030)             $(983,089)      $(2,437,314)
  Loss before extraordinary income                     (127,269)       (1,704,030)             $(983,389)       (2,437,614)
  Net loss                                             (127,269)       (1,704,030)             $(727,861)       (2,182,086)
  Net loss per common share                            $  (0.01)        $   (0.15)

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

     During the quarter ended March 31, 2000, the Company generated $122,053 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $2,032 in lease operating expense related to these wells. The Company generated a net loss of $102,110, including $80,404 in impairment expense from unevaluated properties and $134,529 in Company operating expenses and expenses of pursuing proposed projects. These expenses were offset by $120,021 of net revenue produced by the wells. In addition, the Company impaired goodwill of $1,601,920 related to the acquisition of Omega since it was in the development stage. Overall, the Company reported a net loss of $1,704,030, including the impairment of the goodwill. During the quarter ended March 31, 1999, the Company had no significant business operations and generated a net loss of $5,033.

     The producing properties in Tennessee are classified as unevaluated because the geological structures are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to identify proven reserves. As a specific well is completed and put into production, or determined to be unsuccessful, the cost of the well is added to the full cost amortization calculation. Because of the lack of identified proven reserves, and the application of the "ceiling test", all amounts added to the full cost amortization calculation are immediately considered impaired and charged to operations.

Liquidity and Capital Resources

     On March 31, 2000, the Company had $184,496 in cash and accounts receivable and $51,245 in total liabilities. The liabilities include $25,000 in convertible subordinated debentures that have subsequently been converted to common stock. Net cash used in operating activities for the quarter ended March 31, 2000 was $56,768 compared to $1,216 for the quarter ended March 31, 1999. Net cash used in investing activities rose to $124,665 for the quarter ended March 31, 2000 from $.00 for the quarter ended March 31, 1999. Net cash provided by financing activities was $272,400 for the quarter ended March 31, 2000 compared to $.00 or the quarter ended March 31, 1999.

     The Company invested an additional $26,902 to develop oil and gas properties during the quarter ended March 31, 2000. The Company loaned $100,000 in March 2000 to an entity in which it acquired a 39% ownership interest in April 2000. This investment is expected to be involved in real estate development without requiring additional investment commitment from the Company.

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

                March 1, 2000 amendment to the February 9, 2000 8-K

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

               Empire Energy Corporation

                 By:  /s/  Norman L. Peterson
                    -----------------------------
                           Norman L. Peterson
                           Chairman and Principal
                           Executive Officer