Form 10QSB/A
period 2000-06-30
EMPIRE ENERGY CORP
filed 2001-03-27
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-QSB/A
                                  Amendment #2

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

Transitional Small Business Format (check one); Yes     No  X
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



EMPIRE ENERGY CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
                                                          June 30, 2000  Dec 31, 1999
-------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                            (Restated)

     ASSETS

Cash                                                      $   117,637    $    35,756
Account receivable-trade, no allowance deemed necessary        51,700         28,300
Inventory                                                     179,158           --
Prepaid expenses                                                6,175           --
                                                          -----------    -----------
      Total Current Assets                                    354,670         64,056
                                                          -----------    -----------

Oil and gas properties, using full cost accounting:
    Properties not subject to amortization                     40,760         53,502
                                                          -----------    -----------
Furniture and Equipment, net of accumulated
    depreciation of $24,819 and $385                          245,398          7,589

Other Assets:
     Deposits and other                                        53,551          1,000
     Goodwill, Net of impairment of $3,749,069                   --             --
     Marketable securities                                     68,780           --
     Notes receivable from related company                    107,244           --
                                                          -----------    -----------
                                                              229,575          1,000
                                                          -----------    -----------
Total Assets                                              $   870,403    $   126,147
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Accounts payable and accrued liabilities               $    95,446    $    24,035
   Current portion of long-term debt                           12,750           --
   Notes payable - related parties                               --           52,500
   Convertible debentures                                        --          342,500
   Customer prepayments                                       120,000           --
                                                          -----------    -----------
            Total Current Liabilities                         228,196        419,035
                                                          -----------    -----------

Long-term debt, less current portion                           50,982           --

Minority Interests                                             99,300           --

Stockholders' Equity (Deficit)
   Common stock, authorized 50,000,000
     shares of $.001 par value, issued and
     outstanding 13,590,062 and 11,108,917                     13,590         11,109
   Additional paid in capital                               8,456,364      2,042,058
   Accumulated Comprehensive income,
     marketable securities                                    (12,417)          --
   Previous accumulated deficit                            (1,867,999)    (1,867,999)
   Accumulated deficit during
     development stage                                     (6,097,613)      (478,056)
                                                          -----------    -----------
Total Stockholders' Equity (Deficit)                          491,925       (292,888)
                                                          -----------    -----------
Total Liabilities and Stockholders' Equity(Deficit)       $   870,403    $   126,147
                                                          ===========    ===========


      The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month periods Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                            June 30,
                                                     2000            1999
                                                 ------------    ------------
                                                  (Restated)
Revenues:
    Oil and gas sales                            $    102,397    $       --
    Computer service revenue                            9,382            --
    Interest Income                                     8,418            --
                                                 ------------    ------------
        Total Revenue                                 120,197            --

Expenses:
    Lease operating                                     4,427            --
    Depreciation, depletion, amortization and
      impairment                                    1,897,191            --
    Interest                                              286           4,743
    General and administrative                        186,196         201,917
                                                 ------------    ------------
Loss before partial interests                      (1,967,903)       (206,660)

Loss from equity investment                            (4,375)           --
Minority equity interests                              11,707            --
                                                 ------------    ------------
Loss from continuing operations                    (1,960,571)       (206,660)

Loss from discontinued operations of marketing
   company and impairment of goodwill              (1,954,957)           --
                                                 ------------    ------------

Net Loss                                         $ (3,915,528)   $   (206,660)
                                                 ============    ============

Loss per share:
 Loss from continuing operations                 $       (.15)   $       (.02)
 Loss from discontinued operations                       (.15)           --
                                                 ------------    ------------
Basic loss per common share:                     $       (.30)   $       (.02)
                                                 ============    ============

Weighted average shares outstanding                13,147,111      10,931,597
                                                 ============    ============


   The accompanying notes are an integral part of these financial statements




EMPIRE ENERGY CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------
For The Six Month  periods Ended June 30, 2000 and 1999 and the Period from
March 21, 1995 (inception) to June 30, 2000
--------------------------------------------------------------------------------------------------------------------

                                                                June 30,               Cumulative
                                                          2000            1999      Since Inception
                                                      ------------    ------------    ------------
                                                       (Restated)                      (Restated)
Revenues:
    Oil and gas sales                                 $    224,450    $       --      $    293,851
    Computer service revenue                                 9,382            --             9,382
    Interest Income                                          8,418            --             8,418
                                                      ------------    ------------    ------------
          Total Revenue                                    242,250            --           311,651

Expenses:
    Lease operating                                          6,459            --             7,559
    Depreciation, depletion, amortization and
      impairment                                         3,580,013            --         3,670,815
    Interest                                                 6,986            --            83,736
    General and administrative                             320,724         187,094         954,757
                                                      ------------    ------------    ------------
Loss before partial interests                           (3,671,932)       (187,094)     (4,405,216)

Loss from equity investment                                 (4,375)           --            (4,375)
Minority equity interests                                   11,707            --            11,707
                                                      ------------    ------------    ------------
Operating loss                                          (3,664,600)       (187,094)     (4,397,884)

Provision for income taxes                                    --              --              (300)
                                                      ------------    ------------    ------------
Loss from continuing operations                         (3,664,600)       (187,094)     (4,398,184)

Loss from discontinued operations and impairment
 of goodwill of marketing company                       (1,954,957)           --        (1,954,957)
                                                      ------------    ------------    ------------
Loss before extraordinary item                          (5,619,557)       (187,094)     (6,353,141)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                          --              --           255,528
                                                      ------------    ------------    ------------

Net Loss                                              $ (5,619,557)   $   (187,094)   $ (6,097,613)
                                                      ============    ============    ============

Basic loss per common share:
  Loss from continuing operations                     $       (.30)   $       (.02)
  Loss from discontinued operations                           (.16)           --
  Extraordinary item                                          --              --
                                                      ============    ============
Net loss per share                                    $       (.46)   $       (.02)
                                                      ============    ============

Weighted average shares outstanding                     12,316,081      10,931,597
                                                      ============    ============


-------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.





EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
For The Six month periods Ended June 30, 2000 and 1999 And The Period >From March 21, 1995 (Inception) to June 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                   June 30,
                                                          --------------------------    Cumulative
                                                              2000          1999      Since Inception
                                                          -----------    -----------    -----------
                                                           (Restated)                    (Restated)

Cash Flows From Operating:
  Net loss                                                $(5,619,557)   $  (187,094)   $(6,097,613)

  Adjustments  to  reconcile  net loss to net cash
    provided  by  operating activities:
      Common stock issued for expenses                           --             --           60,319
      Intrinsic value of beneficial conversion feature           --             --           52,500
      Stock based compensation for non-employee
          stock options granted                                  --             --          128,701
      Depreciation, depletion, amortization and
          Impairment                                        3,605,607           --        3,696,409
      Minority interests                                      (11,707)          --          (11,707)
      Impairment of goodwill in discontinued operations     1,908,512           --        1,908,512

  Changes in Assets and Liabilities:
      Increase in accounts receivable                          (4,460)          --          (33,760)
      Increase (decrease) in accounts payable                  46,845           (805)      (200,471)
                                                          -----------    -----------    -----------
Net Cash Used by Operating Activities                         (74,760)      (187,899)      (497,110)
                                                          -----------    -----------    -----------

Cash Flows From Investing Activities:
      Change in other assets                                    1,000           --            1,000
      Purchase of oil and gas properties                      (86,894)          --         (230,814)
      Purchase of furniture and equipment                        --             --           (7,974)
      Loans to related companies                             (107,244)          --         (107,244)
      Cash received in acquisition                             78,379           --           78,379
                                                          -----------    -----------    -----------
Net Cash Used in Investing Activities                        (114,759)          --         (266,653)
                                                          -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from note payable                                   --             --           35,000
    Payment on note payable                                      --             --          (35,000)
    Proceeds(payments) on notes payable-related parties       (45,000)          --            7,500
    Proceeds from convertible debt                               --          354,571        500,000
    Proceeds from issuance of common stock                    316,400           --          373,900
                                                          -----------    -----------    -----------
Net Cash Provided by Financing Activities                     271,400        354,571        881,400
                                                          -----------    -----------    -----------
Net Increase in Cash                                           81,881        166,672        117,637
Cash, beginning                                                35,756          5,000           --
                                                          -----------    -----------    -----------
Cash, end                                                 $   117,637    $   171,672    $   117,637
                                                          ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                     $      --      $       100    $       300
    Interest paid                                               1,068           --            5,956

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock        $   342,500           --      $   500,000
        including accrued interest of                          24,635           --           24,635
    Assets acquired for stock                               5,694,213           --        5,694,213
    Stock issued for oil and gas properties                    28,040           --           28,040
    Other comprehensive loss, marketable securities            12,417           --           12,417


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

Impairment of long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During the six months ended June 30, 2000, the Company recorded an impairment of goodwill for $5,362,009 of which $1,908,512 is related to the marketing company acquired and is included in discontinued operations.

Investments and accumulated comprehensive income

Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income, net of applicable income taxes. Cost of securities sold is recognized using the specific identification method.

The company accounts for its 39% investment in a real estate development company under the equity method. At June 30, 2000 the company's $4,375 investment has been reduced to zero due to operating losses incurred by that entity.

Computer Services Revenues and customer prepayments

Computer services revenues are recognized when the services are rendered. Customer prepayments for services to be performed are deferred and recognized when the related service is completed.

3. MARKETABLE SECURITIES
                                                    June 30, 2000
                                                    --------------
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

The market value of the Company's common stock on the date of purchase was $2.875 per share. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. Because the purchased Company was a development stage Company, the excess of the purchase price over the value of the net assets acquired was not capitalized but impaired and charged immediately to operations.

On April 11, 2000 the Company acquired substantially all the assets of a marketing company for 562,150 shares of the Company's common stock. The market value of the company's common stock on the date of purchase was $3.50 per share. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. Shortly after the Company acquired the marketing company, certain key personnel left. As a result, management has decided to discontinue the operations of this activity. This marketing activity is recorded in the accompanying financial statements as discontinued operations and asset values have been impaired to reflect estimated realizable value.



On June 20, 2000 the Company acquired a majority ownership interest in One E
Group, Inc. in exchange for 846,675 shares of the Company's common stock and warrants to purchase 11,000,000 shares of the Company's common stock at $3.00 per share. The market value of the Company's common stock on the date of purchase was $2.50 per share. The warrants expire one year from the date of grant and if not exercised are callable 60 days after the Company's common stock trades at $5.55 for 30 consecutive days at $.001 per share. The Company recorded an additional $11,000 related to the warrants at their estimated fair value of $0.001. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. Because the purchased company was a development stage company, the excess of the purchase price over the value of the net assets acquired was not capitalized but impaired and charged immediately to operations. The following is a summary of the acquisitions:

                                                     Marketing     One E
                                        Omega         Company      Group         Total
                                      ---------      ---------   ----------   --------
     Net Assets Acquired               $    8,080    $  59,013   $ 276,111   $ 343,204

     Estimated market fair value of
     1,968,825 shares of common stock
     issued and warrants granted
     in consideration                  $1,610,000    1,967,525   2,127,688   5,705,213
                                       ----------    ---------   ---------   ---------

     Excess of the purchase price
      over the assets acquired         $1,601,920   $1,908,512  $1,851,577  $5,362,009

     Impaired recognized               (1,601,920)  (1,908,512) (1,851,577) (5,362,009)
                                       ----------   ----------  ----------  ----------
     Net                               $    --      $    --     $    --     $    --
                                       ==========   ==========  ==========  ==========

No pro forma results of operations are presented as if the acquisitions had taken place at January 1, 2000, as the operations, other than the impairment charge, are immaterial to the June 30, 2000 financial statements.

6. Note Receivable

The company has a $100,000 demand note receivable from an entity in which the company has a 39% interest. The note bears interest at 10% and is due on demand.

7. The Company has reviewed its accounting for certain transactions and has determined the following changes are appropriate:

     o Discounts taken on the market value of the Company's common stock related to the purchase of the marketing and computer services companies have been reversed. The result is an increase in the purchase price and goodwill. Due to the limited operating history of both the marketing and computer service companies, the previously capitalized goodwill of $357,736 and the additional goodwill of $3,175,196 were immediately impaired and expensed during the three months ended June 30, 2000.

     o The acquisition of Omega International, Inc.has been restated to reflect a strict interpretation of SEC rules regarding common control, which requires that there be contemporaneous written evidence of an agreement to vote a majority of an entity's shares in concert. Such an agreement was effective on the date that the merger was contracted but had lapsed by the effective date of the acquisition. The transaction, therefore, has been restated as a purchase. The operations of Omega from January 1, 2000 to February 8, 2000 totaling ($6,702) and the cumulative since inception of $(204,743) have been removed and an impairment of the goodwill resulting from the transaction of $1,601,920 has been recorded.





     o    Additionally, December 31, 1999 was restated to record an additional
          $18,457 of impairment expense on oil and gas properties previously recorded during 2000 and to record additional costs of $63,750 related to equity instruments issued in 1999.

     The following is the summarized effect on the Company's financial statements:

                                  Six Months Ended
                                   June 30, 2000          Three Months Ended   June 30, 2000        Cumulative Since Inception
                                       As                    As Originally                      As Originally
                               Originally   As Restated         Reported        As Restated        Reported         As Restated
                               Reported
    Financial position:
    Total assets               $1,128,139   $   870,403
    Total liabilities             279,178       279,178
    Stockholders' equity          849,661       491,925

    Results of operations:
    Operating loss             $(237,423)   $(3,664,600)       $(110,154)      $(1,960,571)      $(1,093,242)     $(4,397,884)
    Loss from continuing
      operations                (237,423)    (3,664,600)        (110,154)       (1,960,571)       (1,093,542)      (4,398,184)
    Loss from
      discontinued
      operations                (272,442)    (1,954,957)        (272,442)       (1,954,957)         (272,442)      (1,954,957)
    Net loss                    (509,865)    (5,619,557)        (382,596)       (3,915,528)       (1,110,456)      (6,097,613)
    Net loss per share         $    (.04)   $      (.46)            (.03)             (.30)


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


During the quarter ended June 30, 2000, the company acquired the assets of a consumer marketing company, a majority interest in a computer services company and a minority interest in a land development company. These were acquired substantially by issuance of common stock and serve to diversify the company's investment opportunities. Subsequent to the purchase of the marketing company, key personnel left resulting in management discontinuing the operations of this activity.

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

During the six months ended June 30, 2000, the Company generated $224,450 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $6,459 in lease operating expense related to these wells. The Company generated an operating loss of $204,839 from natural resources activities, including $127,676 in depletion and impairment expense from wells drilled and completed and $295,154 in Company operating expenses and expenses of pursuing proposed projects. In addition, the Company impaired goodwill associated with the purchase of Omega and the computer services company in the amount of $3,453,497 and charged $1,954,957 to operations as a loss on the discontinued operations of the consumer marketing company, including impairment of goodwill of $1,908,512. The Company had no revenue and generated a net loss of $187,094 during the six months ended June 30, 1999 after beginning operations in March 1999.

During the quarter ended June 30, 2000, the Company generated $102,397 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $4,427 in lease operating expense related to these wells. The Company generated a net loss of $102,729 from natural resources activities, including $47,272 in depletion and impairment expense from wells drilled and $153,427 in Company operating expenses and expenses of pursuing proposed projects. During the quarter ended June 30, 1999, the Company had no revenue and generated a net loss of $182,061.

The company acquired consumer marketing and computer services businesses during the quarter ended June 30, 2000. The marketing company became inactive so expenses incurred of $46,445 are reflected as discontinued operations along with goodwill impairment expense of $1,908,512. Activity of the computer services business is in development stage and generated revenue of $9,382 and operating expenses of $32,769, primarily in payroll, facility and equipment charges. The Company impaired goodwill associated with the acquisition of the computer services business in the amount of $1,851,577.

Liquidity and Capital Resources

On June 30, 2000, the Company had $169,337 in cash and accounts receivable, $95,446 in trade liabilities and a total of $63,732 in liabilities due under monthly installments. Net cash used in operating activities for the six months ended June 30, 2000 was $74,760 compared to $187,899 for the six months ended June 30, 1999. Net cash used in investing activities rose to $114,759 for the six months ended June 30, 2000 from $0 for the six months ended June 30, 1999. Net cash provided by financing activities was $271,400 for the six months ended June 30, 2000 compared to $354,571 for the six months ended June 30, 1999.

The Company invested an additional $86,894, plus 14,020 shares of common stock valued at $28,040, in oil and gas properties during the six months ended June 30, 2000, a total for twelve months of $258,853. The geological structures of this area are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. Because of this uncertainty and the application of the "ceiling test", the full cost of wells in these unevaluated properties is impaired and charged to operations at the time the well is completed and production begins, or at the time that the well is determined to be dry. Impairment expense of $127,676 has been recorded during the six month period ending June 30, 2000. In addition, the Company loaned $100,000 to an entity in which it has a 39% ownership interest. This investment is expected to be involved in real estate development without requiring additional investment commitment from the Company.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

   None

Item 2. Changes in Securities.

   None

Item 3. Defaults Upon Senior Securities.

   None

Item 4. Submission of Matters to a Vote of Security Holders.

   None

Item 5. Other Information.

   None

Item 6. Exhibits and Reports on Form 8-K.

   (a)  Exhibits.  Exhibit 27 - Financial Data Schedule

(b) Reports on Form 8-K:

April 21, 2000  -   Amendment to include financial statements and proforma
                    financial information related to the Omega acquisition

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Empire Energy Corporation


                                   By:  /s/  Norman L. Peterson
                                      ----------------------------------------
                                             Norman L. Peterson
                                             Chairman and Principal Executive
                                             Officer