Form 10QSB/A
period 2000-09-30
EMPIRE ENERGY CORP
filed 2001-03-28
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-QSB/A-1
                                  AMENDMENT #2


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




     EMPIRE ENERGY CORPORATION
       (A DEVELOPMENT STAGE COMPANY)
     BALANCE SHEET (Restated)
                                                              Sept 30, 2000   Dec 31, 1999
     -------------------------------------------------------------------------------------
                                                                (Unaudited)
     ASSETS
     Cash                                                      $    46,368    $    35,756
     Account receivable-trade, no allowance deemed necessary        40,500         28,300
     Inventory                                                     179,158           --
                                                               -----------    -----------
           Total Current Assets                                    266,026         64,056
                                                               -----------    -----------

     Oil and gas properties, using full cost accounting:
        Properties not subject to amortization                        --           53,502


     Furniture and Equipment, net of accumulated
         depreciation of $8,777 and $385                            65,443          7,589

     Other Assets:

         Other assets                                                 --            1,000
         Marketable securities                                      59,291           --
         Notes receivable from related companies                   109,595           --
                                                               -----------    -----------
                                                                   168,886          8,589
                                                               -----------    -----------
     Total Assets                                              $   500,355    $   126,147
                                                               ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Liabilities:
        Accounts payable and accrued liabilities               $       885    $    24,035
        Subordinated debentures                                     20,000        342,500
        Notes payable to related companies                          22,500         52,500
                                                               -----------    -----------
                 Total Current Liabilities                          43,385        419,035
                                                               -----------    -----------

     Stockholders' Equity (Deficit)
        Common stock, authorized 50,000,000
          shares of $.001 par value, issued and
          outstanding 13,712,062 and 11,108,917                     13,712         11,109
        Additional paid in capital                               9,741,197      2,042,058
        Common stock held in treasury, 750,000 shares           (1,125,000)          --
        Accumulated comprehensive income,
          marketable securities                                    (21,906)          --
        Previous accumulated deficit                            (1,867,999)    (1,867,999)
        Accumulated deficit during
          development stage                                     (6,283,034)      (478,056)
                                                               -----------    -----------
     Total Stockholders' Equity (Deficit)                          456,970       (292,888)
                                                               -----------    -----------
     Total Liabilities and Stockholders' Equity(Deficit)       $   500,355    $   126,147
                                                               ===========    ===========


        The accompanying notes are an integral part of these financial statements.





     EMPIRE ENERGY CORPORATION
       (A DEVELOPMENT STAGE COMPANY)
     STATEMENTS OF OPERATIONS (Unaudited)(Restated)
     ----------------------------------------------------------------------------
     For The Three Month periods Ended September 30, 2000 and 1999
     ----------------------------------------------------------------------------

                                                             September 30,
                                                         2000            1999
                                                     ------------    ------------
     Revenues:
         Oil and gas sales                           $    190,376    $       --
         Interest Income                                    2,848            --
                                                     ------------    -----------
             Total Revenue                                193,224            --

     Expenses:
         Lease operating                                    1,942            --
         Depreciation, depletion, amortization and
           impairment                                     118,020            --
         Interest                                             395           9,968
         General and administrative                       104,137         142,000
                                                     ------------    ------------
     Loss from continuing operations                      (31,270)       (151,968)

     Loss from discontinued operations and
         impairment of goodwill                          (154,151)           --
                                                     ------------    ------------

     Net Income (Loss)                               $   (185,421)   $   (151,968)
                                                     ============    ============
     Income (Loss) per share:
      Loss from continuing operations                $       (.00)   $       (.01)
      Loss from discontinued operations                      (.01)           --
                                                     ------------    ------------
     Basic income (loss) per common share:           $       (.01)   $       (.01)
                                                     ============    ============
     Weighted average shares outstanding               13,653,952      11,491,597
                                                     ============    ============


     The accompanying notes are an integral part of these financial statements.





     EMPIRE ENERGY CORPORATION
       (A DEVELOPMENT STAGE COMPANY)
     STATEMENTS OF OPERATIONS (Unaudited)(Restated)
     -----------------------------------------------------------------------------------------------------------------
     For The Nine Month periods Ended September 30, 2000 and 1999 and the Period from March 21, 1995 (inception) to September 30, 2000
     -----------------------------------------------------------------------------------------------------------------

                                                             September 30,            Cumulative
                                                         2000            1999      Since Inception
                                                     ------------    ------------    ------------
     Revenues:
         Oil and gas sales                           $    414,826    $       --      $    484,227
         Interest Income                                   11,266            --            11,266
                                                     ------------    ------------    ------------
              Total Revenue                               426,092            --           495,493


     Expenses:
         Lease operating                                    8,401            --             9,501
         Depreciation, depletion, amortization and
           impairment of oil and gas properties           244,536            --           335,338
                  Interest                                  7,381           9,968          84,131
         General and administrative                       424,861         329,094       1,058,893
                                                     ------------    ------------    ------------
     Operating loss                                      (259,087)       (339,062)       (992,370)

     Loss from equity investment                           (4,375)           --            (4,375)
                                                     ------------    ------------    ------------
     Loss before income taxes                            (263,462)       (339,062)       (996,745)

     Provision for income taxes                              --              --              (300)
                                                     ------------    ------------    ------------

     Loss from continuing operations                     (263,462)       (339,062)       (997,045)

     Loss from discontinued operations including
         impairment of goodwill                        (5,541,517)           --        (5,541,517)
                                                     ------------    ------------    ------------
     Loss before extraordinary item                    (5,804,979)       (339,062)     (6,538,562)

     Extraordinary item - gain on restructuring of
         debt, net of taxes                                  --              --           255,528
                                                     ------------    ------------    ------------

     Net Loss                                        $ (5,804,979)   $   (339,062)   $ (6,283,034)
                                                     ============    ============    ============

     Basic loss per common share:
       Loss from continuing operations               $       (.02)   $       (.03)
       Loss from discontinued operations                     (.43)           --
       Extraordinary item                                    --              --
                                                     ------------    ------------
     Net loss per share                                      (.45)           (.03)
                                                     ============    ============

     Weighted average shares outstanding               12,782,860      11,491,597
                                                     ============    ============


             The accompanying notes are an integral part of these financial statements.



     EMPIRE ENERGY CORPORATION
       (A DEVELOPMENT STAGE COMPANY)
     STATEMENTS OF CASH FLOWS (Unaudited)(Restated)
     -----------------------------------------------------------------------------------------------------------
     For The Nine month periods Ended September 30, 2000 and 1999 And The Period From March 21, 1995 (Inception)
      to September 30, 2000
     -----------------------------------------------------------------------------------------------------------

                                                                 September 30,
                                                           -------------------------       Cumulative
                                                             2000           1999        Since Inception
                                                           ----------     ----------    ---------------
     Cash Flows From Operating:
       Net loss                                           $(5,804,979)   $  (339,062)   $(6,283,034)

       Adjustments to reconcile net loss to net
         cash used in operating  activities:
           Common stock issued for expenses                    26,998           --           87,317
           Intrinsic value of conversion feature                 --             --           52,500
           Stock based compensation for non-employee
               stock options granted                             --             --          128,701
           Depreciation, depletion, amortization and
               impairment                                     244,536            192        335,338
           Discontinued operations
            Impairment of goodwill                          5,362,009           --        5,362,009
            Depreciation, depletion, amortization and
               impairment                                      37,435           --           37,434
            Minority income                                   (55,690)          --          (55,690)
            Gain on transfer of assets                         (8,759)          --           (8,759)
            Decrease in deposits                               54,551           --           53,551

     Changes in Assets and Liabilities:
           Decrease(Increase) in accounts receivable            6,740           --          (21,560)
           Decrease in prepaid expenses                         6,175           --            6,175
           Increase(Decrease) in accounts payable
               and customer deposits                          (46,207)        13,734       (293,524)
                                                          -----------    -----------    -----------
     Net Cash Used by Operating Activities                   (177,191)      (325,136)      (599,542)
                                                          -----------    -----------    -----------

     Cash Flows From Investing Activities:
           Purchase of oil and gas properties                (162,994)       (77,697)      (306,913)
           Purchase of furniture and equipment                 (2,137)        (3,843)       (10,111)
           Loans to related companies                        (109,595)          --         (109,595)
           Net Cash received in acquisition                    77,364           --           77,364
                                                          -----------    -----------    -----------
     Net Cash Used in Investing Activities                   (197,362)       (81,540)      (349,255)
                                                          -----------    -----------    -----------

     Cash Flows From Financing Activities:
         Proceeds from notes payable                             --             --           35,000
         Payment of notes payable                              (3,735)          --          (38,735)
         Proceeds (payments) from notes payable -
             related parties                                  (17,500)          --           35,000
         Proceeds from convertible debentures                  20,000        500,000        520,000
         Proceeds from issuance of common stock               386,400           --          443,900
                                                          -----------    -----------    -----------
     Net Cash Provided by Financing Activities                385,165        500,000        995,165
                                                          -----------    -----------    -----------
     Net Increase in Cash                                      10,612         93,324         46,368
     Cash, beginning                                           35,756          5,000           --
                                                          -----------    -----------    -----------
     Cash, end                                            $    46,368    $    98,324    $    46,368
                                                          ===========    ===========    ===========

     Supplemental Disclosure of Cash Flow Information
         Income taxes paid                                $      --      $       100    $       300
         Interest paid                                         16,068           --           20,956

     Supplemental Disclosure Of Non-Cash Investing
       And Financing Activities
         Conversion of convertible debt to common stock   $   342,500           --      $   500,000
             including accrued interest of                     24,591           --           24,591
         Assets acquired for stock                          5,694,213           --        5,694,213
         Stock issued for oil and gas properties               28,040           --           28,040
         Other comprehensive loss                              21,906           --           21,906
             Common stock returned                          1,125,000           --        1,125,000
         Debt forgiven, net of assets transferred,
           recorded as paid in capital                         63,000           --           63,000

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

     Impairment of long-lived Assets


     The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During 2000, the Company recorded an impairment to goodwill for $5,362,009 related to the purchase of Omega International, Inc., the marketing company and computer services company.

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


     3. MARKETABLE SECURITIES
                                                        September 30, 2000
                                                          --------------
          Marketable equity securities, at cost             $   81,197
          Unrealized holding loss                              (21,906)
                                                            ----------
          Investment Securities                             $   59,291
                                                            ==========

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

     5.  ACQUISITIONS


     On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ("Omega") for 560,000 shares of the Company's common stock. Omega focused on business opportunities in Africa, primarily the purchase and resale of minerals in Ghana. The market value of the Company's common stock on the date of the transaction was $2.875 per share. The transaction was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. Due to uncertainty in target areas, this activity is inactive so is included in discontinued operations and asset values have been impaired to reflect estimated realizable value.



     On April 11, 2000 the Company acquired substantially all the assets of Talisman marketing, Inc., an unrelated marketing company, for 562,150 shares of the Company's common stock. The market value of the Company's common stock on the date of the purchase was $3.50 per share. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both activities since the date of acquisition. All intercompany items have been eliminated. This marketing activity has become inactive so is recorded in the accompanying financial statements as discontinued operations and asset values have been impaired to reflect estimated realizable value.

     On June 20, 2000 the Company acquired a majority ownership interest in One
     E Group, Inc., an unrelated computer services company, in exchange for a total of 846,675 shares of the Company's common stock and warrants to purchase 11,000,000 shares of the Company's common stock at $3.00 per share. The market value of the Company's common stock on the date of purchase was $2.50 per share. The warrants expire one year from the date of grant and if not exercised are callable 60 days after the Company's common stock trades at $5.55 for 30 consecutive days at $.001 per share. The
     Company recorded an additional $11,000 related to the warrants at their estimated fair value of $.001. The acquisition was accounted for as a purchase. In August 2000, One E Group, Inc. lost the services of critical personnel and key proposed contracts. As a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities. Subsequently, the Company sold its investment in One E Group and any claims the Company may have against the sellers of that investment to a major Empire shareholder, Peterson and Sons Holding Company, and received 750,000 shares of Empire common stock in payment. In addition, One
     E Group forgave an outstanding note receivable from a subsidiary of Empire of approximately $203,000. The reacquired Empire stock is reflected as treasury stock on the balance sheet and the net loss from the discontinued operations of the subsidiary is stated separately from operating results in the statement of income. The excess of the debt forgiven over the net assets of One E Group at the date of sale of $63,000 is reflected as an additional capital contribution.


     The following is a summary of the acquisitions:

                                                   Marketing       One E
                                        Omega       Company        Group         Total
                                     ----------   -----------   -----------   -----------
        Net Assets Acquired          $    8,080   $    59,013   $   276,111   $   343,204

        Estimated market value of
         1,968,825 shares of common
         stock issued in payment      1,610,000     1,967,525     2,127,688     5,705,213
                                     ----------   -----------   -----------   -----------

        Excess of the purchase price
         over the assets acquired    $1,601,920   $ 1,908,512   $ 1,851,577   $ 5,362,009
        Impairment recognized        (1,601,920)   (1,908,512)   (1,851,577)   (5,362,009)
                                     ----------   -----------   -----------   -----------
        Net                                --            --            --            --
                                     ==========   ===========   ===========   ===========

     The transfer of One E Group was recorded as follows:

          Net assets sold                                      $  (140,633)
          Debt forgiven                                            203,633
          Market value of 750,000 shares of
            common stock                                         1,125,000
                                                               -----------
              Capital contribution                             $ 1,188,000
                                                               ===========




     No pro forma results of operations are presented as if the acquisitions had taken place at January 1, 2000, as the operations are isolated as discontinued operations in the September 30, 2000 financial statements.


     6. NOTE RECEIVABLE

     The company has a $100,000 demand note receivable from an entity in which the company has a 39% interest. The note bears interest at 10% and is due on demand.

     7. The Company has reviewed its accounting for certain transactions and has determined the following changes are appropriate:

          o The transfer of the Company's investment in One E Group to the majority stockholder for the return of 750,000 shares of the Company's common stock and the forgiveness of a $203,000 note payable has been adjusted to reflect the 750,000 shares as treasury stock at the market value of the Company's common stock on the date of transfer of $1.50. Additionally, as the transfer was to a major stockholder, the resulting gain from the excess of the debt over the net assets transferred of $63,000 has been recorded as a capital contribution.

          o The acquisition of Omega International, Inc. has been restated to reflect a strict interpretation of SEC rules regarding common control, which requires that there be contemporaneous written evidence of an agreement to vote a majority of an entity's shares in concert. Such an agreement was effective on the date that the merger was contracted but had lapsed by the effective date of the acquisition. The transaction, therefore, has been restated as a purchase. The operations of Omega from January 1, 2000 to February 8, 2000 totaling $(6,702) and the cumulative since inception of $(204,743) have been removed and an impairment of the goodwill resulting from the transaction of $1,601,920 has been recorded.

          o Discounts taken on the market value of the Company's common stock related to the purchase of the marketing and computer services companies have been reversed. The result is an increase in the purchase price and goodwill. Due to the limited operating history of both the marketing and computer service companies, the previously capitalized goodwill of $357,736 and the additional goodwill of $3,175,196 was immediately impaired and expensed during the three months ended June 30, 2000.

          o Additionally, December 31, 1999 was restated to record an additional $18,457 of impairment expense on oil and gas properties previously recorded during 2000 and to record additional costs of $63,750 related to equity instruments issued in 1999.

     The following is the summarized effect on the Company's financial statements:

                                 Nine Months Ended                    Three Months Ended
                                 September 30, 2000                   September 30, 2000           Cumulative Since Inception
                                  As                                As                                 As
                               Originally                       Originally                         Originally
                               Reported    As Restated           Reported        As Restated        Reported         As Restated
                               --------    -----------           --------        -----------        --------         -----------

    Financial Position:
    Total Assets               $ 500,355   $    500,355
    Total liabilities             43,385         43,385
    Stockholders' equity         456,970        456,970

    Results of Operations:
    Operating loss             $(304,643)  $   (259,087)         $(59,888)         $(31,270)      $(1,160,462)    $   (992,370)
    Loss from continuing
      operations                (309,018)      (263,462)          (59,888)          (31,270)       (1,165,137)        (997,045)
    (Loss) income from
      discontinued
      operations                (118,054)    (5,541,517)          142,231          (154,151)         (118,054)      (5,541,517)
    Net (loss) income           (427,522)    (5,804,979)           82,343          (185,421)       (1,028,113)      (6,283,034)
    Net loss per share       $      (.03)  $       (.45)              .01              (.01)



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

     During the year, the company acquired Omega International, Inc., the assets of a consumer marketing company, a majority interest in a computer services company and a minority interest in a land development company. These were acquired substantially by issuance of common stock to diversify the company's investment opportunities. Due to uncertainty in target countries, Omega International is inactive. Subsequent to the purchase of the marketing company, key personnel left resulting in management discontinuing the operations of this activity. In August 2000, the computer services company lost the services of critical personnel and key proposed contracts resulting in the company discontinuing the operations of this activity. On September 30, 2000, the investment in the computer service company was transferred to a major stockholder for the return of 750,000 shares of the company's common stock and forgiveness of a note payable in the amount of approximately $203,000. The transfer was recorded as a capital contribution due to the related party nature of the transactions and had no income statement impact.

     Results of Operations


     During the nine months ended September 30, 2000, the Company generated $414,826 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $8,401 in lease operating expense related to these wells. The Company generated an operating loss of $262,972 from exploration and production activities, including $244,536 in depletion and impairment expense from wells drilled and $424,861 in Company operating expenses and expenses of pursuing proposed projects. The Company had no revenue and generated a net loss of $339,062 during the nine months ended September 30, 1999 after beginning operations in March 1999.


     In addition, the Company impaired goodwill associated with the purchase of Omega International, Inc. the computer services company and the consumer marketing company in the amount of $5,362,009. The impairment, along with operating losses of $179,508 are included as discontinued operations.


     During the quarter ended September 30, 2000, the Company generated $190,376 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $1,942 in lease operating expense related to these wells. The Company generated a net loss of $33,723 from exploration and production activities, including $118,020 in depletion and impairment expense from wells drilled and $104,137 in Company operating expenses and expenses of pursuing proposed projects. During the quarter ended September 30, 1999, the Company had no revenue and generated a net loss of $151,968.


     The Company has primarily financed activities to date with a total of $963,900 raised from the private placement sales of common stock and from the private placement sales of convertible subordinated debentures which have since been converted to common stock.


     Liquidity and Capital Resources

     On September 30, 2000, the Company had $86,868 in cash and accounts receivable and a total of $43,385 in current liabilities, primarily to related parties. Net cash used in operating activities for the nine months ended September 30, 2000 was $177,191 compared to $325,136 for the nine months ended September 30, 1999. Net cash used in investing activities was $197,362 for the nine months ended September 30, 2000 compared to $81,540 for the nine months ended September 30, 1999. Net cash provided by financing activities was $385,165 for the nine months ended September 30, 2000 compared to $500,000 for the nine months ended September 30, 1999.


     The Company invested $162,994, plus 14,020 shares of common stock valued at $28,040, in oil and gas properties during the nine months ended September 30, 2000, a total of $334,953 since the third quarter of 1999. The geological structures of this area are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. Because of this uncertainty and the application of the "ceiling test", the full cost of wells in these unevaluated properties is impaired and charged to operations at the time the well is completed and production begins, or at the time that the well is determined to be dry. Therefore, since inception, $334,953 of depletion and impairment expense has been charged to operations to reduce the balance sheet carrying value of these unevaluated producing properties to proven reserve value. In addition, the Company loaned $100,000 to an entity in which it has a 39% ownership interest. This entity is involved in real estate development without requiring additional investment commitment from the Company.

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

                                   Empire Energy Corporation


     Date:  March 26, 2001       By:  /s/  Norman L. Peterson
                                      ----------------------------------------

                                           Norman L. Peterson
                                           Chairman and Principal
                                           Executive Officer