Form 10KSB
period 2000-12-31
EMPIRE ENERGY CORP
filed 2001-04-13
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2000

                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Utah                                               87-0401761
-------------------------------                            --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification number)


  7500 College Blvd., Ste 1215                                    66210
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $487,979

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 27, 2001 was $7,372,931. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 14,841,896 shares of common stock $.001 par value outstanding as of March 27, 2001.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No   X
                                                    ---       ---

Item 1. Description of Business

Introduction

     Empire Energy Corporation ("Empire") is a reporting company under the US 1934 Securities Act whose common shares trade on the OTC bulletin board under ticker symbol EECI.OB. The company is headquartered in Overland Park, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. Medivest engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. The company emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999. At that time, Peterson & Sons Holding Company acquired control by purchasing a majority of the then outstanding shares of Empire from the majority shareholder. Neither Empire nor any of its affiliates received any of the proceeds from the sale. On May 17, 1999, the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation (reverse merger) and Empire commenced commercial activity in the oil and gas industry. Empire was previously financed through the issuance of convertible debentures (now converted) at $1.00 US per Empire share, raising $500,000 in 1999.

     The company was subsequently reorganized with new management with the objective of accumulating oil and gas production and properties at a time when oil and gas prices were at 25-year lows. The primary prospect, at inception, was the opportunity presented in the country of Nicaragua. In the interim, the company began participating in an exploration program in Tennessee and realized its first revenues from that program in late 1999. In November 2000, the company acquired a working interest in a natural gas field in Texas. An overview of these projects as well as the company's plan for growth is provided below.

     Empire is engaged in oil and natural gas exploration, development and production operations. Empire's operations primarily involve oil and gas exploration, development and production in the Cumberland Plateau Region of north-central Tennessee (Overton County). Empire is also expanding its operations into an international setting and has recently focused in the areas of Central America and Africa. Empire owns 51% of Industria Oklahoma-Nicaragua, S.A., a Nicaraguan company that has been legally, technically and financially qualified under Nicaragua's 1998 Hydrocarbon law. The company is currently awaiting the opening of a licensing round by the country in which it anticipates that a hydrocarbon exploration concession will be granted. The licensing round refers to a bidding round that the Nicaraguan Hydrocarbon Law No. 286 allows for whereby bid packages will be provided to qualified companies, bids prepared and returned and a possible bid award made in the form of an exploration concession. Empire has a 100% wholly-owned subsidiary named Omega International, Inc., which operates in the country of Ghana, West Africa. Operations in this subsidiary have been suspended pending economic and political difficulties in the West African sub-region.

     Empire's corporate strategy is to expand its domestic reserve base through acquisitions and additional exploration and developmental drilling under its existing oil and gas exploration program and to reinvest a substantial portion of the cash flow generated from its domestic operations to acquire or participate in international prospects that have the potential for larger petroleum reserves and greater revenues.

     On December 12, 2000, the company entered into an agreement to acquire Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth is listed for trading on the Canadian Venture Exchange (formerly the Alberta Stock Exchange), has two wholly owned subsidiaries, Blue Mountain Resources Inc. and Commonwealth Energy (USA) Inc. and is active in Oklahoma, Wyoming, and Texas. This acquisition is expected to be consummated during the first half of 2001 but must first be approved by the Empire shareholders. A proxy statement to solicit this approval by the shareholders is pending approval from the Securities and Exchange Commission.

Exploration and Development Activities

Tennessee Exploration Program

     In the third quarter of 1999, Empire signed an agreement to participate in a Joint Venture Exploration Program with Pryor Oil Company of Parkville, Missouri where Empire has a 60% working interest. Pryor Oil, an unrelated entity whose Tennessee operations are based in Livingston, Tennessee, had been engaged in the evaluation of large areas of central Tennessee, where Overton County is located, to eastern Tennessee, where significant reserves of natural gas had been reported to have been discovered by other companies. Pryor planned to establish operations and explore for oil and gas in the north-central portion of the state and engaged Empire in a Participation Agreement to conduct the exploration program. In this program, Empire bears its share of the acquisition, drilling, extraction and production costs incurred and Pryor Oil is responsible for conducting and managing all drilling, production and marketing activities to exploit the prospects. To date, this arrangement has produced cash flows of $20,000 to $80,000 per month and provided a gross profit on the investment. This prospect is characterized by very shallow reserves (less than 2,000 feet), light sweet crude (41 gravity and low sulfur), and favorable, available leasing conditions. Since initiating this project in mid 1999, Empire has returned a profit on its investment and expects to continue as such over this long-term development project.

     The exploration program was developed under the concept of using technology-based criteria to search for and locate oil and gas producing reservoirs. Target reservoirs are all present in geologic formations that are no deeper than 2,000 feet below ground surface. Of the current producing oil wells in the program, oil production is from depths of 835 feet and 790 feet below ground surface.

     During the fiscal year ended December 31, 1999, domestic oil sales for Empire included production during the fourth quarter only. A new field discovery well was spud in Tennessee on September 9, 1999 and was brought onto production on October 5, 1999. Total production from the field during this period (fourth quarter, fiscal year 1999) was 6,577 barrels of oil. Total field production through 2000 was approximately 43,856 barrels. Sales from the program are to Somerset Refinery, Inc., Somerset, Kentucky and represented 100% of Empire's consolidated oil revenues at this time.

     The program currently consists of the oil production and an estimated seven
(7) possible gas wells are currently categorized as dry hole oil wells. In November 1999, an offset well was drilled which encountered commercial quantities of gas but the well has been shut-in awaiting a market in which to sell the gas. The second producing oil well in the program was spud in fiscal year 2000 (January 25, 2000) and brought onto production on March 5, 2000. During the year 2000, the program drilled an estimated nine (9) wells with approximately 70% encountering commercial quantities of hydrocarbons. The production is characterized as a gas-driven, fractured porosity and, as such, quantitative volumetrics of hydrocarbons cannot be reliably estimated and thus cannot be categorized as proved reserves. Initial production data can be measured but due to the uncertainty of the nature and extent of the fractures in which the hydrocarbons reside, including the aerial extent, the total volume is unknown. To date, the three oil wells that have been placed onto production have produced 15,000, 14,000 and 12,000 barrels of oil respectively. In addition, the region has proven to be prolific in natural gas. Approximately 70% of the wells drilled encounter significant natural gas. Although there are currently no gas pipelines in which the gas can be delivered to market, dialogue with pipeline companies was initiated in late 2000 with the anticipation that a market may be available in 2001 in which the gas reserves may be sold. The closest pipeline at the present time is located approximately four miles from the company's gas reserves. The Company was advised in February 2001 that a 4" gas pipeline was being laid into the area that would provide a market for which the company can sell its gas reserves. According to the pipeline company, Coastal Hydrocarbons, LLC, the pipeline system should be completed on or about June 1, 2001.

     In so far as additional drilling targets are present on existing leases that are held in the program, it is the desire to lease an extensive land block (32,000 acres) in a region located to the east of the current program drill sites. This acreage is believed to be host to deeper, more extensive formations. Operating costs to drill and produce on the acreage are expected to be higher however, production of oil and gas is expected to be higher as well. Additionally, gas pipelines are present in the vicinity providing an immediate market in which to sell any production that is encountered. In 2000, Empire expended an estimated $192,000 in the program and realized revenues of approximately $488,000. The average cost to Empire to drill a producing well in this program was $42,000 including completion costs. Moreover, the dry hole costs averaged approximately $12,000 per well.

     The initial exploration activity has resulted in an improved exploration database and the program is actively engaged in a leasing and exploration program to expand activities and prospects in the region. Moreover, the operator is currently conducting an expanded seismic shoot in an effort to further understand the geology of the region using existing wells and existing production horizons as control points. Planned activities include the drilling of additional wells during the year 2001.

Nicaraguan Exploration Activities

     Empire has a 51% ownership in Industria Oklahoma-Nicaragua S.A., a company that has been technically, legally and financially qualified by the government of Nicaragua to conduct oil exploration under a new law (circa 1998) in that country. Industria Oklahoma-Nicaragua, S.A. on behalf of Empire and other members of the consortium is actively pursuing the execution of a contract with the government of Nicaragua allowing the firms the rights to explore on a substantial acreage block, never before explored in the Central American nation. In management's view, Nicaragua has not been adequately explored and data suggests that this land mass may be host to hydrocarbons. Empire management has traveled to the country, representatives have met with officials and an ongoing dialogue between energy ministry officials and company representatives is continuing. It is anticipated that once the licensing round is officially opened by the government, the consortium will be granted a concession. Plans are being evaluated to joint venture with a moderate to large independent oil company to fully exploit this prospect. At this time, the company has not identified a possible joint venture partner and does not have an executed agreement or letter of intent. There are four other oil companies and three individuals that own the balance of the 49% of Industria Oklahoma-Nicaragua S.A. not owned by Empire.

Texas Natural Gas Prospect

     Empire acquired a 44.6% working interest in a 704-acre lease located in Leon County, Texas of which Commonwealth currently owns 50%. The Bedsole lease has one well, drilled by Amerada Hess to 16,300 feet deep, completed and logged. Logs from the well indicate the presence of several productive sandstone formations including the popular Bossier Sand and Cotton Valley Sand. Seismic information suggests that there may be pinnacle reef structures present on the lease that could be host to hydrocarbons. Similar structures in the area have produced in excess of 30 BCF. A 20" gas pipeline is present within 3000 feet of the well. Empire will acquire an additional 50% working interest in the lease at the close of the Commonwealth transaction and will become the operator of the lease. It is anticipated that once Empire owns 94.6% or greater, the opportunity to do a farm-out for drilling the reefs will be increased significantly.

Competition

     The Company competes with numerous other companies in virtually all facets of its business, including many that have significantly greater resources. Such competitors may be able to pay more for desirable leases and to evaluate, bid for and purchase a greater number of properties than the financial or personnel resources of the Company permit. The ability of the Company to acquire reserves in the future will be dependent on its ability to select and acquire suitable producing properties and prospects for future exploration and development. The availability of a market for oil and natural gas production depends upon numerous factors beyond the control of producers, including but not limited to the availability of other domestic or imported production, the locations and capacity of pipelines, and the effect of federal and state regulation on such production.

Government Regulation of the Oil and Gas Industry

     The Company's business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In vies of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

The Company believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

Employees

     At March 27, 2001, the Company had 3 full-time employees. In addition, the Company utilizes various consultants to support accounting, engineering, legal and other technical needs. there are no other significant employees that have or may have a material impact on the operations of the Company.

Research and Development

     During fiscal years 1999 and 2000, the Company did not budget for or expend any funds for research and development.

Other Activities

     In February 2000, the company acquired all of the outstanding common stock of Omega International, Inc. (Omega) for 560,000 shares of the company's common stock. The transaction was accounted for as a purchase for financial accounting purposes. Omega is focussed on business opportunities in Africa, primarily the purchase and resale of minerals in Ghana. Activities in this subsidiary have been suspended due to the depressed price of gold on the international market as well as the economic and political unrest in the West African sub-region. Messrs. Ferguson and Garrison received 20,000 Empire shares each as part of the transaction in that they sold their interests in Omega to Empire. Refer to Form 8-K/A filed with the SEC dated March 23, 2001 with respect to this transaction.

     In April 2000, the company acquired substantially all of the assets of Talisman Marketing, Inc. for 562,150 shares of the company's common stock. The objective of this acquisition was to build a "non-energy" business unit as well as to build the asset base of the company. Subsequently, this activity lost key personnel and has been discontinued. Refer to Form 8-K filed with the SEC dated March 26, 2001 with respect to this transaction.

     In June 2000, the company acquired a majority ownership interest in One E Group, Inc. in exchange for a total of 846,667 shares of the company's common stock. The objective of this acquisition was the Company's continued diversification into "non-energy" businesses. One E Group provides leading-edge technology solutions to companies seeking to broaden their market penetration via the Internet. Complementing these activities is the Company's ability to design and host web sites. In August 2000, One E Group lost the services of critical personnel and key proposed contracts and, as a result, the company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities. Subsequently, the company sold its investment in One E Group and any claims the company may have against the sellers to Peterson and Sons Holding Company in exchange for 750,000 shares of Empire common stock. Refer to Form 8-K filed with the SEC dated March 27, 2001 with respect to this transaction.

The company has discontinued any efforts to build a non-energy business and intends to focus entirely on oil and gas revenue production.

Material Agreements:

     Pryor Oil Co.: Participation Agreement - The agreement dated August 6, 1999 between Pryor Oil Co. and Empire provides for Empire to participate in the Tennessee drilling program on a 60% working interest basis. Empire has the option to participate on a well by well basis with no obligation to proceed, allowing it the opportunity to review technical data for each proposed well and/or completion.

     Industria Oklahoma-Nicaragua, S.A.: Participation Agreement - The agreement dated April 24, 1999 between Industria Oklahoma-Nicaragua, S.A. and Empire provides for Empire to fund approximately 67% of the costs through the first well estimated at US$1.5 million. As such, Empire has and will continue to fund all activities related to obtaining the concession and their proportionate share of drilling the first well.

     Mike Cunniff: Consulting Agreement - The agreement provides for Mr. Cunniff to provide consulting services related to market conditions, investor relations and public relations. The terms of the agreement are as follows: six-month term (September 2000 through February 2001), $1,500 per month fee, 2,000 options per month at an exercise price of $2.00 per share. In March 2001, this agreement was extended for one year under similar terms.

Item 2. Description of Property

Oil and Gas Reserves

     The Company has no proved oil or gas reserves at December 31, 2000. Geological structures surrounding the producing properties are such that reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves and other properties remain under development. Reference should be made to Note 4 (Oil and Gas Properties Not Subject to Amortization) for additional information pertaining to the Company's oil and gas properties. During fiscal 2000, the Company did not file any reports that included estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.

Sales, Sales Prices, and Lease Operating Expenses

     The following table sets forth the Company's net oil sales in barrels and the average sales price and the average lease operating expenses for the periods indicated per barrel of oil.
                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           2000       1999
                                                          ------     ------

Barrels of oil      ..................................    22,367      3,946

Average sales price per barrel........................    $21.82     $17.59
Lease operating expense per barrel....................     $0.60      $0.28


Productive Wells

     As of December 31, 2000, Empire had 3 gross and 1.8 net productive oil wells. The Company had no productive gas wells as of that date. Productive wells are producing wells and wells capable of production, including shut-in wells.


Acreage

     At December 31, 2000, Empire held developed and undeveloped acreage as set forth below:


                          DEVELOPED ACRES      UNDEVELOPED ACRES            TOTAL
                        -------------------  ---------------------  ---------------------
LOCATION                 GROSS       NET       GROSS        NET       GROSS        NET
--------                --------   --------  ---------   ---------  ---------   ---------

Oil properties.........     441        265       2,559       1,535      3,000       1,800

Gas properties.........      --         --         704         314        704         314
                        -------    -------   ---------   ---------  ---------   ---------
Total..................     441        265       3,263       1,849      3,704       2,114
                        =======    =======   =========   =========  =========   =========


     Expiration dates of leases covering the gross and net undeveloped acreage listed above are beyond December 31, 2001.



Drilling Activities

     The Company's drilling activities for the periods indicated are set forth below:

                                                          YEAR ENDED DECEMBER 31,
                                                 -----------------------------------------
                                                        2000                  1999
                                                 -------------------   -------------------
                                                  GROSS       NET       GROSS       NET
                                                 --------   --------   --------   --------

Exploratory Wells
  Productive....................................     2         1.2         1         .6
  Dry...........................................     7         4.2         1         .6
                                                    --        ----        --         --
Total...........................................     9         5.4         2        1.2


Present Activities:

     In March 2001, the Company initiated completion activities on the existing well on the Bedsole lease located in Leon County, Texas. A 12' section of the upper Cotton Valley sand was perforated and fractured and is currently shut-in with 6600 lbs SITP. The Company is evaluating an additional 40' section of upper Cotton Valley sand which it anticipates will also be perforated, fractured and flow tested to determine whether it is economical. Plans to lay a pipeline to the well are being evaluated and discussions with transporters and marketers are ongoing.

     In April 2001, the Company was in the process of reconfiguring the Campbell-Bilbrey Unit #1 well located in Overton County, Tennessee. The well experienced significant gas buildup, interrupting the efficiency of the oil production. Reconfiguration activities included the evacuation of gas pressure, introduction of a gel squeeze to squelch borehole gas pressure and the lowering of the packer assembly further into the oil column. This effort was successful and oil production has been restored to acceptable operation. In addition, the Company is currently evaluating which of the leases will be tied into the gas pipeline that is being delivered to the area.

Delivery Commitments

     The Company has no commitments to provide fixed or determinable quantities of oil or gas in the future under existing contracts of agreements.

Real Estate and Facilities

     The Company's executive offices are located at 7500 College Boulevard, Suite 1215, Overland Park, KS 66210. The rental payment is $4,176 per month and continues through November 30, 2003. The Company paid $27,000 and $20,250 of rent in the years ended December 31, 2000 and 1999, respectively, at a previous location.

     The Company does not own any real estate.

     The Company made a minority investment totaling $104,375 in a company investing in real estate in Arizona as part of an attempt to diversify investment risk. The Company does not intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

     To its knowledge, the Company is not a party to any material pending or threatened legal proceedings nor is any of its property subject to any such legal proceedings.


Item 4. Submission of Matters to a Vote of Security Holders.

     The annual meeting of the shareholders was held September 12, 2000. All directors were reelected by a vote of 8,555,194 for and 46,667 against. The reelected directors are Norman L. Peterson, Elliot M. Kaplan, John C. Garrison, John L. Hersma and John R. Dixon. In addition, the shareholders voted to engage Sartain Fischbein & Co. as the corporate auditor for ensuing year by a vote of 8,591,824 for and 34 against. No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2000, either through the solicitation of proxies or otherwise.



                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the Over the Counter Electronic Bulletin Board since it began trading in May, 1999, under the symbol EECI. The following table sets forth the high and low bid prices for the Company's common stock, by quarter since the time it commenced trading. The table has also been adjusted to reflect a 2.5 for 1 split of the common stock that took place on October 1, 1999.

         Quarter Ended                        High Bid          Low Bid
         -------------                        --------          -------

         March 31, 1999                         N/A              N/A
         June 30, 1999                         $1.63            $1.13
         September 30, 1999                    $1.63            $ .10
         December 31, 1999                     $5.75            $1.50

         March 31, 2000                        $6.13            $1.38
         June 30, 2000                         $4.25            $1.75
         September 30, 2000                    $4.00            $1.19
         December 31, 2000                     $1.75            $0.81

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At March 27, 2000, the bid price of the Company's common stock was $1.00. On such date the Company had 699 recorded stockholders.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-K. The Company follows the full-cost method of accounting for oil and gas properties. See "Organization and Summary of significant Accounting Policies" included in Note 1 to the Consolidated Financial statements.

     General

     The Company began to actively explore investment opportunities in March 1999. Plans for the next 12 months are to continue to explore opportunities in the energy market, both domestically and internationally, that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunities, the Company will issue shares of its common stock as the primary consideration for the participation in such opportunities.

     During recent months the Company has identified opportunities and made progress toward their exploitation. A subsidiary of the Company has become legally qualified to do business with the government of Nicaragua and is positioned to bid or negotiate to acquire development rights to explore for oil and gas in that country.

     The Company continues to search for production or exploration companies with existing reserves and production to which the Company can add value through investment, combination or joint venture. The Company presently has an agreement to acquire Commonwealth Energy Corp. subject to approval by Empire shareholders. The proxy statement to solicit this approval is pending approval from the Securities and Exchange Commission.

     The Company continues oil and gas development and production in Overton County, Tennessee. Since the Company began participation in this development, eleven wells have been drilled. Four wells did not find commercial quantities of oil or gas. Four wells located commercial quantities of gas that will be produced when an adequate transportation facility is constructed. Three wells have been completed and have produced commercial quantities of oil. The Company and its co-participant in the exploration and development program continue to evaluate and refine the exploration technology process for hydrocarbon location and various well completion techniques. During the next year the Company anticipates drilling additional wells on the currently leased properties as appropriate sites are identified using studies of seismic and geological information.

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

     During the year, the Company acquired Omega International, Inc., the assets of a consumer marketing company, a majority interest in a computer services company and a minority interest in a land development company. These were substantially acquired by issuance of common stock to diversify the company's investment opportunities. Due to uncertainty in target countries, Omega International is inactive. Subsequent to the purchase of the marketing company, key personnel left resulting in management discontinuing the operations of this activity. In August 2000, the computer services company lost the services of critical personnel and key proposed contracts resulting in the company discontinuing the operations of this activity. On September 30, 2000, the investment in the computer service company was transferred to a major stockholder for the return of 750,000 shares of the company's common stock and the forgiveness of a note payable to an Empire subsidiary in the amount of approximately $203,000. The transfer was recorded as a capital contribution due to the related party nature of the transaction and had no income statement impact.

Results of Operations

     During the year ended December 31, 2000, the Company generated $487,979 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $13,406 in lease operating expense related to these wells. The Company generated an operating loss of $359,932 from exploration and production activities, including $289,948 in depletion and impairment expense from wells drilled and $544,557 in Company operating expenses and expenses of pursuing proposed projects. During the year ended December 31, 1999 (after beginning operations in March), the Company generated $69,401 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $1,100 in lease operating expense related to these wells. The Company generated an operating loss of $593,339 from exploration and production activities, including $90,802 in depletion and impairment expense from wells drilled and $570,838 in Company operating expenses and expenses of pursuing proposed projects.

     In addition, during the year ended December 31, 2000, the Company impaired goodwill and other assets associated with the purchase of Omega International, Inc., the computer services company and the consumer marketing company in the amount of $5,639,880. The impairments, along with operating losses of $232,615 are included as discontinued operations. The Company has discontinued any efforts to build a non-energy business and intends to focus entirely on oil and gas revenue production.

Liquidity and Capital Resources

     The Company has primarily financed activities to date with a total of $963,900 raised from the private placement sales of common stock and from the private placement sales of convertible subordinated debentures which have since been converted to common stock.

     On December 31, 2000, the Company had $54,858 in cash, accounts receivable and marketable securities and a total of $83,449 in current liabilities, primarily to related parties or related to the pending acquisition of Commonwealth. Net cash used in operating activities for the year ended December 31, 2000 improved to $212,198 compared to $377,351 for the year ended December 31, 1999. This improvement was generated by the $400,000 increase in revenue from sales of oil produced from the Tennessee properties, offset by $230,000 in operating expenses incurred on activities that have been discontinued. Net cash used in investing activities was $158,372 for the year ended December 31, 2000 and $151,893 for the year ended December 31, 1999. Amounts invested each year were substantially to develop oil and gas properties. Net cash provided by financing activities was $375,165 for the year ended December 31, 2000, primarily from the sale of common stock, and $560,000 for the year ended December 31, 1999, primarily from the sale of debentures which have since been converted to common stock.

     The Company invested $192,307, plus 14,020 shares of common stock valued at $42,060, in oil and gas properties during the year ended December 31, 2000, a total of $378,336 since the third quarter of 1999. The geological structures of the area surrounding the Tennessee properties are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. Because of this uncertainty and the application of the "ceiling test", the full cost of wells in these unevaluated properties is impaired and charged to operations at the time the well is completed and production begins, or at the time that the well is determined to be dry. Therefore, since inception, $378,336 of depletion and impairment expense has been recorded and charged to operations to reduce the balance sheet carrying value of these completed properties to known proven reserve value. In addition, the Company loaned $100,000 to an entity in which it has a 39% ownership interest. This entity is involved in real estate development, but the Company has no additional investment commitment.

Management believes that operations of the Company will generate adequate working capital during 2001 to support planned expenditures. Additional opportunities to invest in oil and gas properties will be pursued if they can be completed with equity financing.

Item 7. Financial Statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     There have been no changes in accountants since February 8, 2000 when the company hired Sartain Fischbein & Company. There have been no disagreements with accountants.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.


     The executive officers and directors of the Company and their ages are as follows:


   Name                           Age           Position
   ----                           ---           --------

  Norman L. Peterson              61            Chief Executive Officer,
                                                Treasurer, Chairman of the Board

  Bryan S. Ferguson               38            President

  John Garrison                   48            Director

  John R. Dixon                   67            Director

  Elliott M. Kaplan               49            Director

  John L. Hersma                  53            Director


     Norman L. Peterson has been Chief Executive Officer, Treasurer and Chairman of the Board of Directors of the Company since it began active operations in April of 1999. From 1974 to 1979, he was a senior officer, director and stockholder of the holding company that owned Platte Valley Bank and Trust Company as well as a director and shareholder of the bank. From 1988 to 1996, he was chairman and chief executive officer of Advanced Financial, Inc. a publicly held mortgage lending financial institution located in Shawnee, Kansas. From 1984 through December 2000, he was also president of Peterson and Sons Holding Company, a privately held investment and financial consulting company. From the period 1996 to 1999, Mr. Peterson operated as an independent businessman performing consulting work for finance and banking related activities.

     Bryan Ferguson was named President of the Company in January 2001. He is a Registered Professional Geologist who received a Bachelor of Science Degree in Geology from Emporia State University in 1984. He has over 15 years of experience in prospect evaluation, prospect generation, assessment and management in the oil field and engineering consulting industry. He began his professional career as a well-site geologist based in western Colorado in the middle 80's and for a period of approximately 10 years served as a project manager in environmental engineering for IT Corporation, an engineering and consulting company. He left IT Corporation in 1999 to join the management of the Company as Executive Vice President. His work experience includes electric log interpretation, cuttings interpretation, geological and geophysical data interpretation, ranking and high-grading of prospects for formulation of exploration strategy, basin analysis, risk assessment, ultimate potential and economic analyses, seismic interpretation, basin modeling, stratigraphic trap modeling, evaluation of structural relief prospects, near-surface static and velocity problems, surface topographic interpretation, market analyses, research, economic evaluation, AFE preparation and, industry forecast modeling.

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

     John R. Dixon has been a director of the Company since April 1999. He received a degree from the University of Kentucky in 1958 in electrical engineering. He has worked in the public utility industry and as a consultant to private industry regarding rate analysis, service-contract negotiations and related functions. He founded two consulting firms and served as director on several publicly traded companies. Mr. Dixon served as President of Synergy, Inc. from 1978 to 1982 and from 1982 to 1988 he served as CEO of HSD, Inc., a consulting, engineering and construction management firm. Since 1988, Mr. Dixon has acted as a private consultant to three private clients of HSD, Inc. and as a consultant to the public corporation that purchased HSD, Inc.

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

     John L. Hersma has been a director of our Company since 1999. A former Chief Operating Officer with AMSCO International, a healthcare equipment manufacturer, which was acquired by Steris, Inc. in 1996. Mr. Hersma has served in various sales, marketing and management capacities in the health care industry, retiring in July of 1996 to pursue personal business interests and investment strategies. Mr. Hersma graduated in 1968 with a degree in Business Administration and Marketing from Northern Illinois University.

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

Item 10. Executive Compensation

     Summary Compensation Table

     The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000. Except for Mr. Norman Peterson, no executive officer received or held any stock options, stock appreciation rights, stock grants or any other similar rights to receive additional compensation of any kind as of December 31, 2000.


                                                                                      Long Term Compensation
                                                                                      ----------------------
                            Annual Compensation                                Awards                     Payouts
                            -------------------                                ------                     -------
   (a)                  (b)        (c)            (d)         (e)         (f)          (g)           (h)          (i)
                                                             Other     Restricted
Name and                                                     Annual      Stock                       LTIP      All Other
Principal                                                   Compen-     Award(s)        Options/Payouts          Compen-
Position              Year       Salary($)      Bonus($)    sation($)       $        SARs(#)          ($)       sation($)
--------              ----       ---------      --------    --------    --------     -------         -----      ---------

Norman Peterson       2000            0            0            0            0            0            0            0
Chief                 1999            0            0            0       $17.00       62,500            0            0
Executive             1998            0            0            0            0            0            0            0
Officer


     Options/SAR Exercises and Holdings
     ----------------------------------

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2000.

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
                       End (#)                             End ($)                                     End ($)
Name                 On Exercise(#)              Realized($)      Exercisable/Unexercisable   Exercisable/Unexercisable
------------------------------------------------------------------------------------------------------------------

Norman L. Peterson         0             0            0               25,000/37,500               $6,000     $9,000


     There are no employment agreements between the Company and any of its executive officers.



Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information concerning the beneficial ownership of the Company's common stock as of March 27, 2001 for (a) each person known to the Company to be a five percent beneficial owner of the common stock;
(b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                     Amount and Nature               Percent
                                                            of                         of
Name and Address                  Title            Beneficial Ownership (1)           Class
----------------                  -----            ------------------------           -----

Norman L. Peterson              President                  440,000(2)                  3.0
4001 W. 104th Terrace         Treasurer and           Direct and Indirect
Overland Park, KS 66210          Chairman

Bryan Ferguson           Executive Vice-President          160,000(3)                  1.1
8119 Legler Road                                            Direct
Lenexa, KS  66219

John C. Garrison                 Director                  127,500(4)                   *
7211 High Drive                                             Direct
Prairie Village, KS  66208

Eliot M. Kaplan                  Director                   52,500(5)                   *
1102 Grand Blvd, 15th Floor                                 Direct
Kansas City, MO 64106

John R. Dixon                    Director                  115,000(6)                   *
9919 High Drive                                             Direct
Leawood, KS 66206

John L. Hersma                   Director                  215,000(7)                  1.4
13113 Cedar                                                 Direct
Leawood, KS 66209

All officers and directors
as a group                                               1,110,000                     7.3

Peterson and Sons Holding Company                        3,975,875(8)                 26.8
4001 W 104th Terrace                                        Direct
Overland Park, KS 66207

Owen Enterprises, LLC                                    1,283,090(9)                  8.4
11011 King Street, Suite 260                                Direct
Overland Park, KS 66210

Trend Capital Corp                                       1,220,000                     8.2
2383 King George Hwy, #210                                  Direct
White Rock, BC, Canada V4A 5A4

Torreon Holdings, Inc.                                  11,650,300(10)                45.1
3290 S. Camino del Sol, Ste. 140                            Direct
Green Valley, AZ 85614

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

(2) Includes 412,500 shares held in the name of Ivalynn Peterson, Mr. Peterson's wife, and options to acquire 25,000 shares which may be exercised within the next 60 days. Excludes 3,975,875 shares held by Peterson and Sons Holding Company. Mr. Peterson has no ownership interest in Peterson and Sons Holding Company but served as President until his resignation in December 2000 and may be deemed to previously have held voting control of such shares.

(3) Includes options to purchase 140,000 shares which may be exercised within the next 60 days.

(4) Includes options to purchase 75,000 shares which may be exercised within the next 60 days.

(5) Includes options to purchase 25,000 shares which may be exercised within the next 60 days.

(6) Includes options to purchase 37,500 shares which may be exercised within the next 60 days.

(7) Includes options to purchase 25,000 shares which may be exercised within the next 60 days.

(8) Established by Norman L. Peterson in 1984 for his adult sons, Mark Peterson and Steve Peterson, Norman L. Peterson has no ownership interest in Peterson and Sons Holding Company and disclaims any beneficial interest in the shares owned thereby. Mr. Peterson was the president of Peterson and Sons Holding Company until his resignation in December 2000 and may, pursuant to such office, have been deemed to have had voting control of such shares.

(9) Includes options to purchase 450,000 shares which may be exercised within the next 60 days.

(10) Includes warrants to purchase 11,000,000 shares which may be exercised within the next sixty days. The warrants are exercisable at a price of $3.00 per share and expire June 20, 2001.

     There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 12. Certain Relationships and Related Transactions.

     On March 15, 1999, Peterson and Sons Holding Company, a five percent beneficial owner, acquired 7,250,000 shares of the Company's common stock ("restricted securities") from Jeannie Hullinger, who was then President and a director of the Company. Empire did not receive any of the proceeds from the sale transaction.

     On March 24, 1999, Owen Enterprises, LLC, a five percent beneficial owner, was granted options to purchase 600,000 shares of common stock at a price of $0.60 per share. This option is exercisable immediately and will expire March 24, 2001. Owen Enterprises exercised options for 150,000 shares during the year.

     On March 24, 1999, directors of the Company, Norman Peterson, John Dixon, John Garrison, John Hersma and Eliot Kaplan, were each granted options to purchase 62,500 shares of common stock at a price of $0.60 per share. Options for 12,500 shares each are vested immediately and a like amount are vested on March 24 of each succeeding year if the grantee is still a director of the company. These options will expire on March 23, 2004. John Dixon exercised options for 12,500 shares during 1999.

     On May 11, 1999, Bryan S. Ferguson was granted options to purchase 150,000 shares of common stock at a price of $1.00 per share. Options for 50,000 shares are vested immediately and a like amount will vest each July 1 if the grantee is still an officer of the company. The option will expire on June 30, 2002. Bryan Ferguson exercised options for 10,000 shares during the year.

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

     On July 1, 2000, Bryan S. Ferguson was granted options to purchase 100,000 shares of common stock at a price of $2.50 per share. Options for 50,000 shares are vested immediately, 25,000 shares are vested July 1, 2002 and 25,000 are vested July 1, 2003 if the grantee is still an officer of the company. These options will expire on June 30, 2005.

     The Company had an agreement with Owen & Associates IBG, LLC to provide consulting and management services and to provide use of various equipment and secretarial services for $12,500 per month through December 31, 2000. Owen & Associates IBG, LLC is 50 percent controlled by Owen Enterprises, LLC, and 50 percent controlled by Peterson and Sons Holding Company.

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

          (b) Form 8-K was filed November 6, 2000 reporting that the Company had announced an agreement in principle on November 1, 2000 to merge with Commonwealth Energy Corporation.
               Form 8-K/A was filed November 27, 2000 in reference to the agreement in principle November 1, 2000 to merge with Commonwealth Energy Corporation.
               Form 8-K/A was filed December 27, 2000 reporting the completion of definitive agreements on December 12, 2000 for the Company to merge with Commonwealth Energy Corporation.
               Form 8-K/A was filed March 23, 2001 in reference to the acquisition on February 8, 2000 of Omega International, Inc.
               Form 8-K was filed March 26, 2001 reporting the purchase on April 11, 2000 of substantially all the assets of Talisman Marketing, Inc., including the financial statements of the selling company. Form 8-K was filed March 27, 2001 reporting the purchase on June 20, 2000 of the majority of the outstanding stock on One E Group, Inc., including the financial statements of the acquired company. Form 8-K was filed March 28, 2001 reporting the sale on September 30, 2000 of the investment acquired June 20, 2000 in One E Group, Inc.
               Form 8-K was filed March 28, 2001 reporting the purchase on November 17, 2000 of an interest in a natural gas production property in Texas that is presently under development.

                   EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



Independent Auditors' Report                                     F-2

Independent Auditors' Report                                     F-3

Consolidated Balance Sheet                                       F-4

Consolidated Statements of Operations                            F-5

Consolidated Statements of Stockholders' Equity                  F-6 to F-9

Consolidated Statements of Cash Flows                            F-10 to F-11

Notes to Consolidated Financial Statements                       F-12 to F-29

Supplemental Information (Unaudited)                             F-30

                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Empire Energy Corporation (formerly Medivest, Inc.)
(A Development Stage Company)


We have audited the accompanying consolidated balance sheet of Empire Energy Corporation and Subsidiaries (formerly Medivest, Inc.) (A Development Stage Company) as of December 31, 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and the amounts for the years ended December 31, 2000 and 1999 included in the cumulative period from March 21, 1995 (inception) to December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Energy Corporation and Subsidiaries, (A Development Stage Company) as of December 31, 2000 and the results of their operations, and their cash flows for the years ended December 31, 2000 and 1999 and the amounts for the years ended December 31, 2000 and 1999 included in the period from March 21, 1995 (inception) to December 31, 2000 in conformity with generally accepted accounting principles.




Tulsa, Oklahoma                                /S/  Sartain Fischbein & Co.
February 19, 2001                                   Certified Public Accountants

                          INDEPENDENT AUDITORS' REPORT


Board of Directors
Empire Energy Corporation (formerly Medivest, Inc.)
(A Development Stage Company)

We have audited the statements of operations, changes in stockholders' deficit and cash flows for the year ended December 31, 1998 and for the period from March 21, 1995 (inception) to December 31, 1998 of Empire Energy Corporation (formerly Medivest, Inc. (a development stage company). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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


                                        /s/  Robinson, Hill & Co.


Salt Lake City, Utah
February 3, 1999

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
December 31, 2000
--------------------------------------------------------------------------------


ASSETS

Cash                                                               $     40,351
Account receivable - trade, no
 allowance deemed necessary                                               9,675
Marketable securities                                                     4,832
                                                                   ------------

Total current assets                                                     54,858
                                                                   ------------

Oil and gas properties, using full cost accounting:
    Not subject to amortization                                       2,062,661
                                                                   ------------

Other Assets:
    Furniture and equipment, net of
     accumulated depreciation of $2,464                                  25,117
    Deposits and other                                                   26,349
    Investment in and advances to affiliate                             102,842
                                                                   ------------

Total other assets                                                      154,308
                                                                   ------------

Total assets                                                       $  2,271,827
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities                      $     50,949
     Note payable - related party                                        12,500
     Convertible debenture                                               20,000
                                                                   ------------
Total current liabilities                                                83,449
                                                                   ------------

Stockholders' Equity
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 15,496,062                                          15,496
     Additional paid in capital                                      11,909,794
     Treasury stock, 750,000 shares at cost                          (1,125,000)
     Accumulated other comprehensive loss - unrealized
         loss on available for sale securities                           (8,451)
     Previous accumulated deficit                                    (1,867,999)
     Accumulated deficit during development stage                    (6,735,462)
                                                                   ------------

Total stockholders' equity                                            2,188,378
                                                                   ------------

Total liabilities and stockholders' equity                         $  2,271,827
                                                                   ============


--------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
---------------------------------------------------------------------------------------------------------------------
For The Years  Ended  December  31,  2000 and 1999 and the Period from March 21,
1995 (inception) to December 31, 2000
---------------------------------------------------------------------------------------------------------------------

                                                                       December 31,
                                                            ----------------------------------          Cumulative
                                                                2000                 1999             Since Inception
                                                            ------------          ------------        ---------------

Oil and gas sales                                           $    487,979          $     69,401          $    557,380

Expenses:
    Lease operating                                               13,406                 1,100                14,506
    Depreciation, depletion, amortization and
      impairment                                                 289,948                90,802               380,750
    General and administrative                                   544,557               570,838             1,178,590
                                                            ------------          ------------          ------------
Operating loss                                                  (359,932)             (593,339)           (1,016,466)

Other income (expense):
    Interest expense, net                                         (7,894)              (76,750)              (84,644)
    Equity in net loss of investment                              (9,089)                 --                  (9,089)
    Loss on sale of available-for-sale securities                 (7,996)                 --                  (7,996)
                                                            ------------          ------------          ------------
    Loss from continuing operations before
           taxes and extraordinary item                         (384,911)             (670,089)           (1,118,195)

Provision for income taxes                                          --                    --                    (300)
                                                            ------------          ------------          ------------

Loss from continuing operations before
  extraordinary item                                            (384,911)             (670,089)           (1,118,495)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                                --                    --                 255,528
                                                            ------------          ------------          ------------

Loss from continuing operations                                 (384,911)             (670,089)             (862,967)

Discontinued operations:

  Loss from operations of discontinued
    segments, net                                             (5,872,495)                 --              (5,872,495)
                                                            ------------          ------------          ------------

Net loss                                                    $ (6,257,406)         $   (670,089)         $ (6,735,462)
                                                            ============          ============          ============

Basic loss per common share:
  Loss before extraordinary item                            $       (.03)         $       (.06)
  Extraordinary item                                                --                    --
                                                            ------------          ------------

  Loss from continuing operations                                   (.03)                 (.06)
  Loss from discontinued operations                                 (.45)                 --
                                                            ------------          ------------

  Net loss per share                                                (.48)                 (.06)
                                                            ============          ============

Weighted average shares outstanding                           12,916,092            10,882,785
                                                            ============          ============

-----------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------

Balance at March 21, 1995
(Inception)                             91,178    $        91    $ 1,608,671   $       --     $(1,867,999)   $    --     $      --

Issuance of stock to creditors
in satisfaction of
debt at $.99 per
share on 2/21/97                           870           --              867           --            --           --            --

Issuance of stock to former
directors for $7,000
of services rendered at
$.072 per share on 9/5/97               97,225             97          6,903           --            --           --            --

Shares returned for no
consideration and canceled
on 9/8/97                               (7,675)            (8)             8           --            --           --            --

Issuance of stock for cash
 at $.0027 per share on
10/29/98                             7,500,000          7,500         12,500           --            --           --            --

Issuance of stock for cash
 at $.01 per share on
11/5/98                              3,000,000          3,000         27,000           --            --           --            --

Issuance of stock for
 $13,532 of services
rendered at $0.054 per
 share on 12/23/98                     250,000            250         13,282           --            --           --            --

Net income for the period                 --             --             --                           --           --         192,033
                                   -----------    -----------    -----------   ------------   -----------    ---------   -----------

Balance at December 31, 1998        10,931,598         10,930      1,669,231           --      (1,867,999)        --         192,033


------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------
Issuance of stock to
directors for services at
$.0066 per share on 3/24/99            12,500            13             70         --          --             --             --

Issuance of stock to a
consultant for services at
$2.125 per share at 11/9/99            10,000            10         21,240         --          --             --             --

Shares returned for no
consideration and
cancelled on 4/29/99                  (15,181)          (15)            15         --          --             --             --

Exercise of stock
options on 12/21/99                    12,500            13          7,487         --          --             --             --

Intrinsic value of
beneficial conversion feature            --            --           52,500         --          --             --             --

Conversion of debt
to common stock
(10/04/99 to 11/9/99)                 157,500           158        162,814         --          --             --             --

Stock based compensation
for non-employee stock
options granted on
3/24/99 and 8/10/99                      --            --          128,701         --          --             --             --

Net loss for the year                    --            --             --           --          --             --          (670,089)
                                  -----------     -----------   -----------    -----------  ---------    ---------       ---------

Balance at December 31, 1999       11,108,917        11,109      2,042,058         --      (1,867,999)        --         (478,056)



------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------

Shares issued for cash at $3.00 per
share (3/8/00 to 4/7/00) in
conjunction with
a private placement, net of
$31,000 of offering costs             105,800             106         286,294       --             --            --            --

Conversion of debt to common
stock (2/2/00 to 4/14/00)             342,500             343         366,749       --             --            --            --

Issuance of shares in connection
with acquisition
of Omega on 2/8/00 with fair
value of $3.00 per share              560,000             560       1,679,440       --             --            --            --

Exercise of options on 3/25/00         50,000              50          29,950       --             --            --            --

Issuance of stock for consulting
services to an
unrelated individual at
$3.604 per share on 4/5/00             12,000              12          43,235       --             --            --            --

Issuance of shares in connection
with acquisition
of Talisman on 4/11/00 with
fair value of $3.50 per share         562,150             562       1,966,963       --             --            --            --

Issuance of shares in connection
with acquisition of One E Group
on 6/20/00 with fair value of
$2.50 per share                       846,675             846       2,115,842       --             --            --            --

Fair value of 11,000,000 warrants
granted in connection with
acquisition of computer service
company                                  --              --            11,000       --             --            --            --



-----------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these consolidated financial statements.



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------

Issuance of stock for payment
of well costs incurred on
6/29/00 with a fair value
of $3.00 per share                    14,020            14        42,046          --             --             --             --

Exercise of options on
7/15/00 and 7/20/00                   110,000           110        69,840          --             --             --             --

750,000 shares returned in
connection with sale of
computer service company on
9/30/00 with a fair value
of $1.50 per share                      --            --       1,125,000    (1,125,000)          --             --             --

Capital contribution on
forgiveness of related
party debt in connection
with sale of computer
service company                         --            --          63,000          --             --             --             --

Issuance of shares in connection
with purchase of undeveloped oil
and gas properties on 11/17/00
with a fair value of $1.156
per share                          1,784,000         1,784     2,060,877          --             --             --             --

Intrinsic value of beneficial
conversion feature                      --            --           7,500          --             --             --             --

Other comprehensive loss                --            --            --            --             --           (8,451)          --

Net loss for year                       --            --            --            --             --             --       (6,257,406)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at December 31, 2000      15,496,062   $    15,496   $11,909,794   $(1,125,000)   $(1,867,999)   $    (8,451)   $(6,735,462)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.





EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2000 and 1999 And The Period From March 21, 1995 (Inception) to December 31, 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                        December 31,
                                                              --------------------------------           Cumulative
                                                                  2000                1999             Since Inception
                                                              -----------          -----------         ---------------

Cash Flows From Operating:
  Net loss                                                    $(6,257,406)         $  (670,089)         $(6,735,462)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Common stock issued for services                             43,198               21,333              103,517
      Intrinsic value of beneficial conversion
           feature                                                  7,500               52,500               60,000
      Stock based compensation for non-employee
          stock options granted                                      --                128,701              128,701
      Depreciation, depletion, amortization and
          impairment                                              289,948               90,802              380,750
      Equity in net loss of investment                              9,089                 --                  9,089
      Loss on sale of available-for-sale securities                 7,996                 --                  7,996
      Depreciation depletion, amortization and
          impairment of assets included in
          discontinued operations                               5,639,880                 --              5,639,880

Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                   37,565              (28,300)               9,265
      (Increase) decrease in prepaid expenses                       6,175               (1,000)               5,175
      Increase (decrease) in accounts payable                      11,007               28,702             (236,310)
      Decrease in customer deposits                                (7,150)                --                 (7,150)
                                                              -----------          -----------          -----------

Net Cash Used in Operating Activities                            (212,198)            (377,351)            (634,549)
                                                              -----------          -----------          -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                         (192,307)            (143,919)            (336,226)
      Decrease in deposits and other assets                        28,202                 --                 28,202
      Proceeds from sale of available-for-sale
        securities                                                 59,918                 --                 59,918
      Cash acquired in acquisitions                                77,364                 --                 77,364
      Investment in and advances to affiliate                    (111,931)                --               (111,931)
      Purchase of furniture and equipment                         (19,618)              (7,974)             (27,592)
                                                              -----------          -----------          -----------

Net Cash Used in Investing Activities                            (158,372)            (151,893)            (310,265)
                                                              -----------          -----------          -----------


---------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial statements.




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2000 and 1999 And The Period From March 21, 1995 (Inception) to December 31, 2000 (Continued)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             December 31,
                                                                                     -----------------------------     Cumulative
                                                                                        2000              1999       Since Inception
                                                                                     -----------       -----------   ---------------
Cash Flows From Financing Activities:
    Proceeds from note payable                                                              --                --             35,000
    Payment of note payable                                                                 --                --            (35,000)
    Proceeds from notes payable - related parties                                         22,500            52,500           75,000
    Payments on notes payable - related parties                                          (53,735)             --            (53,735)
    Proceeds from convertible debt                                                        20,000           500,000          520,000
    Proceeds from issuance of common stock                                               386,400             7,500          443,900
                                                                                     -----------       -----------      -----------

Net Cash Provided by Financing Activities                                                375,165           560,000          985,165
                                                                                     -----------       -----------      -----------

Net Increase in Cash                                                                       4,595            30,756           40,351

Cash, beginning of year                                                                   35,756             5,000             --
                                                                                     -----------       -----------      -----------

Cash, end of year                                                                    $    40,351       $    35,756      $    40,351
                                                                                     ===========       ===========      ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                                                $      --         $      --        $       300
    Interest paid                                                                          8,787              --               --

Supplemental Disclosure Of Non-Cash Investing And Financing Activities
    Conversion of convertible debt to common
       stock including accrued interest of $24,592                                   $   367,092       $      --        $   524,592
    Assets acquired for stock and warrants                                             5,775,213              --          5,775,213
    Stock issued for oil and gas properties                                            2,104,718              --          2,104,718
    Other comprehension loss                                                               8,451              --              8,451
    Treasury stock acquired and debt forgiven in
       in exchange for assets and additional paid
       in capital                                                                      1,188,000              --          1,188,000


------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial staements.

                                      F-11

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


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

Investments and Accumulated other Comprehensive Loss: Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive income, net of applicable income taxes. Costs of securities sold are recognized using the specific identification method.

The Company accounts for its 39% investment in a real estate development company under the equity method. At September 30, 2000, the Company had purchased $4,375 of stock of the real estate company and had advanced $100,000 in the form of a demand note receivable (See Note 6). Due to operating losses incurred by the real estate company, the Company's $4,375 investment has been reduced to zero at December 31, 2000. Since the Company has advanced funds to this entity, the Company recorded additional equity in the net loss of this entity of $4,714 based on debt advance by the Company to total advances to the entity.

Deposits and Prepaid Expenses: Deposits and expenses paid in advance are deferred and recognized when the expense is realized. Amounts expected to be realized within one year are recorded as current assets.



--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Furniture and Equipment: Expenditures for furniture and equipment are recorded at cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense.

Depreciation is provided over the estimated useful lives of the related assets, which range from 5 to 7 years, using the straight-line method for financial accounting purposes.

Oil and Gas Properties: The Company follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. No internal overhead costs have been capitalized to date.

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

The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties. In 2000 and 1999, the Company recorded an impairment expense of $287,869 and $90,417, respectively, to write-off costs of completed wells to the extent that those costs exceed the "ceiling test".


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


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

Impairment of Long-Lived Assets: The Company follows Statement of financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During 2000, the Company recorded an impairment of goodwill (which is included in discontinued operations) for $5,432,009 related to the purchase of Omega, Talisman, and One E Group (See Note 3).

The Company impaired inventory and fixed assets acquired in the Talisman acquisition of approximately $243,000.

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


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


1.     ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Loss Per Share: Basic earnings per share of common stock was computed by dividing the loss applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted loss per share is not presented because all potential common shares are anti-dilutive.

Use of Estimates: The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments: The carrying amount of financial instruments including cash, accounts receivable, accounts payable and accrued expenses approximated fair value as of December 31, 2000 because of the relatively short maturity of these instruments.

It is not practical to estimate the fair value of related party notes due to the inability to estimate fair value without incurring excessive costs.

The carrying amounts of convertible debentures approximates fair value as of December 31, 2000 because interest rates on these instruments approximate market interest rates.


2.     DEVELOPMENT STAGE COMPANY

The Company's operations since its charter was reinstated March 21, 1995, have primarily involved oil and gas exploration, development and production in north-central Tennessee. During the fourth quarter of 2000, the Company acquired a 44.6% working interest in oil and gas properties in Texas. The Company is also interested in expanding its oil and gas operations into an international setting (primarily Central America and Africa) but has not yet obtained any exploration or similar rights in any Central American or African country.

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

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


2.     DEVELOPMENT STAGE COMPANY (CONTINUED)

In addition, the Company has raised and is in the process of raising debt and equity capital (see Notes 7 and 10). There can be no assurances the Company will be successful in development and implementation of its business plan or raising additional capital.


3.     ACQUISITIONS

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ("Omega") in exchange for 560,000 shares of the Company's common stock. Omega focused on business opportunities in Africa, primarily the purchase and resale of minerals in Ghana. The market value of the Company's common stock on the date of the transaction was $3.00 per share. The transaction was accounted for as a purchase. Due to the limited operating history of Omega, the excess of the purchase price over net assets acquired was immediately impaired and expensed. These financial statements consolidate the financial position and results of operations of the Company and Omega, since the date of acquisition. All intercompany items have been eliminated. Due to uncertainty in target areas, Omega is inactive and its operations are reflected in the accompanying financial statements as discontinued operations.

On April 12, 2000 the Company acquired substantially all the assets of Talisman Marketing, Inc. ("Talisman"), an unrelated marketing company, in exchange for 562,150 shares of the Company's common stock. The market value of the Company's common stock on the date of the transaction was $3.50 per share. The transaction was accounted for as a purchase. Due to the limited operating history of Talisman, the excess of the purchase price over net assets acquired was immediately impaired and expensed. These financial statements consolidate the financial position and results of operations of the Company and Talisman, since the date of acquisition. All intercompany items have been eliminated. Talisman has become inactive and its operations are reflected in the accompanying financial statements as discontinued operations.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


3.     ACQUISITIONS (CONTINUED)

On June 20, 2000 the Company acquired a majority ownership interest in One E Group, Inc. ("One E Group"), an unrelated computer services company, in exchange for 846,675 shares of the Company's common stock, and warrants to purchase 11,000,000 shares of the Company's common stock at $3.00 per share. The market value of the Company's common stock on the date of the transaction was $2.50 per share. The warrants expire one year from the date of the transaction (June 20, 2001) and if not exercised are callable at $.001 per share 60 days after the Company's common stock trades at $5.55 for 30 consecutive days. The Company recorded an additional cost of $11,000 related to the warrants at their estimated fair value of $.001 per share. The transaction was accounted for as a purchase. In August 2000, One E Group lost the services of critical personnel and key proposed contracts. As a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities (See note
5).

The following is a summary of the acquisitions:


                                                           Marketing             One E
                                         Omega              Company               Group                 Total
                                      -----------          -----------          -----------          -----------
Purchase price equal to the
  estimated market value of
  common stock and warrants
  issued                              $ 1,680,000          $ 1,967,525          $ 2,127,688          $ 5,775,213

Net Assets Acquired                         8,080               59,013              276,111              343,204
                                      -----------          -----------          -----------          -----------

Excess of the purchase price
  over the assets acquired              1,671,920            1,908,512            1,851,577            5,432,009

Impairment recognized                  (1,671,920)          (1,908,512)          (1,851,577)          (5,432,009)
                                      -----------          -----------          -----------          -----------

Net                                   $      --            $      --            $      --            $      --
                                      ===========          ===========          ===========          ===========


Pro forma results of operations for 2000 and 1999 are as follows assuming the acquisitions had taken place as of January 1 of each respective year:


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


3.     ACQUISITIONS (CONTINUED)

                                                       Year Ended December 31,
                                                       2000             1999
                                                   ------------    -------------

Pro forma loss from discontinued operations        $ (6,517,566)   $ (2,528,626)
Pro forma net loss                                   (6,902,477)     (3,198,715)
Pro forma loss per share                                   (.51)           (.25)
Pro forma weighted average shares outstanding        13,552,880      12,851,610



Pro forma revenues and results from continuing operations are consistent with the amounts in the consolidated statements of operations.


4.     OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

The properties in Tennessee are being developed, completed and placed into production when oil is located in apparent reasonable quantities. The geological structures are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves. As drilling of a specific well is finished, a determination is made to complete the well and begin production or treat the well as unsuccessful. Costs of successful wells are added to the full cost amortization calculations when production begins. Costs of unsuccessful wells are added to the full cost amortization calculation when that determination is made. Because of the engineering uncertainty described above and the inability to identify proven reserves, all amounts added to the full cost amortization calculation are immediately considered impaired and charged to operations.

During 2000 and 1999, $234,367 and $90,417, respectively in development costs were incurred for completed wells. These costs were added to the full cost amortization calculation and considered impaired. Also, during 2000, development costs of $53,502, incurred in 1999 for wells under development, were added the full cost amortization calculation when the wells were complete and considered impaired.

In November and December 2000, the Company issued 1,784,000 shares of common stock with a fair value of $2,062,661 (based on a closing market price on November 17, 2000 of $1.1562 per share) for a 44.6% working interest in an undeveloped gas property of approximately 704 acres in Leon County, Texas. Subsequent to December 31, 2000, the Company issued an additional 20,000 shares of common stock for an additional .5% working interest in this project.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


4.     OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION (CONTINUED)

The property includes One well that is under development with completion expected during the first half of 2001. Future development of additional wells on the property will be evaluated in conjunction with the results of this first well.

The cost of this well will be included in the full cost amortization calculation upon the completion of the well and the beginning of production or the determination that the well is unsuccessful.

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

The per barrel amount of amortization and impairment expense incurred during 2000 and 1999 was $12.87 and $23.01, respectively based on company sales of $487,979 and $69,401, respectively from 22,367 and 3,946 barrels of oil, respectively.


5.     DISCONTINUED OPERATIONS

During 2000, the Company acquired Omega, Talisman and One E Group (see Note 3). Due to uncertainty in target countries of Omega, management decided in the third quarter of 2000, to discontinue operations. Subsequent to the purchase of Talisman, key personnel left resulting in management discontinuing this operation in the second quarter of 2000. In August 2000, One E Group lost the services of critical personnel and proposed contracts, resulting in management discontinuing the operations.

Net sales from the discontinued segments included in Loss from Discontinued Operations in the accompanying consolidated statement of operations is $9,382 in 2000. As the segments were acquired in 2000, there was no revenue in 1999.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


5.     DISCONTINUED OPERATIONS (CONTINUED)

In September 2000, the Company sold its investment in One E Group and any claims the Company may have against the sellers of that investment, to a major Company stockholder and received 750,000 shares of the Company's common stock in exchange. In addition, One E Group forgave an outstanding note receivable from a subsidiary of the Company of approximately $203,000. The reacquired Company stock is reflected as treasury stock on the balance sheet and the net loss from the discontinued operations of the subsidiary is stated separately from operating results in the statement of income. The excess of the debt forgiven over the net assets of One E Group at the date of sale of $63,000 is reflected as an additional paid in capital due to the related party nature of the transaction.

The sale of One E Group was recorded as follows:

                  Net assets sold                $  (140,633)
                  Debt forgiven                      203,633
                  Market value of 750,000
                  shares of the Company's
                  common stock                     1,125,000
                                                 -----------

                          Capital contribution   $ 1,188,000
                                                 ===========

During the fourth quarter of 2000, management determined that the continued passage of time reduced the chances that value would be realized from inventory and fixed assets of Talisman and as a result recorded an impairment of approximately $243,000.

There are no significant remaining assets of the discontinued operations as of December 31, 2000.

6.     INVESTMENT IN AND ADVANCES TO AFFILIATE

During 2000, the Company acquired a 39% interest in a real estate company for $4,375. In addition, the Company advanced $100,000 in the form of an unsecured demand note, with interest at 10%.

The Company's investment and advances at December 31, 2000 are summarized as follows:

         Initial investment                                 $    4,375
         Unsecured demand note                                 100,000
         Accrued interest receivable on demand note              7,556
         Equity in loss of affiliate                            (9,089)
                                                            ----------
                                                            $  102,842
                                                            ==========

--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


7.     NOTE PAYABLE AND CONVERTIBLE DEBENTURE

Note payable and convertible debenture consist of the following at December 31, 2000:

       Notes payable - related party,
       interest at 10%, due on demand.
       The note is uncollateralized.                          $  12,500
                                                              =========

       Convertible debentures, interest
       at 12%, due August 31, 2001. The note is
       convertible upon issuance on a $2.00
       for One share basis into shares of
       common stock.                                          $  20,000
                                                              =========

During 2000, the Board of Directors approved the sale of $3,000,000 of convertible debentures, which will carry interest at 12% and convert to common stock on a $2.00 for one share of common stock. Common stock issued upon conversion has automatic piggyback registration rights. The Company sold $20,000 as of December 31, 2000 and discontinued the further sale of these debentures.

Individual purchases of $20,000 and $190,000 in 2000 and 1999, respectively, of convertible debentures were acquired at a time when the conversion price was less than the market value of the Company's stock on the date of purchase. As a result, the Company has recorded an additional $7,500 and $52,500 of intrinsic value for the beneficial conversion feature in 2000 and 1999, respectively, which is recorded as interest expense in the accompanying statements of operations.


8.     INCOME TAXES

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


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


8.     INCOME TAXES (CONTINUED)

Components of the net deferred tax asset at December 31, 2000 are as follows:

          Deferred Tax Asset:
                Net operating loss carryforward            $ 147,000
                Impairment of fixed assets and inventory      36,000
                Other                                         (3,000)
                Less valuation allowance                    (180,000)
                                                           ---------

          Net Deferred Tax Asset                           $    --
                                                           =========

The provision for income taxes is as follows:

                            Year Ended December 31,
                            -----------------------              Cumulative
                        2000                   1999           Since Inception
                       ------                 ------          ---------------

    Current           $       -              $       -             $  300
    Deferred                  -                      -                  -
                     ----------             ----------             ------

                      $       -              $       -             $  300
                      =========              =========             ======

At December 31, 2000, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $970,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability may be restricted. The amounts of operating loss carryforwards expire in varying amounts through 2020. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided. The valuation allowance increased $75,000 and $105,000, respectively during 2000 and 1999 related to the increase in the net operating losses and other deferred tax assets.

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2000 and 1999 and the period from March 21, 1995 (inception) to December 31, 2000:

                                 Year Ended December 31,
                                 -----------------------            Cumulative
                                    2000         1999            Since Inception
                                  --------     --------          ---------------

    Statutory rate                   15.0%        15.0%                 15.0%
    Net operating losses            (15.0%)      (15.0%)               (15.0%)
                                  --------     --------              --------

    Company's effective rate             -%           -%                   -%
                                  =========    =========             ========


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


9.     AGREEMENTS

Office Lease: The Company entered into a sublease agreement for office space on April 1, 1999, with an entity related through common ownership. The sublease required monthly rent of $2,250 plus common area charges through December 31, 2000. The Company paid $27,000 and $20,000 of rent under this agreement during 2000 and 1999, respectively.

In the fourth quarter of 2000, the Company entered into a three-year office lease with an unrelated third party. The first rent payment of $4,176 is due in January 2001.

From March 21, 1995 (inception) to March 31, 1999 all activities of the Company were conducted by corporate officers from either their homes or business offices. Currently, there are no outstanding debts owed by the Company for the use of these facilities and there are no commitments for future use of the facilities.

Minimum lease payments under noncancellable operating leases are as follows:

             Year Ending December 31
             -----------------------

                      2001                                   $ 50,199
                      2002                                     51,243
                      2003                                     47,850
                                                             --------

                                                             $149,292
                                                             ========

Consulting Agreements: The Company had an agreement with an entity related through common ownership to provide consulting and management services and to provide use of various equipment and secretarial services for $12,500 per month through December 31, 2000.

The Company had an agreement with an entity related through common ownership to investigate certain business opportunities for $3,000 per month. The agreement was completed effective December 31, 1999.

The Company paid $150,000 and $139,500 for services under the above agreements during 2000 and 1999, respectively.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


9.     AGREEMENTS (CONTINUED)

Participation and Operating Agreements: In 1999, the Company entered into a Participation and Operating Agreement with an unrelated third party (the "Operator") to participate in oil and gas exploration in Tennessee. The agreement provides the Company a 60% working interest in the property in exchange for paying a similar share of costs on wells as offered. The Company has expended approximately $336,000 and issued 14,020 shares of common stock with a fair value of approximately $42,000 through December 31, 2000 for costs associated with the exploration and drilling of wells. These costs were included in oil and gas properties in the accompanying balance sheet and impaired under the full cost ceiling test.

In addition, the Company acquired a 51% interest in an unrelated third party approved to negotiate concessionary drilling rights to produce oil and gas in Central America. Should the venture be successful in achieving the concessions, the Company agreed to pay two-thirds of well costs up to $1,000,000. During 2000 and 1999, the Company expensed approximately $15,000 and $27,000, respectively of costs associated with pursuing the concessions in Central America. Should the Company be successful in obtaining the concession and generating revenue, 250,000 of the existing non-qualified stock options to consultants will vest. No concessions have been obtained to date.


10.    STOCKHOLDERS' DEFICIT

Stock For Services and Debt: During 1997, the Company issued 97,225 shares of common stock to former directors for services performed of $7,000 or $.072 per share and 870 shares to creditors in satisfaction of trade payables. Additionally, the Company entered into a Consultant Compensation Agreement with legal counsel. The Company agreed to issue shares of common stock for services performed by legal counsel. The total number of shares that could be issued under the agreement could not exceed 10 percent of the outstanding common stock of the Company on the date of issuance. During 1998, the Company issued 250,000 shares for services performed of $13,532 or an average of $.054 per share. The agreement required the shares to be registered, which was completed in October 1999.

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


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


10.    STOCKHOLDERS' DEFICIT (CONTINUED)

In April 2000, the Company issued 12,000 shares of common stock to an unrelated consultant for services performed. The shares were valued at the fair value of the stock at the date the services were completed of $3.60 per share.

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

Conversion of Debt: From October 1999 to April 2000, holders of $500,000 of convertible debentures, converted their debentures plus $24,591 of accrued interest into 500,000 shares of common stock.

Change in Ownership: In March 1999, a current major stockholder acquired 7,250,000 shares (68.6%) of the Company's outstanding common stock from the former majority stockholder for $19,000 cash or $.0026 per share.

Stock Option Plan: During 1999, the Company adopted a Stock Option Plan (the "Plan") that provides for qualified and non-qualified plans. The Plan covers an aggregate 2,500,000 shares of common stock. The qualified incentive plan is administered by a committee appointed by the Board of Directors (Committee), and requires that options be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of 110% of the fair value of the common stock on the date of the grant. The options are immediately exercisable after the date of grant or upon vesting and expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock. The Company granted options for 100,000 and 200,000 shares of qualified options to employees during 2000 and 1999, respectively, of which for 127,500 shares are vested at December 31, 2000. During 2000, qualified options to purchase 10,000 shares of common stock at $1.00 per share were exercised.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


10.    STOCKHOLDERS' DEFICIT (CONTINUED)

The non-qualified plan is also administered by the Committee and is covered by the same 2,500,000 shares as the qualified incentive plan. The non-qualified plan provides that options may be granted at exercise prices and terms as determined by the Committee. The Company granted options for 12,000 shares in 2000 and 1,048,500 shares in 1999 to non-employees (of which 656,500 are vested). The Company granted non-qualified options for 412,500 shares (of which 237,500 are vested) to employees in 1999. During 2000, non-qualified options to purchase 150,000 shares of common stock at $.60 per share were exercised.

In January 2001, the Company granted two year options to consultants to purchase 325,000 shares of common stock, at $1.00 per share. Options for 75,000 shares of common stock were exercised during the first quarter of 2001.

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance of services is complete. The fair value of the equity instrument is determined using the Black-Scholes calculation method. The Company recorded compensation expense of $0 and $128,701, respectively related to the vested non-qualified options granted to non-employees during 2000 and 1999, respectively.

The following is a summary of the options granted under the Plan:

                                                              Exercise Price    Weighted Average
                                                  Options        Per Share        Exercise Price
                                                  -------        ---------        --------------

          Balance, December 31, 1998                     -    $            -        $      -
          Granted                                1,661,000        .60 - 1.00             .78
          Exercised                                (12,500)             (.60)           (.60)
                                               -----------    --------------         -------

          Balance, December 31, 1999             1,648,500        .60 - 1.00             .78

          Granted                                  112,000       2.00 - 2.50            2.45
          Exercised                               (160,000)       .60 - 1.00             .65
                                               -----------    --------------         -------

          Balance, December 31, 2000             1,600,500    $  .60 - $2.50         $   .91
                                               ===========    ==============         =======

--------------------------------------------------------------------------------





EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


10.    STOCKHOLDERS' DEFICIT (CONTINUED)

                                                         Weighted
                                                         Average          Weighted                          Weighted
        Range of                      Number            Remaining         Average           Number           Average
        Exercise                  Outstanding at        Contractual       Exercise      Exercisable at      Exercise
          Prices                 December 31, 2000         Life           Price        December 31, 2000      Price
      --------------             -----------------      -----------      ----------    -----------------    --------

      $0.60                          450,000             1 Year           $0.60              450,000         $0.60
       1.00 - 2.00                   738,000             2 Years           1.00              396,500          1.00
        .60                          312,500             4 Years            .60              125,000           .60
       2.50                          100,000             5 Years           2.50               50,000          2.50
                                   ----------                                              ---------

                                    1,600,500                                              1,021,500
                                    =========                                              =========

The range of exercise prices for the options outstanding at December 31, 2000 is $.60 - $2.50 with a weighted average contractual life of 2.3 years. The Company estimates that based on the vesting criteria of continued employment and services, approximately 100% of such options will eventually vest.

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been $(6,304,406) and $(.49) for the year ended December 31, 2000, $(716,569) and $(0.07) for the year ended December 31, 1999 and
$(6,782,462) for the period from March 21, 1995 (inception) to December 31,
2000.

For options granted during the year ended December 31, 2000 and 1999, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 8.50%, expected option life of 2 to 5 years, expected volatility of 20.46% and 35.32%, respectively and no expected dividend yield.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


10.    STOCKHOLDERS' DEFICIT (CONTINUED)

The following is a summary of warrants granted as discussed in Note 3:

                                                                     Exercise Price       Weighted Average
                                                      Warrants         Per Share           Exercise Price
                                                      --------         ---------           --------------

          Balance, December 31, 1999                           -     $          -            $      -
          Granted                                     11,000,000             3.00                3.00
                                                      ----------     ------------            --------

          Balance, December 31, 2000                  11,000,000     $       3.00            $   3.00
                                                      ==========     ============            ========

The warrants have a weighted average remaining contractual life of less than six months (expiring June 20, 2001), are fully vested and have a weighted average exercise price of $3.00.

Private Placement: The Board of Directors has approved the sale of 4,000,000 shares of the Company's common stock for $3.00 per share. To date, no shares have been sold.


11.    EXTRAORDINARY GAIN

On June 15, 1993, the Company emerged from bankruptcy and its charter was reinstated on March 21, 1995.

During the period from March 21, 1995 to December 31, 1997, the Company settled certain liabilities carried over from the bankruptcy in the amount of approximately $436,000 for approximately $180,500 resulting in an extraordinary gain of approximately $255,500.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


12.    PROPOSED ACQUISITION

On December 12, 2000, the Company entered into an agreement to acquire 100% of Commonwealth Energy Corporation ("Commonwealth") (a Canadian registered company) in a stock exchange. The Company will exchange approximately 5,429,758 shares of its stock for all the issued and outstanding common stock of Commonwealth. The purchase price for Commonwealth is $6,447,838 based on a market price of $1.1875 per share of the Company's common stock on the date the agreement was reached. Additionally, the Company will grant 488,084 options and 162,435 warrants to replace Commonwealth options and warrants currently outstanding. These Company options and warrants have exercise prices ranging from $1.20 to $2.70 and expire within approximately 6 months to 5 years of the agreement date.

In addition, Commonwealth is in the process of completing a private placement expected to be completed in 2001 prior to the closing of its acquisition by the Company. The private placement consists of 2,000,000 units, each unit consisting of one share of Commonwealth stock and one, two year warrant to purchase Commonwealth stock at $.30 (Canadian) per share of Commonwealth for total proceeds from the sale of units of approximately $345,000 (U.S.). If fully subscribed, 333,333 additional shares of the Company's common stock will be issued in exchange for the 2,000,000 shares of Commonwealth issued in the uncompleted private placement and 333,333 of Company warrants will be issued in exchange for the 2,000,000 Commonwealth warrants in the uncompleted private placement.

The acquisition is contingent on the majority approval of the Company's stockholders.


--------------------------------------------------------------------------------


                            EMPIRE ENERGE CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                      SUPPLEMENTAL INFORMATION (UNAUDITED)

The accompanying tables set forth information concerning the Company's oil and gas producing activities at December 31, 2000 and 1999 and for the years then ended, as required by Financial Accounting Standards (FAS) No. 69, Disclosure about Oil and Gas Producing Activities. The Company had no oil and gas operations prior to April 1999.

     Capitalized Costs Relating to Oil and Gas Producing
         Activities at December 31, 2000
     --------------------------------------------------

Unproved oil and gas properties                                                      $ 2,440,947
Proved oil and gas properties                                                              --
Support equipment and facilities                                                           --
                                                                                     -----------

                                                                                       2,440,947

Less accumulated depreciation, depletion,
    amortization, and impairment                                                         378,286
                                                                                     -----------
       Net capitalized costs                                                         $ 2,062,661
                                                                                     ===========

Costs Incurred in Oil and Gas Producing Activities For
    The Years Ended December 31, 2000 and 1999                       Year Ended December 31
                                                                --------------------------------
                                                                   2000                1999
                                                                -----------          -----------
Property acquisition costs:
     Proved                                                     $      --            $      --
     Unproved                                                     2,062,661                 --
Exploration costs                                                      --                   --
Development costs                                                   234,367              143,919
Amortization rate per equivalent barrel of production           $     12.87          $     23.01


Results of Operations For Oil and Gas Producing
Activities For The                                                     Year Ended December 31
Years Ended December 31, 2000 and 1999                             2000                 1999
                                                                -----------          -----------

Oil and gas sales                                               $   487,979          $    69,401
Gain on sale of oil and gas properties                                 --                   --
Gain on sale of oil and gas leases                                     --                   --
Production costs                                                    (13,406)              (1,100)
Exploration expenses                                                   --                   --
Depreciation, depletion, and amortization and
    impairment                                                     (287,869)             (90,417)
                                                                -----------          -----------

                                                                    186,704              (22,116)

Income tax expense                                                     --                   --
                                                                -----------          -----------
Results of operations for oil and gas producing
  activities (excluding corporate overhead and
   financing costs)                                             $   186,704          $   (22,116)
                                                                ===========          ===========

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. The Company has no proved reserves at December 31, 2000 or 1999.

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

Signatures                                  Title                       Date
----------                                  -----                       ----

 /s/Norman L. Peterson              Chairman, Director            April 10, 2001
 ---------------------              Principal Executive Officer
    Norman L. Peterson              Principal Financial Officer


/s/ John C. Garrison                Director                      April 10, 2001
----------------------
    John C. Garrison


/s/ John L. Hersma                  Director                      April 10, 2001
----------------------
    John L. Hersma