Form 10KSB/A
period 1999-12-31
EMPIRE ENERGY CORP
filed 2001-05-11
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-2
                                 Amendment No. 2



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



     During the three months ended December 31, 1999, the Company generated $69,401 in revenue from the sale of oil from its first producing oil well in Tennessee and incurred $1,100 in lease operating expense related to this well. Prior to October 1999 the Company generated no revenue but incurred operating expenses from the search for opportunities and the initial drilling of oil wells in Tennessee. During the year ended December 31, 1999, the Company generated a net loss of $843,682, including $90,802 in depletion and impairment expense from wells drilled and completed and $744,431 in Company operating expenses and expenses of pursuing proposed projects. These expenses were offset by gross profit of $68,301 received from oil production during the last three months of the year. During the year ended December 31, 1998, the Company had no significant business operations and generated a net loss ($8,634).



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





Tulsa, Oklahoma                          /S/  Sartain Fischbein & Co.
March 17, 2000, except for                    Certified Public Accountants
Note 2 as to which the date
is May 3, 2001

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
                                                                    -----------

Stockholders' Deficit
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 11,108,917                                          11,109
     Additional paid in capital                                       2,215,651
     Previous accumulated deficit                                    (1,867,999)
     Accumulated deficit during development stage                      (651,649)
                                                                    -----------
Total Stockholders' Deficit                                            (292,888)
                                                                    -----------
Total Liabilities and Stockholders' Deficit                         $   126,147
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
--------------------------------------------------------------------------------------------------------------

                                                                        December 31,
                                                                ----------------------------     Cumulative
                                                                    1999            1998       Since Inception
                                                                ------------    ------------   ---------------
                                                                  (Restated)                     (Restated)

Oil and gas sales                                               $     69,401    $       --      $     69,401

Expenses:
    Lease operating                                                    1,100            --             1,100
    Depreciation, depletion, amortization and
      impairment                                                      90,802            --            90,802
    Interest                                                          76,750            --            76,750
    General and administrative                                       744,431           8,534         807,626
                                                                ------------    ------------    ------------
Loss before taxes and extraordinary item                            (843,682)         (8,534)       (906,877)

Provision for income taxes                                              --              (100)           (300)
                                                                ------------    ------------    ------------
Loss before extraordinary item                                      (843,682)         (8,634)       (907,177)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                                    --              --           255,528
                                                                ------------    ------------    ------------
Net Loss                                                        $   (843,682)   $     (8,634)   $   (651,649)
                                                                ============    ============    ============

Basic loss per common share:
  Loss before extraordinary item                                $       (.08)   $       (.01)
  Extraordinary item                                                    --              --
                                                                ------------    ------------

Net loss per share                                                      (.08)           (.01)
                                                                ============    ============

Weighted average shares outstanding                               10,882,785         848,721
                                                                ============    ============



------------------------------------------------------------------------------------------------------------

                      The accompanying notes are an integral part of these financial statements.
                                                    F-5



EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS' DEFICIT
====================================================================================================================================
For The Period From March 21, 1995 (Inception) Through December 31, 1999
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                         Deficit
                                                                                                                        Accumulated
                                                                Common Stock            Additional      Previous           During
                                                       ----------------------------      Paid-in        Accumulate      Development
                                                          Shares            Amount       Capital          Deficit          Stage
                                                       ------------    ------------    ------------    ------------    ------------

Balance at March 21, 1995 (Inception)                        91,178    $         91    $  1,608,671    $ (1,867,999)   $       --

Issuance of stock to creditors in satisfaction
of debt at $.99 per share on 2/21/97                            870            --               867            --              --

Issuance of stock to former directors for $7,000
of services rendered at $.072 per share on 9/5/97            97,225              97           6,903            --              --

Shares returned for no consideration
and canceled on 9/8/97                                       (7,675)             (8)              8            --              --

Net income for period                                          --              --              --              --           200,667
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1997                                181,598             180       1,616,449      (1,867,999)        200,667

Issuance of stock for cash at $.0027 per
share on 10/29/98                                         7,500,000           7,500          12,500            --              --

Issuance of stock for cash at $.01 per
share on 11/5/98                                          3,000,000           3,000          27,000            --              --

Issuance of stock for $13,532 of services
rendered at $0.054 per share on 12/23/98
                                                            250,000             250          13,282            --              --

Net loss for the year                                          --              --              --              --            (8,634)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1998                             10,931,598          10,930       1,669,231      (1,867,999)        192,033

Issuance of stock to directors for services
at $.0066 per share on 3/24/99
                                                             12,500              13              70            --              --

Issuance of stock to a consultant for service
at $2.125 per share at 11/9/99                               10,000              10          21,240            --              --

Shares returned for no consideration                        (15,181)            (15)             15            --              --
and cancelled on 4/29/99

Exercise of stock options on 12/21/99                        12,500              13           7,487            --              --

Intrinsic value of beneficial conversion feature               --              --            52,500            --              --

Conversion of debt to common stock                          157,500             158         162,814            --              --

Stock based  compensation  for  non-employee
stock options granted on March 24, 1999 and
August 10, 1999                                                --              --           302,294            --              --

Net loss for the year (Restated)                               --              --              --              --          (843,682)
                                                       ------------    ------------    ------------    ------------    ------------

Balance at December 31, 1999                             11,108,917    $     11,109    $  2,215,651    $ (1,867,999)   $   (651,649)
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
-----------------------------------------------------------------------------------------------------------------------

                                                                           December 31,
                                                                     ----------------------------         Cumulative
                                                                        1999              1998          Since Inception
                                                                     ---------          ---------       ---------------

Cash Flows From Operating:                                           (Restated)                            (Restated)
  Net loss                                                           $(843,682)         $  (8,634)         $(651,649)

  Adjustments to reconcile netloss to net cash used in
    operating activities:
      Common stock issued for services                                  21,333             13,532             60,319
      Intrinsic value of beneficial conversion feature                  52,500               --               52,500
      Stock based compensation for non-employee
          stock options granted                                        302,294               --              302,294
      Depreciation, depletion, amortization and
          impairment                                                    90,802               --               90,802

Changes in Assets and Liabilities:
      Increase in accounts receivable                                  (28,300)              --              (28,300)
      Increase in other assets                                          (1,000)              --               (1,000)
      Increase (decrease) in accounts payable                           28,702            (14,898)          (247,317)
                                                                     ---------          ---------          ---------

Net Cash Used by Operating Activities                                 (377,351)           (10,000)          (422,351)
                                                                     ---------          ---------          ---------

Cash Flows From Investing Activities:                                     --
      Purchase of oil and gas properties                              (143,919)              --             (143,919)
      Purchase of furniture and equipment                               (7,974)              --               (7,974)
                                                                     ---------          ---------          ---------
Net Cash Used in Investing Activities                                 (151,893)              --             (151,893)
                                                                     ---------          ---------          ---------

Cash Flows From Financing Activities:
    Proceeds from note payable                                            --                 --               35,000
    Payment of note payable                                               --              (35,000)           (35,000)
    Proceeds from notes payable - related parties                       52,500               --               52,500
    Proceeds from convertible debt                                     500,000               --              500,000
    Proceeds from issuance of common stock                               7,500             50,000             57,500
                                                                     ---------          ---------          ---------
Net Cash Provided by Financing Activities                              560,000             15,000            610,000
                                                                     ---------          ---------          ---------
Net Increase in Cash                                                    30,756              5,000             35,756
Cash, beginning of year                                                  5,000               --                 --
                                                                     ---------          ---------          ---------
Cash, end of year                                                    $  35,756          $   5,000          $  35,756
                                                                     =========          =========          =========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                                $    --            $     100          $     300
    Interest paid                                                         --                 --                 --

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Settlement of debt with common stock                             $    --            $    --            $    --
    Conversion of convertible debt to common stock
        including accrued interest of $5,472                           162,972               --              162,972


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

     o The Company recorded additional compensation expense of $173,593 as a result of recalculating the estimated fair value of options to non-employees for an increase in the estimated volatility of the Company's stock.

The following is the summarized effect on the Company's financial statements:

                                               December 31, 1999                Cumulative since inception
                                       -----------------------------           ------------------------------
                                           As                                       As
                                       Originally             As                Originally            As
                                        Reported            Restated             Reported          Restated
                                       -----------------------------           ------------------------------

Financial position:

  Oil and gas properties               $  71,959           $  53,502
  Total assets                           144,604             126,147
  Stockholder's deficit                 (274,431)           (292,888)

Results of operations:

Operating loss                         $(587,882)          $(843,682)          $(651,077)          $(906,877)
Loss before extraordinary income        (587,882)           (843,682)           (651,377)           (907,177)
Net loss                                (587,882)           (843,682)           (395,849)           (651,649)
Net loss per common share              $   (0.05)          $   (0.08)


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

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 1999 and 1998 and the period from March 21, 1995 (inception) to December 31, 1999:

                                       Year Ended December 31,
                                      -----------------------      Cumulative
                                        1999           1998      Since Inception
                                      --------       --------    ---------------

        Statutory rate                   15.0%          15.0%         15.0%
        Net operating losses            (15.0%)        (14.0%)       (15.0%)
                                      -------        -------       -------

        Company's effective rate            -%           1.0%            -%
                                      =======        =======       =======


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


8.   STOCKHOLDERS' DEFICIT (CONTINUED)

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date which is either the commitment date for performance of services or when performance is complete. The fair value of the equity instrument is determined using the Black-Scholes calculation method. The Company recorded compensation expense of $302,294 related to the vested non-qualified options granted to non-employees.

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

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been $(944,962) and $(.09) for the year ended December 31, 1999 and $(752,929)for the period from March 21, 1995 (inception) to
December 31, 1999. As no options were granted during the year ended December 31, 1998, there is no effect on net income or earnings per share.


--------------------------------------------------------------------------------
                                      F-18

EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1999 AND 1998
================================================================================


8.   STOCKHOLDERS' DEFICIT (CONTINUED)

For options granted during the year ended December 31, 1999, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 8.50%, expected option life of 2 to 5 years, expected volatility ranging from 97.47% to 125.31% and no expected dividend yield.

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

The value of the transaction will be determined by the market value of the Empire stock exchanged on the date of the transaction. The market value of the stock was $2.875 per share resulting in a purchase price of $1,610,000. Because both companies are development stage operations, the excess of the purchase price over the fair value of net assets was subsequently determined to be fully impaired.


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

                                                   Year Ended       Cumulative
                                                   December            Since
                                                    31, 1999         Inception
                                                  -----------       -----------

Revenues                                          $    69,401       $    69,401
                                                  ===========       ===========

Impairment of goodwill                            $(1,595,778)      $(1,595,778)
                                                  ===========       ===========

Loss before extraordinary gain                    $(2,638,288)      $(2,701,783)

Extraordinary gain                                       --             255,528
                                                  -----------       -----------

Net loss                                          $(2,638,288)      $(2,446,255)
                                                  ===========       ===========

Basic loss per common share:
    Loss before extraordinary item                $      (.23)
    Extraordinary item                                   --
                                                  -----------

Net loss per share                                $      (.23)
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

Signatures                                  Title                       Date
----------                                  -----                       ----

/s/ Norman L. Peterson              Chairman, Director               May 7, 2001
----------------------              Principal Executive Officer
    Norman L. Peterson              Principal Financial Officer


/s/ John C. Garrison                Director                         May 7, 2001
---------------------
    John C. Garrison


/s/ John L. Hersma                  Director                         May 7, 2001
-------------------
    John L. Hersma