Form 10QSB/A
period 2000-06-30
EMPIRE ENERGY CORP
filed 2001-05-11
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                 FORM 10-QSB/A
                                  Amendment #3


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



EMPIRE ENERGY CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
                                                          June 30, 2000  Dec 31, 1999
-------------------------------------------------------------------------------------
                                                            (Unaudited)
                                                            (Restated)

     ASSETS

Cash                                                      $   117,637    $    35,756
Account receivable-trade, no allowance deemed necessary        51,700         28,300
Inventory                                                     179,158           --
Prepaid expenses                                                6,175           --
                                                          -----------    -----------
      Total Current Assets                                    354,670         64,056
                                                          -----------    -----------

Oil and gas properties, using full cost accounting:
    Properties not subject to amortization                     40,760         53,502
                                                          -----------    -----------
Furniture and Equipment, net of accumulated
    depreciation of $24,819 and $385                          245,398          7,589

Other Assets:
     Deposits and other                                        53,551          1,000
     Goodwill, Net of impairment of $3,749,069                   --             --
     Marketable securities                                     68,780           --
     Notes receivable from related company                    107,244           --
                                                          -----------    -----------
                                                              229,575          1,000
                                                          -----------    -----------
Total Assets                                              $   870,403    $   126,147
                                                          ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:
   Accounts payable and accrued liabilities               $    95,446    $    24,035
   Current portion of long-term debt                           12,750           --
   Notes payable - related parties                               --           52,500
   Convertible debentures                                        --          342,500
   Customer prepayments                                       120,000           --
                                                          -----------    -----------
            Total Current Liabilities                         228,196        419,035
                                                          -----------    -----------

Long-term debt, less current portion                           50,982           --

Minority Interests                                             99,300           --

Stockholders' Equity (Deficit)
   Common stock, authorized 50,000,000
     shares of $.001 par value, issued and
     outstanding 13,590,062 and 11,108,917                     13,590         11,109
   Additional paid in capital                              20,118,957      2,215,651
   Accumulated Comprehensive income,
     marketable securities                                    (12,417)          --
   Previous accumulated deficit                            (1,867,999)    (1,867,999)
   Accumulated deficit during
     development stage                                    (17,760,206)      (651,649)
                                                          -----------    -----------
Total Stockholders' Equity (Deficit)                          491,925       (292,888)
                                                          -----------    -----------
Total Liabilities and Stockholders' Equity(Deficit)       $   870,403    $   126,147
                                                          ===========    ===========


      The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month periods Ended June 30, 2000 and 1999
--------------------------------------------------------------------------------

                                                            June 30,
                                                     2000            1999
                                                 ------------    ------------
                                                  (Restated)
Revenues:
    Oil and gas sales                            $    102,397    $       --
    Computer service revenue                            9,382            --
    Interest Income                                     8,418            --
                                                 ------------    ------------
        Total Revenue                                 120,197            --

Expenses:
    Lease operating                                     4,427            --
    Depreciation, depletion, amortization and
      impairment                                   13,386,191            --
    Interest                                              286           4,743
    General and administrative                        186,196         201,917
                                                 ------------    ------------
Loss before partial interests                     (13,456,903)       (206,660)

Loss from equity investment                            (4,375)           --
Minority equity interests                              11,707            --
                                                 ------------    ------------
Loss from continuing operations                   (13,449,571)       (206,660)

Loss from discontinued operations of marketing
   company and impairment of goodwill              (1,954,957)           --
                                                 ------------    ------------

Net Loss                                         $(15,404,528)   $   (206,660)
                                                 ============    ============

Loss per share:
 Loss from continuing operations                 $      (1.02)   $       (.02)
 Loss from discontinued operations                       (.15)           --
                                                 ------------    ------------
Basic loss per common share:                     $      (1.17)   $       (.02)
                                                 ============    ============

Weighted average shares outstanding                13,147,111      10,931,597
                                                 ============    ============


   The accompanying notes are an integral part of these financial statements




EMPIRE ENERGY CORPORATION
 (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------------------------------------------
For The Six Month  periods Ended June 30, 2000 and 1999 and the Period from
March 21, 1995 (inception) to June 30, 2000
--------------------------------------------------------------------------------------------------------------------

                                                                June 30,               Cumulative
                                                          2000            1999      Since Inception
                                                      ------------    ------------    ------------
                                                       (Restated)                      (Restated)
Revenues:
    Oil and gas sales                                 $    224,450    $       --      $    293,851
    Computer service revenue                                 9,382            --             9,382
    Interest Income                                          8,418            --             8,418
                                                      ------------    ------------    ------------
          Total Revenue                                    242,250            --           311,651

Expenses:
    Lease operating                                          6,459            --             7,559
    Depreciation, depletion, amortization and
      impairment                                        15,069,013            --        15,159,815
    Interest                                                 6,986            --            83,736
    General and administrative                             320,724         187,094       1,128,350
                                                      ------------    ------------    ------------
Loss before partial interests                          (15,160,932)       (187,094)    (16,067,809)

Loss from equity investment                                 (4,375)           --            (4,375)
Minority equity interests                                   11,707            --            11,707
                                                      ------------    ------------    ------------
Operating loss                                         (15,153,600)       (187,094)    (16,060,477)

Provision for income taxes                                    --              --              (300)
                                                      ------------    ------------    ------------
Loss from continuing operations                        (15,153,600)       (187,094)    (16,060,777)

Loss from discontinued operations and impairment
 of goodwill of marketing company                       (1,954,957)           --        (1,954,957)
                                                      ------------    ------------    ------------
Loss before extraordinary item                         (17,108,557)       (187,094)    (18,015,734)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                          --              --           255,528
                                                      ------------    ------------    ------------

Net Loss                                              $(17,108,557)   $   (187,094)   $(17,760,206)
                                                      ============    ============    ============

Basic loss per common share:
  Loss from continuing operations                     $      (1.23)   $       (.02)
  Loss from discontinued operations                           (.16)           --
  Extraordinary item                                          --              --
                                                      ============    ============
Net loss per share                                    $      (1.39)   $       (.02)
                                                      ============    ============

Weighted average shares outstanding                     12,316,081      10,931,597
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





EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
-----------------------------------------------------------------------------------------------------------------------
For The Six month periods Ended June 30, 2000 and 1999 And The Period >From March 21, 1995 (Inception) to June 30, 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                   June 30,
                                                          --------------------------    Cumulative
                                                              2000          1999      Since Inception
                                                          -----------    -----------    -----------
                                                           (Restated)                    (Restated)

Cash Flows From Operating:
  Net loss                                               $(17,108,557)   $  (187,094)  $(17,760,206)

  Adjustments  to  reconcile  net loss to net cash
    provided  by  operating activities:
      Common stock issued for expenses                           --             --           60,319
      Intrinsic value of beneficial conversion feature           --             --           52,500
      Stock based compensation for non-employee
          stock options granted                                  --             --          302,294
      Depreciation, depletion, amortization and
          Impairment                                       15,094,607           --       15,185,409
      Minority interests                                      (11,707)          --          (11,707)
      Impairment of goodwill in discontinued operations     1,908,512           --        1,908,512

  Changes in Assets and Liabilities:
      Increase in accounts receivable                          (4,460)          --          (33,760)
      Increase (decrease) in accounts payable                  46,845           (805)      (200,471)
                                                          -----------    -----------    -----------
Net Cash Used by Operating Activities                         (74,760)      (187,899)      (497,110)
                                                          -----------    -----------    -----------

Cash Flows From Investing Activities:
      Change in other assets                                    1,000           --            1,000
      Purchase of oil and gas properties                      (86,894)          --         (230,814)
      Purchase of furniture and equipment                        --             --           (7,974)
      Loans to related companies                             (107,244)          --         (107,244)
      Cash received in acquisition                             78,379           --           78,379
                                                          -----------    -----------    -----------
Net Cash Used in Investing Activities                        (114,759)          --         (266,653)
                                                          -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from note payable                                   --             --           35,000
    Payment on note payable                                      --             --          (35,000)
    Proceeds(payments) on notes payable-related parties       (45,000)          --            7,500
    Proceeds from convertible debt                               --          354,571        500,000
    Proceeds from issuance of common stock                    316,400           --          373,900
                                                          -----------    -----------    -----------
Net Cash Provided by Financing Activities                     271,400        354,571        881,400
                                                          -----------    -----------    -----------
Net Increase in Cash                                           81,881        166,672        117,637
Cash, beginning                                                35,756          5,000           --
                                                          -----------    -----------    -----------
Cash, end                                                 $   117,637    $   171,672    $   117,637
                                                          ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                     $      --      $       100    $       300
    Interest paid                                               1,068           --            5,956

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock        $   342,500           --      $   500,000
        including accrued interest of                          24,635           --           24,635
    Assets acquired for stock and warrants                 17,184,213           --       17,184,213
    Stock issued for oil and gas properties                    28,040           --           28,040
    Other comprehensive loss, marketable securities            12,417           --           12,417


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

Impairment of long-lived Assets

The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During the six months ended June 30, 2000, the Company recorded impairments of goodwill totaling $16,851,009, of which $1,908,512 is related to the marketing company acquired and is included in discontinued operations.

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


On June 20, 2000 the Company acquired a majority ownership interest in One E
Group, Inc. in exchange for 846,675 shares of the Company's common stock and warrants to purchase 11,000,000 shares of the Company's common stock at $3.00 per share. The market value of the Company's common stock on the date of purchase was $2.50 per share. The warrants expire June 30, 2001, one year from the date of grant, and are callable at $.001 if not exercised within 30 days after the Company's common stock trades at $5.55 for 30 consecutive days. The fair value of the warrants was determined to be $11,500,000 according to the Black-Scholes Option Pricing Model, assuming a weighted average risk-free interest rate of 8.5%, expected future volatility of 118.46% and no expected dividend yield. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. The excess of the purchase price over the value of the net assets acquired was recorded as goodwill.

The following is a summary of the acquisitions:

                                                           Marketing             One E
                                         Omega              Company              Group               Total
                                      -----------         -----------         -----------         -----------
Net Assets Acquired                   $     8,080         $    59,013         $   276,111         $   343,204

Estimated market fair value of
1,968,825 shares of common stock
issued and warrants granted
in consideration                      $ 1,610,000           1,967,525          13,616,688          17,194,213
                                      -----------         -----------         -----------         -----------

Excess of the purchase price
 over the assets acquired             $ 1,601,920         $ 1,908,512         $13,340,577         $16,851,009


No pro forma results of operations are presented as if the acquisitions had taken place at January 1, 2000, since the operations, other than the impairment charge, are immaterial to the June 30, 2000 financial statements.

6.  IMPAIRMENT OF GOODWILL

Due to a lack of profitability of Omega, Talisman and One E. Group, management determined that goodwill arising from the acquisitions was impaired and should be charged to operations. Following is a summary of the impairment:

Excess of the purchase price
 over the assets acquired             $ 1,601,920         $ 1,908,512         $13,340,577         $16,851,009

Impaired recognized                    (1,601,920)         (1,908,512)        (13,340,577         (16,851,009)
                                      -----------         -----------         -----------         -----------

Net                                   $     --            $     --            $     --            $     --
                                      ===========         ===========         ===========         ===========

7. NOTE RECEIVABLE

The company has a $100,000 demand note receivable from an entity in which the company has a 39% interest. The note bears interest at 10% and is due on demand.

8. RESTATEMENT

The Company has reviewed its accounting for certain transactions and has determined the following changes are appropriate:

     o Discounts taken on the market value of the Company's common stock related to the purchase of the marketing and computer services companies have been reversed. The result is an increase in the purchase price and goodwill. Due to the limited operating history of both the marketing and computer service companies, the previously capitalized goodwill of $357,736 and the additional goodwill of $14,891,353 were subsequently determined to be impaired and expensed during the three months ended June 30, 2000.

     o The acquisition of Omega International, Inc. has been restated to record the transaction as a purchase. The operations of Omega from January 1, 2000 to February 8, 2000 totaling ($6,702) and the cumulative loss since inception of $(204,743) have been removed.
          Management determined that the goodwill resulting from the purchase transaction had become impaired and a charge to operations of $1,601,920 has been recorded.





     o    Additionally, December 31, 1999 was restated to record an additional
          $18,457 of impairment expense on oil and gas properties previously recorded during 2000 and to record additional costs of $237,343 related to equity instruments issued in 1999.

     The following is the summarized effect on the Company's financial statements:

                                  Six Months Ended
                                   June 30, 2000          Three Months Ended   June 30, 2000        Cumulative Since Inception
                                       As                    As Originally                      As Originally
                               Originally   As Restated         Reported        As Restated        Reported         As Restated
                               Reported
    Financial position:
    Total assets               $1,128,139   $    870,403
    Total liabilities             279,178        279,178
    Stockholders' equity          849,661        491,925

    Results of operations:
    Operating loss             $(237,423)   $(15,153,600)       $(110,154)      $(13,449,571)      $(1,093,242)     $(16,060,477)
    Loss from continuing
      operations                (237,423)    (15,153,600)        (110,154)       (13,449,571)       (1,093,542)      (16,060,777)
    Loss from
      discontinued
      operations                (272,442)     (1,954,957)        (272,442)        (1,954,957)         (272,442)       (1,954,957)
    Net loss                    (509,865)    (17,108,557)        (382,596)       (15,404,528)       (1,110,456)      (17,760,206)
    Net loss per share         $    (.04)   $      (1.39)            (.03)             (1.17)


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

During the six months ended June 30, 2000, the Company generated $224,450 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $6,459 in lease operating expense related to these wells. The Company generated an operating loss of $204,839 from natural resources activities, including $127,676 in depletion and impairment expense from wells drilled and completed and $295,154 in Company operating expenses and expenses of pursuing proposed projects. In addition, the Company impaired goodwill associated with the purchase of Omega and the computer services company in the amount of $14,942,497 and charged $1,954,957 to operations as a loss on the discontinued operations of the consumer marketing company, including impairment of goodwill of $1,908,512. The Company had no revenue and generated a net loss of $187,094 during the six months ended June 30, 1999 after beginning operations in March 1999.

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

The company acquired consumer marketing and computer services businesses during the quarter ended June 30, 2000. The marketing company became inactive so expenses incurred of $46,445 are reflected as discontinued operations along with goodwill impairment expense of $1,908,512. Activity of the computer services business is in development stage and generated revenue of $9,382 and operating expenses of $32,769, primarily in payroll, facility and equipment charges. The Company impaired goodwill associated with the acquisition of the computer services business in the amount of $13,340,577.

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