Form 10QSB/A
period 2000-09-30
EMPIRE ENERGY CORP
filed 2001-05-11
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                 FORM 10-QSB/A-1
                                  AMENDMENT #3



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




     EMPIRE ENERGY CORPORATION
       (A DEVELOPMENT STAGE COMPANY)
     BALANCE SHEET (Restated)
                                                              Sept 30, 2000   Dec 31, 1999
     -------------------------------------------------------------------------------------
                                                                (Unaudited)
     ASSETS
     Cash                                                      $    46,368    $    35,756
     Account receivable-trade, no allowance deemed necessary        40,500         28,300
     Inventory                                                     179,158           --
                                                               -----------    -----------
           Total Current Assets                                    266,026         64,056
                                                               -----------    -----------

     Oil and gas properties, using full cost accounting:
        Properties not subject to amortization                        --           53,502


     Furniture and Equipment, net of accumulated
         depreciation of $8,777 and $385                            65,443          7,589

     Other Assets:

         Other assets                                                 --            1,000
         Marketable securities                                      59,291           --
         Notes receivable from related companies                   109,595           --
                                                               -----------    -----------
                                                                   168,886          8,589
                                                               -----------    -----------
     Total Assets                                              $   500,355    $   126,147
                                                               ===========    ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

     Liabilities:
        Accounts payable and accrued liabilities               $       885    $    24,035
        Subordinated debentures                                     20,000        342,500
        Notes payable to related companies                          22,500         52,500
                                                               -----------    -----------
                 Total Current Liabilities                          43,385        419,035
                                                               -----------    -----------

     Stockholders' Equity (Deficit)
        Common stock, authorized 50,000,000
          shares of $.001 par value, issued and
          outstanding 13,712,062 and 11,108,917                     13,712         11,109
        Additional paid in capital                              21,403,790      2,215,651
        Common stock held in treasury, 750,000 shares           (1,125,000)          --
        Accumulated comprehensive income,
          marketable securities                                    (21,906)          --
        Previous accumulated deficit                            (1,867,999)    (1,867,999)
        Accumulated deficit during
          development stage                                    (17,945,627)      (651,649)
                                                               -----------    -----------
     Total Stockholders' Equity (Deficit)                          456,970       (292,888)
                                                               -----------    -----------
     Total Liabilities and Stockholders' Equity(Deficit)       $   500,355    $   126,147
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
     -----------------------------------------------------------------------------------------------------------------

                                                             September 30,            Cumulative
                                                         2000            1999      Since Inception
                                                     ------------    ------------    ------------
     Revenues:
         Oil and gas sales                           $    414,826    $       --      $    484,227
         Interest Income                                   11,266            --            11,266
                                                     ------------    ------------    ------------
              Total Revenue                               426,092            --           495,493


     Expenses:
         Lease operating                                    8,401            --             9,501
         Depreciation, depletion, amortization and
           impairment of oil and gas properties           244,536            --           335,338
                  Interest                                  7,381           9,968          84,131
         General and administrative                       424,861         329,094       1,232,486
                                                     ------------    ------------    ------------
     Operating loss                                      (259,087)       (339,062)     (1,165,963)

     Loss from equity investment                           (4,375)           --            (4,375)
                                                     ------------    ------------    ------------
     Loss before income taxes                            (263,462)       (339,062)     (1,170,338)

     Provision for income taxes                              --              --              (300)
                                                     ------------    ------------    ------------

     Loss from continuing operations                     (263,462)       (339,062)     (1,170,638)

     Loss from discontinued operations including
         impairment of goodwill                       (17,030,517)           --       (17,030,517)
                                                     ------------    ------------    ------------
     Loss before extraordinary item                   (17,293,979)       (339,062)    (18,201,155)

     Extraordinary item - gain on restructuring of
         debt, net of taxes                                  --              --           255,528
                                                     ------------    ------------    ------------

     Net Loss                                        $(17,293,979)   $   (339,062)   $(17,945,627)
                                                     ============    ============    ============

     Basic loss per common share:
       Loss from continuing operations               $       (.02)   $       (.03)
       Loss from discontinued operations                    (1.33)           --
       Extraordinary item                                    --              --
                                                     ------------    ------------
     Net loss per share                                     (1.35)           (.03)
                                                     ============    ============

     Weighted average shares outstanding               12,782,860      11,491,597
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
     -----------------------------------------------------------------------------------------------------------

                                                                 September 30,
                                                           -------------------------       Cumulative
                                                             2000           1999        Since Inception
                                                           ----------     ----------    ---------------
     Cash Flows From Operating:
       Net loss                                          $(17,293,979)   $  (339,062)  $(17,945,627)

       Adjustments to reconcile net loss to net
         cash used in operating  activities:
           Common stock issued for expenses                    26,998           --           87,317
           Intrinsic value of conversion feature                 --             --           52,500
           Stock based compensation for non-employee
               stock options granted                             --             --          302,294
           Depreciation, depletion, amortization and
               impairment                                     244,536            192        335,338
           Discontinued operations
            Impairment of goodwill                         16,851,009           --       16,851,009
            Depreciation, depletion, amortization and
               impairment                                      37,435           --           37,434
            Minority income                                   (55,690)          --          (55,690)
            Gain on transfer of assets                         (8,759)          --           (8,759)
            Decrease in deposits                               54,551           --           53,551

     Changes in Assets and Liabilities:
           Decrease(Increase) in accounts receivable            6,740           --          (21,560)
           Decrease in prepaid expenses                         6,175           --            6,175
           Increase(Decrease) in accounts payable
               and customer deposits                          (46,207)        13,734       (293,524)
                                                          -----------    -----------    -----------
     Net Cash Used by Operating Activities                   (177,191)      (325,136)      (599,542)
                                                          -----------    -----------    -----------

     Cash Flows From Investing Activities:
           Purchase of oil and gas properties                (162,994)       (77,697)      (306,913)
           Purchase of furniture and equipment                 (2,137)        (3,843)       (10,111)
           Loans to related companies                        (109,595)          --         (109,595)
           Net Cash received in acquisition                    77,364           --           77,364
                                                          -----------    -----------    -----------
     Net Cash Used in Investing Activities                   (197,362)       (81,540)      (349,255)
                                                          -----------    -----------    -----------

     Cash Flows From Financing Activities:
         Proceeds from notes payable                             --             --           35,000
         Payment of notes payable                              (3,735)          --          (38,735)
         Proceeds (payments) from notes payable -
             related parties                                  (17,500)          --           35,000
         Proceeds from convertible debentures                  20,000        500,000        520,000
         Proceeds from issuance of common stock               386,400           --          443,900
                                                          -----------    -----------    -----------
     Net Cash Provided by Financing Activities                385,165        500,000        995,165
                                                          -----------    -----------    -----------
     Net Increase in Cash                                      10,612         93,324         46,368
     Cash, beginning                                           35,756          5,000           --
                                                          -----------    -----------    -----------
     Cash, end                                            $    46,368    $    98,324    $    46,368
                                                          ===========    ===========    ===========

     Supplemental Disclosure of Cash Flow Information
         Income taxes paid                                $      --      $       100    $       300
         Interest paid                                         16,068           --           20,956

     Supplemental Disclosure Of Non-Cash Investing
       And Financing Activities
         Conversion of convertible debt to common stock   $   342,500           --      $   500,000
             including accrued interest of                     24,591           --           24,591
         Assets acquired for stock and warrants            17,184,213           --       17,184,213
         Stock issued for oil and gas properties               28,040           --           28,040
         Other comprehensive loss                              21,906           --           21,906
             Common stock returned                          1,125,000           --        1,125,000
         Debt forgiven, net of assets transferred,
           recorded as paid in capital                         63,000           --           63,000

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

     Impairment of long-lived Assets

     The Company follows Statement of Financial Accounting Standards ("SFAS") No.121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During 2000, the Company recorded an impairment to goodwill for $16,851,009 related to the purchase of Omega International, Inc., the marketing company and computer services company.

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

     On June 20, 2000 the Company acquired a majority ownership interest in One
     E Group, Inc., an unrelated computer services company, in exchange for a total of 846,675 shares of the Company's common stock and warrants to purchase 11,000,000 shares of the Company's common stock at $3.00 per share. The market value of the Company's common stock on the date of purchase was $2.50 per share. The warrants expire June 30, 2001, one year from the date of grant, and are callable at $.001 per share if not exercised 60 days after the Company's common stock trades at $5.55 for 30 consecutive days. The Company recorded an additional $11,500,000 as fair value for the warrants in accordance with the Black-Scholes Option Pricing
     Model using a weighted average risk-free interest rate of 8.5%, expected volatility of 118.46% and no expected dividend yield.The acquisition was accounted for as a purchase. In August 2000, One E Group, Inc. lost the services of critical personnel and key proposed contracts. As a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities. Subsequently, the Company sold its investment in One E Group and any claims the Company may have against the sellers of that investment to a major Empire shareholder, Peterson and Sons
     Holding Company, and received 750,000 shares of Empire common stock in payment. In addition, One E Group forgave an outstanding note receivable from a subsidiary of Empire of approximately $203,000. The reacquired
     Empire stock is reflected as treasury stock on the balance sheet and the net loss from the discontinued operations of the subsidiary is stated separately from operating results in the statement of income. The excess of the debt forgiven over the net assets of One E Group at the date of sale of $63,000 is reflected as an additional capital contribution.


     The following is a summary of the acquisitions:

                                                   Marketing       One E
                                        Omega       Company        Group         Total
                                     ----------   -----------   -----------   -----------
        Net Assets Acquired          $    8,080   $    59,013   $   276,111   $   343,204

        Estimated market value of
         1,968,825 shares of common
         stock issued in payment      1,610,000     1,967,525    13,616,688    17,194,213
                                     ----------   -----------   -----------   -----------

        Excess of the purchase price
         over the assets acquired    $1,601,920   $ 1,908,512   $13,340,577   $16,851,009

     The transfer of One E Group was recorded as follows:

          Net assets sold                                      $  (140,633)
          Debt forgiven                                            203,633
          Market value of 750,000 shares of
            common stock                                         1,125,000
                                                               -----------
              Capital contribution                             $ 1,188,000
                                                               ===========



     No pro forma results of operations are presented as if the acquisitions had taken place at January 1, 2000, as the operations are isolated as discontinued operations in the September 30, 2000 financial statements.

     6. IMPAIRMENT OF GOODWILL

     Due to a lack of profitability of Omega, Talisman and One E Group, management determined that goodwill arising from the acquisitions was impaired and should be charged to operations.

     Following is a summary of the impairment:

                                                  Marketing       One E
                                        Omega       Company        Group         Total
                                     ----------   -----------   -----------   -----------

   Excess of the purchase price
    over the assets acquired         $1,601,920   $ 1,908,512   $13,340,577   $16,851,009


   Impairment recognized             (1,601,920)   (1,908,512)  (13,340,577)  (16,851,009)
                                     ----------   -----------   -----------   -----------
        Net                                --            --            --            --
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

          o The acquisition of Omega International, Inc. has been restated to record the transaction as a purchase.The operations of Omega from January 1, 2000 to February 8, 2000 totaling $(6,702) and the cumulative loss since inception of $(204,743) have been removed and subsequent impairment of goodwill totaling $1,601,920 has been charged to operations.

          o Discounts taken on the market value of the Company's common stock related to the purchase of the marketing and computer services companies have been reversed. The result is an increase in the purchase price and goodwill. The previously capitalized goodwill of $357,736 and the additional goodwill of $14,891,353 were determined to be impaired and were charged to operations during the three months ended June 30, 2000.

          o Additionally, December 31, 1999 was restated to record an additional $18,457 of impairment expense on oil and gas properties previously recorded during 2000 and to record additional costs of $237,343 related to equity instruments issued in 1999.


     The following is the summarized effect on the Company's financial statements:

                                 Nine Months Ended                    Three Months Ended
                                 September 30, 2000                   September 30, 2000           Cumulative Since Inception
                                  As                                As                                 As
                               Originally                       Originally                         Originally
                               Reported    As Restated           Reported        As Restated        Reported         As Restated
                               --------    -----------           --------        -----------        --------         -----------
    Financial Position:
    Total Assets               $ 500,355   $    500,355
    Total liabilities             43,385         43,385
    Stockholders' equity         456,970        456,970

    Results of Operations:
    Operating loss             $(304,643)  $   (259,087)         $(59,888)         $(31,270)      $(1,160,462)    $ (1,165,963)
    Loss from continuing
      operations                (309,018)      (263,462)          (59,888)          (31,270)       (1,165,137)      (1,170,638)
    (Loss) income from
      discontinued
      operations                (118,054)   (17,030,517)          142,231          (154,151)         (118,054)     (17,030,517)
    Net (loss) income           (427,522)   (17,293,979)           82,343          (185,421)       (1,028,113)     (17,945,627)
    Net loss per share       $      (.03)  $      (1.35)              .01              (.01)

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

     In addition, the Company impaired goodwill associated with the purchase of Omega International, Inc. the computer services company and the consumer marketing company in the amount of $16,851,009. The impairment, along with operating losses of $179,508 are included as discontinued operations.

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

                                   Empire Energy Corporation


     Date:  May 7, 2001            By:  /s/  Norman L. Peterson
                                      ----------------------------------------
                                             Norman L. Peterson
                                             Chairman and Principal
                                             Executive Officer