Form 10QSB/A
period 2000-12-31
EMPIRE ENERGY CORP
filed 2001-05-11
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB/A-1



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



EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET                                             March 31, 2000    December 31,
March 31, 2000                                              (Unaudited)        1999
                                                            (Restated)
----------------------------------------------------------------------------------------

ASSETS

Cash                                                        $   126,723    $    35,756
Account receivable - trade, no allowance deemed necessary        57,773         28,300
Prepaid expenses                                                 18,500           --
                                                            -----------    -----------

Total Current Assets                                            202,996         64,056
                                                            -----------    -----------

Oil and gas properties, using full cost accounting:
        Properties not subject to amortization                     --           53,502

                                                            -----------    -----------
Other Assets:

        Furniture and equipment, net of
         accumulated depreciation of $1,213                       8,462          7,589
        Other                                                      --            1,000
        Notes receivable from related companies                 101,675           --
                                                            -----------    -----------

                                                                110,137          8,589
                                                            -----------    -----------

Total Assets                                                $   313,133    $   126,147
                                                            ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Liabilities:

       Accounts payable and accrued liabilities             $    17,745    $    24,035
       Notes payable - related parties                            8,500         52,500
       Convertible debentures                                    25,000        342,500
                                                            -----------    -----------

Total Current Liabilities                                        51,245        419,035
                                                            -----------    -----------
Stockholders' Equity (Deficit)
       Common stock, authorized 50,000,000
        shares of $.001 par value, issued
        and outstanding 12,139,717                               12,140         11,109
       Additional paid in capital                             4,473,426      2,215,651
       Previous accumulated deficit                          (1,867,999)    (1,867,999)
       Accumulated deficit during
        development stage                                    (2,355,679)      (651,649)
                                                            -----------    -----------

Total Stockholders' Equity (Deficit)                            261,888       (292,888)
                                                            -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)        $   313,133    $   126,147
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
---------------------------------------------------------------------------------------------

                                                          March 31,             Cumulative
                                                    2000            1999      Since Inception
                                                 (Restated)                      (Restated)
                                                ------------    ------------    ------------
Oil and gas sales                               $    122,053    $       --      $    191,454

Expenses:
    Lease operating                                    2,032            --             3,132
    Depreciation, depletion, amortization and
      impairment                                   1,682,822            --         1,773,624
    Interest                                           6,700            --            83,450
    General and administrative                       134,529           5,033         942,155
                                                ------------    ------------    ------------

Loss before taxes and extraordinary item          (1,704,030)         (5,033)     (2,610,907)

Provision for income taxes                              --              --              (300)
                                                ------------    ------------    ------------

Loss before extraordinary item                    (1,704,030)         (5,033)     (2,611,207)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                    --              --           255,528
                                                ------------    ------------    ------------

Net Loss                                        $ (1,704,030)   $     (5,033)   $ (2,355,679)
                                                ============    ============    ============

Basic loss per common share:
  Loss before extraordinary item                $       (.15)   $       (.00)
  Extraordinary item                                    --              --
                                                ------------    ------------

Net loss per share                                      (.15)           (.00)
                                                ============    ============

Weighted average shares outstanding               11,485,058       7,412,062
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
------------------------------------------------------------------------------------------------------

                                                                        March 31,
                                                           --------------------------     Cumulative
                                                               2000          1999      Since Inception
                                                            (Restated)                    (Restated)
                                                           -----------    -----------    -----------
Cash Flows From Operating:
  Net loss                                                 $(1,704,030)   $    (5,033)   $(2,355,679)

  Adjustments to reconcile net loss to net cash provided by operating activities:

      Common stock issued for services                            --             --           60,319
      Intrinsic value of beneficial conversion feature            --             --           52,500
      Stock based compensation for non-employee
          stock options granted                                   --             --          302,294
      Depreciation, depletion, amortization and

          impairment                                         1,682,822           --        1,773,624

Changes in Assets and Liabilities:
      Increase in accounts receivable                          (29,473)          --          (57,773)
      Increase in prepaid expenses                             (18,500)          --          (18,500)
      Increase (decrease) in accounts payable                   12,415          3,817       (234,904)
                                                           -----------    -----------    -----------
Net Cash Used by Operating Activities                          (56,768)        (1,216)      (478,119)
                                                           -----------    -----------    -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                       (26,902)          --         (170,821)
      Purchase of furniture and equipment                         --             --           (7,974)
      Loans to related companies                              (100,675)          --         (101,675)
      Cash received in acquisitions                              2,912           --            2,912
                                                           -----------    -----------    -----------
Net Cash Used in Investing Activities                         (124,665)          --         (277,558)
                                                           -----------    -----------    -----------

Cash Flows From Financing Activities:
    Proceeds from note payable                                    --             --           35,000
    Payment of note payable                                       --             --          (35,000)
    Proceeds from (payments on) notes payable -
      related parties                                          (36,500)          --           16,000
    Proceeds from convertible debt                                --             --          500,000
    Proceeds from issuance of common stock                     308,900           --          366,400
                                                           -----------    -----------    -----------
Net Cash Provided by Financing Activities                      272,400           --          882,400
                                                           -----------    -----------    -----------
Net Increase in Cash                                            90,967         (1,216)       126,723
Cash, beginning                                                 35,756          5,000           --
                                                           -----------    -----------    -----------
Cash, end                                                  $   126,723    $     3,784    $   126,723
                                                           ===========    ===========    ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                      $      --      $       100    $       300
    Interest paid                                                  886           --            5,774

Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock         $   317,500           --      $   475,000
        including accrued interest of                           22,407           --          162,972
    Net assets acquired for common stock                     1,610,000           --        1,610,000

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

The market value of the Company's common stock on the date of acquisition was $2.875 per share. The acquisition was accounted for as a purchase. These financial statements consolidate the financial position and results of operations of both corporations, since the date of acquisition. All intercompany items have been eliminated. The excess of the fair value of the stock issued over the net fair value of the assets acquired was recorded as goodwill.

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

6.  IMPAIRMENT OF GOODWILL

     Management determined that due to its lack of profitable operations, the goodwill acquired with the purchase of Omega International, Inc. was impaired. The capitalized balance of goodwill in the amount of $1,601,920 was charged to operations.

7.   RESTATEMENT

     The financial statements have been restated to reflect the acquisition of Omega International, Inc. as a purchase. The operations of Omega from January 1, 2000 to February 8, 2000 totaling $(6,702) and the cumulative loss since inception of $(204,743) have been removed and the goodwill resulting from the transaction of $1,601,920 has been recorded.

     The financial statements have also been restated to reflect the impairment of goodwill paid with the acquisition of Omega International, Inc. and the charge to operations in the amount of $1,601,920.

     Additionally, December 31, 1999 was restated to increase 1999 impairment expense on oil and gas properties by $18,457 and to record additional expense of $237,343 related to equity instruments issued in 1999. The effect of this restatement on the year 2000 is reduced impairment expense of $18,457.

The following is the summarized effect on the Company's financial statements:



                                                          March 31, 2000                     Cumulative since inception
                                                          As                                      As
                                                      Originally           As                 Originally           As
                                                       Reported         Restated               Reported         Restated
                                                      ---------       -----------              ---------       -----------
Financial position:
  Total assests                                       $ 313,133       $   313,133
  Total liability                                        51,245            51,245
  Stockholders' equity                                  261,888           261,888

Results of operations:

  Operating loss                                      $(127,269)      $(1,704,030)             $(983,089)      $(2,610,907)
  Loss before extraordinary income                     (127,269)       (1,704,030)             $(983,389)       (2,611,207)
  Net loss                                             (127,269)       (1,704,030)             $(727,861)       (2,355,679)
  Net loss per common share                            $  (0.01)        $   (0.15)

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

     During the quarter ended March 31, 2000, the Company generated $122,053 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $2,032 in lease operating expense related to these wells. The Company generated a net loss of $102,110, including $80,404 in impairment expense from unevaluated properties and $134,529 in Company operating expenses and expenses of pursuing proposed projects. These expenses were offset by $120,021 of net revenue produced by the wells. Overall, the Company reported a net loss of $1,704,030, primarily because of a charge to operations of $1,601,920 to record the impairment of goodwill. During the quarter ended March 31, 1999, the Company had no significant business operations and generated a net loss of $5,033.

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

May 7, 2001                         Empire Energy Corporation

                                    By:  /s/  Norman L. Peterson
                                         -----------------------------
                                              Norman L. Peterson
                                              Chairman and Principal
                                              Executive Officer