Form 10KSB/A
period 2000-12-31
EMPIRE ENERGY CORP
filed 2001-05-11
CIK 788206

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

There were 14,841,896 shares of common stock $.001 par value outstanding as of March 27, 2001.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No   X
                                                    ---       ---

Item 1. Description of Business

Introduction


     Empire Energy Corporation ("Empire") is a reporting company under the US 1934 Securities Act whose common shares trade on the OTC bulletin board under ticker symbol EECI.OB. The company is headquartered in Overland Park, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. Medivest engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. The company emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999. At that time, Peterson & Sons Holding Company acquired control by purchasing a majority of the then outstanding shares of Empire from the majority shareholder. Neither Empire nor any of its affiliates received any of the proceeds from the sale. On May 17, 1999, the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation and Empire commenced commercial activity in the oil and gas industry. Empire was previously financed through the issuance of convertible debentures (now converted) at $1.00 US per Empire share, raising $500,000 in 1999.


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

Item 2. Description of Property

Oil and Gas Reserves


     The Company has no proved oil or gas reserves at December 31, 2000. Geological structures surrounding the producing properties are such that reserves cannot be evaluated with the engineering certainty necessary to be judged proven reserves and other properties remain under development. Reference should be made to Note 5 (Oil and Gas Properties Not Subject to Amortization) for additional information pertaining to the Company's oil and gas properties. During fiscal 2000, the Company did not file any reports that included estimates of total proved net oil or gas reserves with any federal agency other than the Securities and Exchange Commission.


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

Results of Operations


     During the year ended December 31, 2000, the Company generated $487,979 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $13,406 in lease operating expense related to these wells. The Company generated an operating loss of $359,932 from exploration and production activities, including $289,948 in depletion and impairment expense from wells drilled and $544,557 in Company operating expenses and expenses of pursuing proposed projects. During the year ended December 31, 1999 (after beginning operations in March), the Company generated $69,401 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $1,100 in lease operating expense related to these wells. The Company generated an operating loss of $593,339 from exploration and production activities, including $90,802 in depletion and impairment expense from wells drilled and $744,431 in Company operating expenses and expenses of pursuing proposed projects.

     In addition, during the year ended December 31, 2000, the Company impaired goodwill and other assets associated with the purchase of Omega International, Inc., the computer services company and the consumer marketing company in the amount of $17,128,880. The impairments, along with operating losses of $232,615 are included as discontinued operations. The Company has discontinued any efforts to build a non-energy business and intends to focus entirely on oil and gas revenue production.


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

                                                     Amount and Nature               Percent
                                                            of                         of
Name and Address                  Title            Beneficial Ownership (1)           Class
----------------                  -----            ------------------------           -----

Norman L. Peterson            Chief Executive              440,000(2)                  3.0
4001 W. 104th Terrace         Officer, Treasurer      Direct and Indirect
Overland Park, KS 66210          and Chairman

Bryan Ferguson                   President                 160,000(3)                  1.1
8119 Legler Road                                            Direct
Lenexa, KS  66219

John C. Garrison                 Director                  127,500(4)                   *
7211 High Drive                                             Direct
Prairie Village, KS  66208

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

                   EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                                TABLE OF CONTENTS



Independent Auditors' Report                                     F-2

Consolidated Balance Sheet                                       F-3

Consolidated Statements of Operations                            F-4

Consolidated Statements of Stockholders' Equity                  F-5 to F-8

Consolidated Statements of Cash Flows                            F-9 to F-10

Notes to Consolidated Financial Statements                       F-11 to F-28

Supplemental Information (Unaudited)                             F-29

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




Tulsa, Oklahoma                                /S/  Sartain Fischbein & Co.
February 19, 2001, except for                       Certified Public Accountants
Note 2 as to which the date is
May 3, 2001

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
                                                                   ------------

Stockholders' Equity
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 15,496,062                                          15,496
     Additional paid in capital                                      23,572,387
     Treasury stock, 750,000 shares at cost                          (1,125,000)
     Accumulated other comprehensive loss - unrealized
         loss on available for sale securities                           (8,451)
     Previous accumulated deficit                                    (1,867,999)
     Accumulated deficit during development stage                   (18,398,055)
                                                                   ------------

Total stockholders' equity                                            2,188,378
                                                                   ------------

Total liabilities and stockholders' equity                         $  2,271,827
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
---------------------------------------------------------------------------------------------------------------------

                                                                       December 31,
                                                            ----------------------------------          Cumulative
                                                                2000                 1999             Since Inception
                                                            ------------          ------------        ---------------
                                                             (Restated)            (Restated)           (Restated)
Oil and gas sales                                          $     487,979          $     69,401          $    557,380

Expenses:
    Lease operating                                               13,406                 1,100                14,506
    Depreciation, depletion, amortization and
      impairment                                                 289,948                90,802               380,750
    General and administrative                                   544,557               744,431             1,352,183
                                                           -------------          ------------          ------------
Operating loss                                                  (359,932)             (766,932)           (1,190,059)

Other income (expense):
    Interest expense, net                                         (7,894)              (76,750)              (84,644)
    Equity in net loss of investment                              (9,089)                 --                  (9,089)
    Loss on sale of available-for-sale securities                 (7,996)                 --                  (7,996)
                                                           -------------          ------------          ------------
    Loss from continuing operations before
           taxes and extraordinary item                         (384,911)             (843,682)           (1,291,788)

Provision for income taxes                                          --                    --                    (300)
                                                           -------------          ------------          ------------

Loss from continuing operations before
  extraordinary item                                            (384,911)             (843,682)           (1,292,088)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                                --                    --                 255,528
                                                           -------------          ------------          ------------

Loss from continuing operations                                 (384,911)             (843,682)           (1,036,560)

Discontinued operations:

  Loss from operations of discontinued
    segments, net                                           (17,361,495)                 --              (17,361,495)
                                                           -------------          ------------          ------------

Net loss                                                   $(17,746,406)          $   (843,682)         $(18,398,055)
                                                           =============          ============          ============

Basic loss per common share:
  Loss before extraordinary item                            $       (.03)         $       (.08)
  Extraordinary item                                                --                    --
                                                            ------------          ------------

  Loss from continuing operations                                   (.03)                 (.08)
  Loss from discontinued operations                                (1.34)                 --
                                                            ------------          ------------

  Net loss per share                                               (1.37)                 (.08)
                                                            ============          ============

Weighted average shares outstanding                           12,916,092            10,882,785
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



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------
Issuance of stock to
directors for services at
$.0066 per share on 3/24/99            12,500            13             70         --          --             --             --

Issuance of stock to a
consultant for services at
$2.125 per share at 11/9/99            10,000            10         21,240         --          --             --             --

Shares returned for no
consideration and
cancelled on 4/29/99                  (15,181)          (15)            15         --          --             --             --

Exercise of stock
options on 12/21/99                    12,500            13          7,487         --          --             --             --

Intrinsic value of
beneficial conversion feature            --            --           52,500         --          --             --             --

Conversion of debt
to common stock
(10/04/99 to 11/9/99)                 157,500           158        162,814         --          --             --             --

Stock based compensation
for non-employee stock
options granted on
3/24/99 and 8/10/99                      --            --          302,294         --          --             --             --

Net loss for the year                    --            --             --           --          --             --          (843,682)
                                  -----------   -----------    -----------    ----------   ----------    ---------       ---------

Balance at December 31, 1999       11,108,917        11,109      2,215,651         --      (1,867,999)        --          (651,649)



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



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------

Shares issued for cash at $3.00 per
share (3/8/00 to 4/7/00) in
conjunction with
a private placement, net of
$31,000 of offering costs             105,800             106         286,294       --             --            --            --

Conversion of debt to common
stock (2/2/00 to 4/14/00)             342,500             343         366,749       --             --            --            --

Issuance of shares in connection
with acquisition
of Omega on 2/8/00 with fair
value of $3.00 per share              560,000             560       1,679,440       --             --            --            --

Exercise of options on 3/25/00         50,000              50          29,950       --             --            --            --

Issuance of stock for consulting
services to an
unrelated individual at
$3.604 per share on 4/5/00             12,000              12          43,235       --             --            --            --

Issuance of shares in connection
with acquisition
of Talisman on 4/11/00 with
fair value of $3.50 per share         562,150             562       1,966,963       --             --            --            --

Issuance of shares in connection
with acquisition of One E Group
on 6/20/00 with fair value of
$2.50 per share                       846,675             846       2,115,842       --             --            --            --

Fair value of 11,000,000 warrants
granted in connection with
acquisition of computer service
company                                  --              --        11,500,000       --             --            --            --



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



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
------------------------------------------------------------------------------------------------------------------------------------
For The Period From March 21, 1995 (Inception) Through December 31, 2000
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                           Deficit
                                                                                                            Accumulated  Accumulated
                                            Common Stock          Additional                   Previous        Other        During
                                       ----------------------      Paid-in     Treasury       Accumulated  Comprehensive Development
                                       Shares        Amount        Capital       Stock          Deficit        Loss         Stage
                                       ------        ------        -------     ----------     -----------    --------    -----------

Issuance of stock for payment
of well costs incurred on
6/29/00 with a fair value
of $3.00 per share                    14,020            14        42,046          --             --             --             --

Exercise of options on
7/15/00 and 7/20/00                   110,000           110        69,840          --             --             --             --

750,000 shares returned in
connection with sale of
computer service company on
9/30/00 with a fair value
of $1.50 per share                      --            --       1,125,000    (1,125,000)          --             --             --

Capital contribution on
forgiveness of related
party debt in connection
with sale of computer
service company                         --            --          63,000          --             --             --             --

Issuance of shares in connection
with purchase of undeveloped oil
and gas properties on 11/17/00
with a fair value of $1.156
per share                          1,784,000         1,784     2,060,877          --             --             --             --

Intrinsic value of beneficial
conversion feature                      --            --           7,500          --             --             --             --

Other comprehensive loss                --            --            --            --             --           (8,451)          --

Net loss for year                       --            --            --            --             --             --      (17,746,406)
                                 -----------   -----------   -----------   -----------    -----------    -----------   ------------

Balance at December 31, 2000      15,496,062   $    15,496   $23,572,387   $(1,125,000)   $(1,867,999)   $    (8,451)  $(18,398,055)
                                 ===========   ===========   ===========   ===========    ===========    ===========   ============


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





EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
-----------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2000 and 1999 And The Period From March 21, 1995 (Inception) to December 31, 2000
-----------------------------------------------------------------------------------------------------------------------

                                                                        December 31,
                                                              --------------------------------           Cumulative
                                                                  2000                1999             Since Inception
                                                              -----------          -----------         ---------------
                                                              (Restated)                                 (Restated)
Cash Flows From Operating:
  Net loss                                                   $(17,746,406)         $  (843,682)        $(18,398,055)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
      Common stock issued for services                             43,198               21,333              103,517
      Intrinsic value of beneficial conversion
           feature                                                  7,500               52,500               60,000
      Stock based compensation for non-employee
          stock options granted                                      --                302,294              302,294
      Depreciation, depletion, amortization and
          impairment                                              289,948               90,802              380,750
      Equity in net loss of investment                              9,089                 --                  9,089
      Loss on sale of available-for-sale securities                 7,996                 --                  7,996
      Depreciation depletion, amortization and
          impairment of assets included in
          discontinued operations                              17,128,880                 --             17,128,880

Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                   37,565              (28,300)               9,265
      (Increase) decrease in prepaid expenses                       6,175               (1,000)               5,175
      Increase (decrease) in accounts payable                      11,007               28,702             (236,310)
      Decrease in customer deposits                                (7,150)                --                 (7,150)
                                                              -----------          -----------          -----------

Net Cash Used in Operating Activities                            (212,198)            (377,351)            (634,549)
                                                              -----------          -----------          -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                         (192,307)            (143,919)            (336,226)
      Decrease in deposits and other assets                        28,202                 --                 28,202
      Proceeds from sale of available-for-sale
        securities                                                 59,918                 --                 59,918
      Cash acquired in acquisitions                                77,364                 --                 77,364
      Investment in and advances to affiliate                    (111,931)                --               (111,931)
      Purchase of furniture and equipment                         (19,618)              (7,974)             (27,592)
                                                              -----------          -----------          -----------

Net Cash Used in Investing Activities                            (158,372)            (151,893)            (310,265)
                                                              -----------          -----------          -----------


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




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2000 and 1999 And The Period From March 21, 1995 (Inception) to December 31, 2000 (Continued)
------------------------------------------------------------------------------------------------------------------------------------

                                                                                             December 31,
                                                                                     -----------------------------     Cumulative
                                                                                        2000              1999       Since Inception
                                                                                     -----------       -----------   ---------------
Cash Flows From Financing Activities:
    Proceeds from note payable                                                              --                --             35,000
    Payment of note payable                                                                 --                --            (35,000)
    Proceeds from notes payable - related parties                                         22,500            52,500           75,000
    Payments on notes payable - related parties                                          (53,735)             --            (53,735)
    Proceeds from convertible debt                                                        20,000           500,000          520,000
    Proceeds from issuance of common stock                                               386,400             7,500          443,900
                                                                                     -----------       -----------      -----------

Net Cash Provided by Financing Activities                                                375,165           560,000          985,165
                                                                                     -----------       -----------      -----------

Net Increase in Cash                                                                       4,595            30,756           40,351

Cash, beginning of year                                                                   35,756             5,000             --
                                                                                     -----------       -----------      -----------

Cash, end of year                                                                    $    40,351       $    35,756      $    40,351
                                                                                     ===========       ===========      ===========

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                                                $      --         $      --        $       300
    Interest paid                                                                          8,787              --               --

Supplemental Disclosure Of Non-Cash Investing And Financing Activities
    Conversion of convertible debt to common
       stock including accrued interest of $24,592                                   $   367,092       $      --        $   524,592
    Assets acquired for stock and warrants                                            17,264,213              --         17,264,213
    Stock issued for oil and gas properties                                            2,104,718              --          2,104,718
    Other comprehension loss                                                               8,451              --              8,451
    Treasury stock acquired and debt forgiven in
       in exchange for assets and additional paid
       in capital                                                                      1,188,000              --          1,188,000


------------------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of these financial staements.

                                      F-10

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

Impairment of Long-Lived Assets: The Company follows Statement of financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, which requires than an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During 2000, the Company recorded an impairment of goodwill (which is included in discontinued operations) for $16,921,009 related to the purchase of Omega, Talisman, and One E Group (See Note 6).

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

2.     RESTATEMENT

The Company has reviewed its accounting for the estimated fair value of the warrants issued in conjunction with the acquisition of One E Group and has changed the value to $11,500,000 based on the Black=Scholes option pricing method, an increase of $11,489,000.

Additionally, December 31, 1999 was restated to record additional expense of $173,593 related to equity instruments issued in 1999.

The following is the summarized effect on the Company's financial statements.

                                           December 31, 2000                       Cumulative Since Inception
                                           -----------------                       --------------------------
                                        As                                         As
                                   Originally                                  Originally
                                    Reported            As Restated             Reported            As Restated
                                    --------            -----------             --------            -----------

Financial positon:
   Total assets                   $  2,271,827          $  2,271,827
   Stockholder's equity              2,188,378             2,188,378

Results of operations:

   Operating loss                 $   (359,932)         $   (359,932)         $ (1,016,466)         $ (1,190,059)
   Loss from continuing
     operations                       (384,911)             (384,911)           (1,118,495)           (1,292,088)
   Loss of operations from
     discontinued segments          (5,872,495)          (17,361,495)           (5,872,495)          (17,361,495)
   Net loss                         (6,257,406)          (17,746,406)           (6,735,462)          (18,398,055)
   Loss from continuing
     operations                           (.03)                 (.03)
   Net loss per common
     share                                (.48)                (1.37)



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

In addition, the Company has raised and is in the process of raising debt and equity capital (see Notes 8 and 11). There can be no assurances the Company will be successful in development and implementation of its business plan or raising additional capital.


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


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


4.     ACQUISITIONS (CONTINUED)

On June 20, 2000 the Company acquired a majority ownership interest in One E Group, Inc. ("One E Group"), an unrelated computer services company, in exchange for 846,675 shares of the Company's common stock, and warrants to purchase 11,000,000 shares of the Company's common stock at $3.00 per share. The market value of the Company's common stock on the date of the transaction was $2.50 per share. The warrants expire one year from the date of the transaction (June 20, 2001) and if not exercised are callable at $.001 per share 60 days after the Company's common stock trades at $5.55 for 30 consecutive days. The Company recorded an additional cost of $11,500,000 related to the warrants at their estimated fair value using the Black-Scholes calculation method and a weighted average risk-free interest rate of 8.50%, expected volatility of 118.46% and no expected dividend yield. The transaction was accounted for as a purchase. In August 2000, One E Group lost the services of critical personnel and key proposed contracts. As a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities (See note
6).

The following is a summary of the acquisitions:


                                                           Marketing             One E
                                         Omega              Company               Group                 Total
                                      -----------          -----------          -----------          -----------
Purchase price equal to the
  estimated market value of
  common stock and warrants
  issued                              $ 1,680,000          $ 1,967,525          $13,616,688          $17,264,213

Net Assets Acquired                         8,080               59,013              276,111              343,204
                                      -----------          -----------          -----------          -----------

Excess of the purchase price
  over the assets acquired            $ 1,671,920          $ 1,908,512          $13,340,577          $16,921,009
                                      ===========          ===========          ===========          ===========

Pro forma results of operations for 2000 and 1999 are as follows assuming the acquisitions had taken place as of January 1 of each respective year:


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


4.     ACQUISITIONS (CONTINUED)

                                                       Year Ended December 31,
                                                       2000             1999
                                                   ------------    -------------

Pro forma loss from discontinued operations        $(18,006,566)   $ (2,528,626)
Pro forma net loss                                  (18,391,477)     (3,372,308)
Pro forma loss per share                                  (1.36)           (.26)
Pro forma weighted average shares outstanding        13,552,880      12,851,610



Pro forma revenues and results from continuing operations are consistent with the amounts in the consolidated statements of operations.


5.     OIL AND GAS PROPERTIES NOT SUBJECT TO AMORTIZATION

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


6.     IMPAIRMENT OF GOODWILL AND DISCONTINUED OPERATIONS

During 2000, the Company acquired Omega, Talisman and One E Group (see Note 4). Due to the limited operating history of Omega, Talisman and One E Group, management determined the goodwill associated with the acquisitions should be fully impaired. The following is a summary of the impairment:


                                       Omega                 Talisman           One E Group              Total
                                     ------------          ------------         ------------          ------------

Excess of the purchase
   price over assets acquired        $  1,671,920          $  1,908,512         $ 13,340,577          $ 16,921,009
Impairment recognized                  (1,671,920)           (1,908,512          (13,340,577)          (16,921,009)
                                     ------------          ------------         ------------          ------------
Net                                  $       --            $       --           $       --            $       --
                                     ============          ============         ============          ============


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


6.     IMPAIRMENT OF GOODWILL AND DISCONTINUED OPERATIONS (CONTINUED)

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

7.     INVESTMENT IN AND ADVANCES TO AFFILIATE

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


9.     INCOME TAXES

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


11.    STOCKHOLDERS' DEFICIT

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


11.    STOCKHOLDERS' DEFICIT (CONTINUED)

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


11.    STOCKHOLDERS' DEFICIT (CONTINUED)

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

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance of services is complete. The fair value of the equity instrument is determined using the Black-Scholes calculation method. The Company recorded compensation expense of $0 and $302,294, respectively related to the vested non-qualified options granted to non-employees during 2000 and 1999, respectively.

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


11.    STOCKHOLDERS' DEFICIT (CONTINUED)

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

The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net loss and loss per share would have been $(17,852,732) and $(1.38) for the year ended December 31, 2000, $(944,962) and $(0.09) for the year ended December 31, 1999 and
$(18,605,661) for the period from March 21, 1995 (inception) to December 31,
2000.

For options granted during the year ended December 31, 2000 and 1999, the estimated fair value of the options granted utilizing the Black-Scholes pricing model under the Company's plan was based on a weighted average risk-free interest rate of 8.50%, expected option life of 2 to 5 years, expected volatility of $118,46 (2000) and 97.47% to 125.31% (1999), respectively and no expected dividend yield.


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


11.    STOCKHOLDERS' DEFICIT (CONTINUED)

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


12.    EXTRAORDINARY GAIN

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


--------------------------------------------------------------------------------

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
  (A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------


13.    PROPOSED ACQUISITION

On December 12, 2000, the Company entered into an agreement to acquire 100% of Commonwealth Energy Corporation ("Commonwealth") (a Canadian registered company) in a stock exchange. The Company will exchange approximately 5,429,758 shares of its stock for all the issued and outstanding common stock of Commonwealth. The purchase price for Commonwealth is $6,447,838 based on a market price of $1.1875 per share of the Company's common stock on the date the agreement was reached. Additionally, the Company will grant 488,084 options and 162,435 warrants to replace Commonwealth options and warrants currently outstanding. These Company options and warrants have exercise prices ranging from $.80 to $1.80 and expire within approximately 6 months to 5 years of the agreement date.

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


/s/ John C. Garrison                Director                        May 7, 2001
----------------------
    John C. Garrison


/s/ John L. Hersma                  Director                        May 7, 2001
----------------------
    John L. Hersma