Form 10QSB
period 2001-03-31
EMPIRE ENERGY CORP
filed 2001-05-18
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2001


                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)


             Utah                                               87-0401761
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)

                       7500 College Boulevard, Suite 1215
                             Overland Park, KS                    66210
                     --------------------------------------      --------
                    (Address of Principal Executive offices)    (Zip Code)

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

There were 14,821,062 shares of common stock $.001 par value outstanding as of April 30, 2001.

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



EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET                                              March 31, 2001    December 31,
March 31, 2001                                              (Unaudited)         2000
----------------------------------------------------------------------------------------

ASSETS

Cash                                                        $     30,650    $     40,351
Account receivable - trade, no allowance deemed necessary          7,512           9,675
Marketable securities                                              3,640           4,832
                                                            ------------    ------------
Total Current Assets                                              41,802          54,858
                                                            ------------    ------------

Oil and gas properties, using full cost accounting:
        Properties not subject to amortization                 2,100,839       2,062,661
                                                            ------------    ------------
Other Assets:
        Furniture and equipment, net of accumulated
         depreciation of $3,844 and $2,464                        26,702          25,117
        Deposits and other                                        73,122          26,349
        Investment in and advances to affiliate                  102,842         102,842
                                                            ------------    ------------
                                                                 202,666         154,308
                                                            ------------    ------------

Total Assets                                                $  2,345,307    $  2,271,827
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Accounts payable and accrued liabilities             $    127,999    $     50,949
       Notes payable - related parties                            17,500          12,500
       Convertible debentures                                     20,000          20,000
                                                            ------------    ------------
Total Current Liabilities                                        165,499          83,449
                                                            ------------    ------------
Stockholders' Equity
       Common stock, authorized 50,000,000
        shares of $.001 par value, issued and
        outstanding 15,571,062 and 15,496,062                     15,571          15,496
       Additional paid in capital                             23,656,172      23,572,387
       Treasury stock, 750,000 shares at cost                 (1,125,000)     (1,125,000)
       Accumulated other comprehensive loss                       (9,643)         (8,451)
       Previous accumulated deficit                           (1,867,999)     (1,867,999)
       Accumulated deficit during
        development stage                                    (18,489,293)    (18,398,055)
                                                            ------------    ------------
Total Stockholders' Equity                                     2,179,808       2,188,378
                                                            ------------    ------------

Total Liabilities and Stockholders' Equity                  $  2,345,307    $  2,271,827
                                                            ============    ============


        The accompanying notes are an integral part of these financial statements.




EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (Unaudited)
---------------------------------------------------------------------------------------------
For The Three Month Periods Ended March 31, 2001 and 2000 and the Period from
March 21, 1995 (inception) to March 31, 2001
---------------------------------------------------------------------------------------------

                                                          March 31,             Cumulative
                                                    2001            2000      Since Inception

                                                ------------    ------------    ------------
Oil and gas sales                               $     32,017    $    122,053    $    589,397

Expenses:
    Lease operating                                    7,160           2,032          21,666
    Depreciation, depletion, amortization and
      impairment                                       1,380          80,404         382,130
    General and administrative                       113,895         126,419       1,466,078
                                                ------------    ------------    ------------
Loss from operations                                 (90,418)        (86,802)     (1,280,477)

Interest, net                                          1,680            (849)        (82,964)
Equity in net loss of investment                      (2,500)           --           (11,589)
Loss on sale of available-for-sale securities           --              --            (7,996)
                                                ------------    ------------    ------------
Loss before taxes and extraordinary item             (91,238)        (87,651)     (1,383,026)

Provision for income taxes                              --              --              (300)
                                                ------------    ------------    ------------
Loss from continuing operations
  before extraordinary item                          (91,238)        (87,651)     (1,383,326)

Extraordinary item - gain on restructuring of
  debt, net of taxes                                    --              --           255,528
                                                ------------    ------------    ------------
Loss from continuing operations                      (91,238)        (87,651)     (1,127,798)

Loss from discontinued operations                       --        (1,616,379)    (17,361,495)
                                                ------------    ------------    ------------

Net Loss                                        $    (91,238)   $ (1,704,030)   $(18,489,293)
                                                ============    ============    ============

Basic loss per common share:
  Loss from continuing operations               $      (0.01)   $      (0.01)
  Loss from discontinued operations             $      (0.00)   $      (0.14)
  Extraordinary item                                    --              --
                                                ------------    ------------

Net loss per share                                     (0.01)          (0.15)
                                                ============    ============

Weighted average shares outstanding               14,768,840      11,485,058
                                                ============    ============


---------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these financial statements.





EMPIRE ENERGY CORPORATION
  (A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------
For The Three Month Periods Ended March 31, 2001 and 2000
    And The Period From March 21, 1995 (Inception) to March 31, 2001
------------------------------------------------------------------------------------------------------

                                                                        March 31,
                                                           --------------------------     Cumulative
                                                               2001          2000      Since Inception
                                                           -----------    -----------    -----------
Cash Flows From Operating:
  Net loss                                                $    (91,238)   $ (1,704,030)   $(18,489,293)
  Adjustments to reconcile net loss to net
    cash used in operating  activities:
      Common stock issued for expenses                            --              --           103,517
      Intrinsic value of conversion feature                       --              --            60,000
      Stock based compensation for non-employee
          stock options granted                                 33,860            --           336,154
      Depreciation, depletion, amortization and
          impairment                                             1,380          80,404         382,130
      Equity in net loss of investment                            --              --             9,089
      Loss on sale of available-for-sale securities               --              --             7,996
      Depreciation, depletion, amortization and
          impairment in discontinued operations                   --         1,602,418      17,128,880
Changes in Assets and Liabilities:
      Decrease(Increase) in accounts receivable                  2,163         (29,473)         11,428
      Decrease in prepaid expenses                               4,484         (18,500)          9,659
      Increase(Decrease) in accounts payable
          and customer deposits                                (12,384)         12,413        (255,844)
                                                          ------------    ------------    ------------
Net Cash Used by Operating Activities                          (61,735)        (56,768)       (696,284)
                                                          ------------    ------------    ------------
Cash Flows From Investing Activities:
      Purchase of oil and gas properties                          --           (26,902)       (336,226)
      Purchase of furniture and equipment                       (2,966)           --           (30,558)
      Investment in and loan to affiliate                         --          (100,675)       (111,931)
      Net Cash received in acquisition                            --             2,912          77,364
      Decrease in deposits and other assets                       --              --            28,202
      Proceeds of sale of available-for-sale securities           --              --            59,918
                                                          ------------    ------------    ------------
Net Cash Used in Investing Activities                           (2,966)       (124,665)       (313,231)
                                                          ------------    ------------    ------------
Cash Flows From Financing Activities:
    Proceeds from notes payable                                   --              --            35,000
    Payment of notes payable                                      --              --           (35,000)
    Proceeds from notes payable - related parties                5,000            --            80,000
    Payments on notes payable - related parties                   --           (36,500)        (53,735)
    Proceeds from convertible debentures                          --              --           520,000
    Proceeds from issuance of common stock                      50,000         308,900         493,900
                                                          ------------    ------------    ------------
Net Cash Provided by Financing Activities                       55,000         272,400       1,040,165
                                                          ------------    ------------    ------------
Net Increase in Cash                                             9,701          90,967          30,650
Cash, beginning                                                 40,351          35,756            --
                                                          ------------    ------------    ------------
Cash, end                                                 $     30,650    $    126,723    $     30,650
                                                          ============    ============    ============
Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                     $       --      $       --      $        300
    Interest paid                                                 --               886           8,787
Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Acquisition costs in accounts payable                 $     51,257    $       --      $     51,257
    Well development costs in accounts payable                  38,178            --            38,178
    Accumulated other comprehensive loss                         1,192            --             9,643
    Conversion of convertible debt to common stock                --           317,500         500,000
        including accrued interest of                             --            22,407          24,592
    Assets acquired for stock                                     --         1,610,000      17,264,213
    Stock issued for oil and gas properties                       --              --         2,104,718
    Treasury stock acquired and debt forgiven in
     exchange for assets and as paid in capital                   --              --         1,188,000


------------------------------------------------------------------------------------------------------
               The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENT
MARCH 31, 2001 AND 2000

1. INTERIM REPORTING - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB/A at December 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


2. ACCOUNTING PROCEDURES AND POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Empire Energy Corporation and its wholly owned and majority owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Reclassifications of revenue and expense items have been made where necessary to improve comparability of results of continuing operations.

Deposits and Acquisition Costs

Deposits and acquisition costs paid in advance are deferred and recognized when the expense is realized or the acquisition is completed. Acquisition costs will be charged to expenses if the related acquisition is not completed.


3. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at March 31, 2001:

Notes payable - related parties, interest
at 10%, due on demand. The notes are
without collateral.                                $   17,500
                                                   ==========

Convertible debentures, interest  at 12%,
due in one year from  issuance. The notes are
convertible  on a $2.00 for one share basis
into shares of common stock.                       $   20,000
                                                   ==========



4. INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company has a $100,000 demand note receivable from a real estate entity in which the Company has a 39% ownership interest. The note accrues interest at 10% and is due on demand. The Company accounts for its investment in this entity under the equity method. Accordingly, a proportionate share of operating losses incurred by the real estate entity is recorded by the Company and reduces the book value of the Company's investment in the entity. Since the Company has advanced funds to this entity in addition to the initial investment, a proportionate share of additional net losses of this entity have been recognized and allowed to reduce the book value of the advances and related accrued interest.

5.  ACQUISITION AND DISCONTINUED OPERATIONS

On February 8, 2000, the Company acquired all the outstanding common stock of Omega International, Inc. ( "Omega" ) for 560,000 shares of the Company's common stock valued at $1,610,000. Subsequently, during 2000, operations of Omega were discontinued and all revenues and expenses of Omega were reclassified as loss from discontinued operations.

6.       STOCK BASED COMPENSATION

In January 2001, the Company granted two year options to an employee to purchase 250,000 shares of common stock and granted options to consultants to purchase 75,000 shares of common stock, at $1.00 per share. Options for 75,000 shares of common stock were exercised during the first quarter of 2001. The Company recorded compensation expense of $33,860 related to the options granted to the consultants. This amount is the estimated fair value of the options, determined utilizing the Black-Scholes pricing model, based on a weighted average risk-free interest rate of 8.50%, expected option life of 2 years, expected volatility of 106% and no expected dividend yield.




Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company's plan of operation is to explore opportunities to acquire and develop oil and gas properties both domestically and internationally that may benefit the Company and its stockholders. Management anticipates that to exploit any such opportunities, the Company will issue shares of its common stock as the primary consideration for the participation in such opportunities.

     On December 12, 2000, the Company entered into an agreement to acquire Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth is listed for trading on the Canadian Venture Exchange (formerly the Alberta Stock Exchange), has two wholly owned subsidiaries, Blue Mountain Resources Inc. and Commonwealth Energy (USA) Inc. and is active in Oklahoma, Wyoming, and Texas. This acquisition is expected to be consummated during the second quarter of 2001 but must first be approved by the Empire shareholders. A definitive proxy statement to solicit this approval by the shareholders was filed with the Securities and Exchange Commission on May 14, 2001. A vote of the shareholders on this matter is scheduled to be held May 25, 2001.

     In November, 2000, Empire acquired a 44.6% working interest in a 704-acre lease located in Leon County, Texas of which Commonwealth currently owns 50%. The Bedsole lease has one well, drilled by Amerada Hess to 16,300 feet deep, completed and logged. Logs from the well indicate the presence of several productive sandstone formations including the popular Bossier Sand and Cotton Valley Sand. Seismic information suggests that there may be pinnacle reef structures present on the lease that could be host to hydrocarbons. Similar structures in the area have produced in excess of 30 BCF. A 20" gas pipeline is present within 3000 feet of the well. Empire will acquire an additional 50% working interest in the lease at the close of the Commonwealth transaction and will become the operator of the lease. It is anticipated that once Empire owns 94.6% or greater, the opportunity to do a farm-out for development drilling will be increased significantly.

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

     In April 2000, the Company acquired Omega International, Inc. (Omega) for 560,000 shares of the Company's common stock. In April 2000, the Company acquired substantially all of the assets of Talisman Marketing, Inc. for 562,150 shares of the Company's common stock. In June 2000, the Company acquired a majority ownership interest in One E Group, Inc. in exchange for a total of 846,667 shares of the Company's common stock. The objective of these acquisitions was the Company's attempt to build a "non-energy" business unit. During 2000, all three of these activities were discontinued and the related revenues and expenses were reclassified from continuing operations and are shown in the financial statements as loss from discontinued operations. The Company has discontinued any efforts to build a non-energy business unit and intends to focus entirely on oil and gas revenue production.

Present Activities:

     In March 2001, the Company initiated completion activities on the existing well on the Bedsole lease located in Leon County, Texas. A 12' section of the upper Cotton Valley sand was perforated and fractured and is currently shut-in with 7800 lbs SITP. The Company is evaluating an additional 40' section of upper Cotton Valley sand which it anticipates will also be perforated, fractured and flow tested to determine whether it is economical. Plans to lay a pipeline to the well are being evaluated and discussions with transporters and marketers are ongoing.

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


Results of Operations

     During the quarter ended March 31, 2001, the Company generated $32,017 in revenue from the sale of oil from its wells in Tennessee and incurred $7,160 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $90,418, after deducting no depletion expense from oil properties and $113,895 in general operating expenses and expenses of pursuing opportunities. During the quarter ended March 31, 2000, the Company generated $122,053 in revenue from the sale of oil from its wells in Tennessee and incurred $2,032 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $86,802 after deducting $80,404 in depletion, depreciation and impairment expense from oil properties and $126,419 in general operating expenses and expenses of pursuing opportunities. Overall, the Company reported a net loss of $1,704,030 for the three months ended March 31, 2000 because of the primarily non-cash charge to discontinued operations of $1,616,379 as a result of the purchase and the subsequent discontinuance of Omega International, Inc.

     The producing properties in Tennessee are classified as unevaluated because the geological structures are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to identify proven reserves. As a specific well is completed and put into production, or determined to be unsuccessful, the cost of the well is added to the full cost amortization calculation. Because of the lack of identified proven reserves, and the application of the "ceiling test", all amounts added to the full cost amortization calculation are immediately considered impaired and charged to operations. The recently acquired property in Texas has not yet been completed so remains classified as unevaluated and not subject to amortization at March 31, 2001.

Liquidity and Capital Resources

     On March 31, 2001, the Company had $41,802 in cash, accounts receivable and marketable securities and $165,499 in total liabilities. The liabilities include $20,000 in convertible subordinated debentures that may be converted to common stock and $17,500 owed to a shareholder. A substantial portion of the remaining current liabilities represent transaction costs of the proposed Commonwealth acquisition and development costs of the gas well in Texas. Net cash used in operating activities for the quarter ended March 31, 2001 was $61,736 compared to $56,768 for the quarter ended March 31, 2000. Net cash used in investing activities dropped to $2,996 for the quarter ended March 31, 2001 from $124,665 for the quarter ended March 31, 2000 as the Company focused on completing the Commonwealth acquisition. Net cash provided by financing activities, primarily the sale of common stock, was $55,000 for the quarter ended March 31, 2001 compared to $272,400 for the quarter ended March 31, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

None

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

          A special shareholders meeting has been called for May 25, 2001 for the purpose of voting on the acquisition of Commonwealth Energy Corporation, expansion of the board of directors and establishment of an additional class of common stock.

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

               Form 8-K/A was filed March 23, 2001 (amended May 11, 2001)in reference to the acquisition on February 8, 2000 of Omega International, Inc.

               Form 8-K was filed March 26, 2001 (amended May 11, 2001)reporting the purchase on April 11, 2000 of substantially all the assets of Talisman Marketing, Inc., including the financial statements of the selling company.

               Form 8-K was filed March 27, 2001 (amended May 11, 2001)
                reporting the purchase on June 20, 2000 of the majority of the outstanding stock on One E Group, Inc., including the financial statements of the acquired company.

               Form 8-K was filed March 28, 2001 (amended May 11, 2001)reporting the sale on September 30, 2000 of the investment acquired June 20, 2000 in One E. Group, Inc.

               Form 8-K was filed March 28, 2001 (amended May 11, 2001)
                reporting the purchase on November 17, 2000 of an interest in a natural gas production property in Texas that is presently under development.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Empire Energy Corporation

                                            By:  /s/  Norman L. Peterson
                                               --------------------------------
                                                      Norman L. Peterson
                                                      Chairman and Principal
                                                      Executive Officer