Form 10QSB
period 2001-06-30
EMPIRE ENERGY CORP
filed 2001-08-14
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                  June 30, 2001


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

There were 15,822,397 shares of common stock $.001 par value outstanding as of June 30, 2001.

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



EMPIRE ENERGY CORPORATION
BALANCE SHEET                                              June 30, 2001    December 31,
June 30, 2001                                               (Unaudited)         2000
----------------------------------------------------------------------------------------

ASSETS

Cash                                                        $    185,532    $     40,351
Account receivable - trade, no allowance deemed necessary         41,064           9,675
Marketable securities                                              1,552           4,832
                                                            ------------    ------------
Total Current Assets                                             228,148          54,858
                                                            ------------    ------------

Oil and gas properties, using full cost accounting:
        Properties subject to amortization                     3,216,223            --
        Properties not subject to amortization                 4,997,136       2,062,661
                                                            ------------    ------------
                                                               8,213,359       2,062,661
Other Assets:
        Furniture and equipment, net of accumulated
         depreciation of $3,844 and $2,464                        35,685          25,117
        Deposits and other                                        74,985          26,349
        Investment in and advances to affiliate                     --           102,842
                                                            ------------    ------------
                                                                 110,670         154,308
                                                            ------------    ------------

Total Assets                                                $  8,552,177    $  2,271,827
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Accounts payable and accrued liabilities             $    377,367    $     50,949
       Accounts payable - related parties                         85,338            --
       Notes payable - related parties                           114,600          12,500
       Convertible debentures                                     20,000          20,000
                                                            ------------    ------------
Total Current Liabilities                                        597,305          83,449
                                                            ------------    ------------
Stockholders' Equity
       Class A common stock, authorized 50,000,000
        shares of $.001 par value, issued and
        outstanding 16,572,397 and 15,496,062                     16,573          15,496
       "Paired" convertible stock, 5,763,263 units
        issued and outstanding                                     5,763            --
       Additional paid in capital                             32,203,499      23,572,387
       Treasury stock, 750,000 shares at cost                 (1,125,000)     (1,125,000)
       Accumulated other comprehensive loss                       (9,293)         (8,451)
       Accumulated deficit                                   (23,136,670)    (20,266,054)
                                                            ------------    ------------
Total Stockholders' Equity                                     7,954,872       2,188,378
                                                            ------------    ------------

Total Liabilities and Stockholders' Equity                  $  8,552,177    $  2,271,827
                                                            ============    ============


-----------------------------------------------------------------------------------------
        The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                             June 30
                                                       2001            2000
                                                   ------------    ------------
Oil and gas sales                                  $     27,568    $    102,397

Expenses:
    Lease operating                                       2,867           4,427
    Depreciation, depletion, amortization and
      impairment                                      2,109,609          46,111
    General and administrative                          590,317         194,305
                                                   ------------    ------------
Loss from operations                                 (2,675,225)       (142,446)
Interest, net                                            (3,812)          2,281
Equity in net loss of investment                         (2,500)         (4,375)
Impairment of note receivable                           (97,841)           --
                                                   ------------    ------------
Loss from continuing operations                      (2,779,378)       (144,540)

Loss from discontinued operations                          --       (15,259,987)
                                                   ------------    ------------

Net Loss                                           $ (2,779,378)   $(15,404,527)
                                                   ============    ============

Basic loss per common share:
  Loss from continuing operations                  $      (0.19)   $      (0.01)
  Loss from discontinued operations                $       --      $      (1.16)

                                                   ------------    ------------

Net loss per share                                        (0.19)          (1.17)
                                                   ============    ============

Weighted average shares outstanding                  14,948,534      13,147,111
                                                   ============    ============


--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

EMPIRE ENERGY CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Six Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                             June 30
                                                       2001            2000
                                                   ------------    ------------
Oil and gas sales                                  $     59,585    $    224,450

Expenses:
    Lease operating                                      10,027           6,459
    Depreciation, depletion, amortization and
      impairment                                      2,110,989         126,515
    General and administrative                          704,212         320,724
                                                   ------------    ------------
Loss from operations                                 (2,765,643)       (229,248)
Interest, net                                            (2,132)          1,432
Equity in net loss of investment                         (5,000)         (4,375)
Impairment of note receivable                           (97,841)           --
                                                   ------------    ------------
Loss from before taxes                               (2,870,616)       (232,191)

Provision for income taxes                                 --
                                                   ------------    ------------
Loss from continuing operations                      (2,870,616)       (232,191)

Loss from discontinued operations                          --       (16,876,366)
                                                   ------------    ------------

Net Loss                                           $ (2,870,616)   $(17,108,557)
                                                   ============    ============

Basic loss per common share:
  Loss from continuing operations                  $      (0.19)   $      (0.02)
  Loss from discontinued operations                $       --      $      (1.37)

                                                   ------------    ------------

Net loss per share                                        (0.19)          (1.39)
                                                   ============    ============

Weighted average shares outstanding                  14,859,184      12,316,081
                                                   ============    ============


--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

EMPIRE ENERGY CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------
For The Six Month Periods Ended June 30, 2001 and 2000
--------------------------------------------------------------------------------------

                                                                    June 30,
                                                          ----------------------------
                                                               2001          2000
                                                          ------------    ------------
Cash Flows From Operating:
    Net loss                                              $ (2,870,616)   $(17,108,557)
  Adjustments to reconcile net loss to net
    cash used in operating  activities:
      Common stock issued for expenses                         520,000            --
      Stock based compensation for non-employee
          stock options granted                                 36,957            --
      Depreciation, depletion, amortization and
          Impairment                                         2,110,990         126,515
      Equity in net loss of investment                           5,000         (11,707)
      Impairment of Note Receivable                             97,841            --
      Depreciation, depletion, amortization and
          impairment in discontinued operations                   --        16,876,604
Changes in Assets and Liabilities:
      Decrease(Increase) in accounts receivable                  3,386          (4,460)
      Decrease in prepaid expenses                                --            46,845
      Increase(Decrease) in accounts payable
          and accrued liabilities                               27,027            --
                                                          ------------    ------------
Net Cash Used by Operating Activities                          (69,414)         (74,760)
                                                          ------------    ------------
Cash Flows From Investing Activities:
      Change in other assets and deposits                       22,174           1,000
      Purchase of oil and gas properties                      (144,052)        (86,894)
      Purchase of furniture and equipment                       (4,713)           --
      Investment in and loan to affiliate                         --          (107,244)
      Net Cash received in acquisition                           7,148          78,379
      Proceeds of sale of available-for-sale securities          2,438            --
                                                          ------------    ------------
Net Cash Used in Investing Activities                         (117,005)       (114,759)
                                                          ------------    ------------
Cash Flows From Financing Activities:
    Proceeds from notes payable - related parties              102,100            --
    Payments on notes payable - related parties                   --           (45,000)
    Proceeds from issuance of common stock                     229,500         316,400
                                                          ------------    ------------
Net Cash Provided by Financing Activities                      331,600         271,400
                                                          ------------    ------------
Net Increase in Cash                                           145,181          81,881
Cash, beginning                                                 40,351          35,756
                                                          ------------    ------------
Cash, end                                                 $    185,532    $    117,637
                                                          ============    ============

Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                     $       --      $       --
    Interest paid                                                 --             1,068
Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock                --           342,500
        including accrued interest of                             --            24,635
    Assets acquired for stock and accrued cost               7,828,371      17,184,213
    Stock issued for oil and gas properties                     23,124          28,040
    Other comprehensive loss, marketable
        securities                                                 842          12,417


--------------------------------------------------------------------------------------
       The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENT
JUNE 30, 2001 AND 2000

1. INTERIM REPORTING - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB/A at December 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

Development Stage

The Company's corporate charter was reinstated on March 21, 1995 and the Company was in the development stage until the effective date of the Commonwealth acquisition. The Company is no longer considered in the development stage.

Deposits and Acquisition Costs

Deposits and acquisition costs paid in advance are deferred and recognized when the expense is realized or the acquisition is completed. Acquisition costs will be charged to expenses if the related acquisition is not completed.

Earnings Per Share

Convertible securities which participate in dividends are included in basic weighted average number of common shares outstanding if their effect is dilutive. Due to losses during the six months and three months ended June 30, 2001, all participating convertible securities are anti-dilutive.

3. NOTES PAYABLE AND CONVERTIBLE DEBENTURES

Notes payable and convertible debentures consist of the following at June 30, 2001:

Notes payable - related parties, interest
at 10%, due on demand. The notes are
without collateral.                                $  114,600
                                                   ==========

Convertible debentures, interest  at 12%,
due in one year from  issuance. The notes are
convertible  on a $2.00 for one share basis
into shares of common stock.                       $   20,000
                                                   ==========

4. INVESTMENT IN AND ADVANCES TO AFFILIATES

The Company has a $100,000 demand note receivable from a real estate entity in which the Company has a 39% ownership interest. The note accrued interest at 10% and is due on demand. Since the Company accounted for its investment under the equity method, operating losses incurred by this entity reduced the book value of the note. During the second quarter management determined that the note was not collectable and recorded an impairment of the remainder of the note balance and accrued interest of $97,841.

5. COMMON STOCK

In connection with the Company's acquisition of Commonwealth effective June 29, 2001, the Company issued 5,763,263 "Paired" shares to the stockholders of Commonwealth (see Note 6). Each "Paired" share consists of one Class B common stock and one share of convertible stock (see description below).

In June 2001, the Board of Directors authorized a new class of common stock, Class B common stock. The Board authorized 6,750,000 shares of $.0001 par value Class B common stock. The Class B common stock has the same voting rights as Class A common stock, does not participate in dividends and has no liquidation value. Upon conversion of the convertible stock or December 31, 2007, the Company is required to redeem the outstanding Class B common stock for $.0001 per share.

Additionally, the Company has convertible stock, par value $.001. The convertible stock participates in dividends, has no voting rights and converts on a one-to-one basis into Class A common stock.

6. ACQUISITION

     Effective June 29, 2001, Empire acquired 100% of Commonwealth in exchange for Empire shares on the basis of six shares of Commonwealth for one share of Empire. As a result, Empire exchanged 5,763,263 shares of its "paired" convertible stock for all the issued and outstanding common stock of Commonwealth. The transaction was recorded using the purchase method. The purchase price for the stock is $6,339,589 based on a market price of $1.10 per Empire share on the date of the transaction. Additionally, Empire granted 488,088 options and 439,859 warrants to replace Commonwealth options and warrants currently outstanding on a one for six basis and granted new options to former Commonwealth personnel to purchase 576,310 Empire shares. The replacement options and warrants have exercise prices ranging from US$0.80 to US$1.80 and expire within approximately one month to 5 years. The new options have an exercise price of US$3.00 and expire in five years. A fair value of $1,162,082 was calculated for these options and warrants using the Black-Scholes option pricing model, with volatility of 118.79% and a discount rate of 8.5%.

The Company also issued 297,000 shares of stock with a market value of $326,700 based on a market value of $1.10 in satisfaction of cost related to the acquisition.

To record the acquisition of Commonwealth under the purchase method:

              Net assets acquired at fair value:
                Current assets                                 $    41,923
                Furniture and equipment                              8,615
                Deposits and other assets                           47,469
                Oil and gas properties                           8,091,752
                Minority equity investments                         23,341
                Current liabilities                              (225,680)
                                                               -----------

              Total                                            $ 7,987,420
                                                               ===========

              Consideration comprised of 5,763,263
                common shares of Empire                        $ 6,339,589
              Transaction costs                                    485,749
              Consideration for replacement
                options and warrants issued and
                576,310 of options granted                       1,162,082
                                                               -----------

              Total                                            $ 7,987,420
                                                               ===========


The purchase price results in an increase in the cost of the net assets of Commonwealth of $4,048,756. Based on management's evaluation of the fair value of the assets acquired and liabilities assumed, the Company allocated this increase in cost to oil and gas properties.

     Empire uses the full cost method of accounting for oil and gas properties. This method of accounting requires that a ceiling test be performed periodically to compare the recorded cost of oil and gas properties to the value of those properties. The full cost ceiling test was performed at June 30, 2001 after the acquisition which resulted in an impairment expense of $2,108,229.

The historical financial information for Commonwealth was prepared using U.S. Generally Accepted Accounting Principles.

     Commonwealth's reporting currency was the Canadian dollar. Accounts whose functional currency is the U.S. dollar that were translated to Canadian dollars for Commonwealth reporting purposes were translated back at the rates used by Commonwealth. Accounts whose functional currency is the Canadian dollar were translated in the following manner: assets and liabilities at year end rates; stockholder's equity at historical rates and results of operations at the monthly average exchange rates. The effects of exchange rate changes are reflected as a separate component of stockholders' equity.

7. STOCK BASED COMPENSATION

In April 2001, the Company granted options to acquire 16,001 shares of stock to consultants.The Company recorded compensation expense of $3,098 related to the options. This amount is the estimated fair value of the options, determined utilizing the Black-Scholes pricing model, based on a weighted average risk-free interest rate of 8.50%, expected option life of 1 year, expected volatility of 106% and no expected dividend yield.

In June 2001, the Company issued 400,000 shares of stock to P&S Management, a major stockholder, for services performed. The stock was valued at $520,000 based on a market price of $1.30.

8.  SUBSEQUENT EVENT

Subsequent to June 30, 2001, the Company borrowed $50,000 from a director. The promissory note is for six months with an interest rate of 10% and requires the issuance of 7,500 shares of common stock.


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

     On June 29,2001, the Company acquired Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth was listed for trading on the Canadian Venture Exchange (formerly the Alberta Stock Exchange), has two wholly owned subsidiaries, Blue Mountain Resources Inc. and Commonwealth Energy (USA) Inc. and is active in Oklahoma, Wyoming, and Texas.

     In November, 2000, Empire acquired a 45% working interest in a 704-acre lease located in Leon County, Texas of which Commonwealth owned 50%. With the acquisition of Commonwealth the Company owns 95% of the lease and now is operator. The Bedsole lease has one well, drilled by Amerada Hess to 16,300 feet deep, completed and logged. Logs from the well indicate the presence of several productive sandstone formations including the popular Bossier Sand and Cotton Valley Sand. Seismic information suggests that there may be pinnacle reef structures present on the lease that could be host to hydrocarbons. Similar structures in the area have produced in excess of 30 BCF. A 20" gas pipeline is present within 3000 feet of the well. Since the Company owns 95% of the lease the opportunity to do a farm-out for development drilling will be increased significantly.

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

Present Activities:

     In March 2001, the Company initiated completion activities on the existing well on the Bedsole lease located in Leon County, Texas. A 12' section of the upper Cotton Valley sand was perforated and fractured and is currently shut-in with 7800 lbs SITP. During July 2001, the Company initiated completion of an additional 42' section of upper Cotton Valley sand. This zone was also perforated and fractured. The frac went according to design and the flow back process is being completed. The results of the completion are encouraging but production rates cannot be determined until the flow back and subsequent testing are completed. The Company has contracted with Anadarko to sell the gas. With the acquisition of Commonwealth the Company owns 95% of this well.

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


In June 2001, as part of the Commonwealth acquisition, the Company also acquired several producing properties. One of the properties is a 2,600 acre lease in Coleman County, Texas. This lease has two wells that are completed in the Caddo and Duffer formations. One of the wells is currently producing natural gas and the other, which has produced gas in the past, is currently awaiting maintenance activities to return it to production. The Company has a 39% working interest in the lease and is in the process of implementing a development drilling program that includes the commingling of additional formations in the two existing producing wells as well as a multi-well drilling program targeting the Marble Falls, Duffer and Ellenberger formations with possible commingling of two or more zones.

The Company also acquired a 3,000 acre lease located in Parker County, Texas from Commonwealth. This lease has six key wells that are currently producing gas from various sand and conglomerate formations on the lease. Empire has a 50% working interest. Development plans for the lease include re-completion efforts on existing wells and an exploration program to determine if production is possible from the popular Barnett Shale underlying the area which has recently been discovered to be economical in the area.

In addition, the Company also acquired two leases in Washington County, Oklahoma from Commonwealth. These two leases total 480-acres and has current oil production from a 29-well waterflood operation in the Bartlesville sand. Empire has a 50% working interest. Development plans for the lease include evaluation of the current operations to identify inefficiencies as well as evaluation of the potential to perforate and fracture coal bed methane formations underlying the lease.

Results of Operations

     During the quarter ended June 30, 2001, the Company generated $27,568 in revenue from the sale of oil from its wells in Tennessee and incurred $2,867 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $2,675,225 after deducting $2,108,229 impairment expense from oil properties and $590,317 in general operating expenses and expenses of pursuing opportunities. During the quarter ended June 30, 2000, the Company generated $102,397 in revenue from the sale of oil from its wells in Tennessee and incurred $4,427 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $142,446 after deducting $46,111 in depletion, depreciation and impairment expense from oil properties and $194,305 in general operating expenses and expenses of pursuing opportunities. Overall, the Company reported a net loss of $2,779,278 for the three months ended June 30, 2001 primarily because of the non-cash charge to impairment of $2,108,229 as a result of a write-down of the full cost pool and $556,957 of stock-based compensation.

During the six months ended June 30, 2001, the Company generated $59,585 in revenue from the sale of oil from its wells in Tennessee and incurred $10,027 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $2,765,643 after deducting $2,108,229 impairment expense from oil properties and $704,212 in general operating expenses, and expenses of pursuing opportunities. The general and administrative expense includes $520,000 for stock issued to P&S Management, a significant stockholder. During the six months ended June 30, 2000, the Company generated $224,450 in revenue from the sale of oil from its wells in Tennessee and incurred $6,459 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $229,248 after deducting $126,515 in depletion, depreciation and impairment expense from oil properties and $320,724 in general operating expenses and expenses of pursuing opportunities. Overall, the Company reported a net loss of $2,870,616 for the six months ended June 30, 2001 primarily because of the non-cash charge to impairment of $2,108,229 as a result of a write-down of the full cost pool and $556,957 of stock-based compensation.

     The producing properties in Tennessee are classified as unevaluated because the geological structures are such that the amount of reserves cannot be evaluated with the engineering certainty necessary to identify proven reserves. As a specific well is completed and put into production, or determined to be unsuccessful, the cost of the well is added to the full cost amortization calculation. Because of the lack of identified proven reserves, and the application of the "ceiling test", all amounts added to the full cost amortization calculation are immediately considered impaired and charged to operations. The recently acquired property in Texas has not yet been completed so remains classified as unevaluated and not subject to amortization at June 30,2001

Liquidity and Capital Resources

     On June 30, 2001, the Company had $228,148 in cash, accounts receivable and marketable securities and $597,305 in total liabilities. The liabilities include $20,000 in convertible subordinated debentures that may be converted to common stock and $199,938 owed to shareholders. A substantial portion of the remaining current liabilities represent transaction costs of the proposed Commonwealth acquisition and development costs of the gas well in Texas. Net cash used in operating activities for the six months ended June 30, 2001 was $69,414 compared to cash used of $74,760 for the six months ended June 30, 2000. Net cash used in investing activities was $117,005 for the six months ended June 30, 2001 and $114,759 for the six months ending June 30, 2000 Net cash provided by financing activities, primarily from the exercise of options and borrowings from shareholders, was $331,600 for the six months ended June 30, 2001 and $271,400 for the six months ended June 30, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities.

On June 29, 2001, Empire acquired 100% of the outstanding shares of Commonwealth Energy Corporation in exchange for Empire shares on the basis of six shares of Commonwealth for one share of Empire Class A Common Stock. The transaction was structured as an exchangeable share transaction. As a result, the Commonwealth shareholders received one share of Empire Class B Redeemable Common Voting Stock and one share of Empire Exchangeco Ltd. Series A Nonvoting Stock. The Class B Redeemable Voting Common Stock and the Series A Nonvoting Stock are "paired" shares that must be transferred together. One Class B Redeemable Voting Common Stock and one Series A Nonvoting Share are exchangeable for one share of Empire Class A Common Stock. As a result, Empire will be exchanging 5,763,263 shares of its Class A Common Stock for all the issued and outstanding common stock of Commonwealth. The purchase price for the stock is $6,339,589 based on a market price of $1.10 per Empire share on the date of the transaction. Additionally, Empire granted 488,088 options and 439,859 warrants to replace Commonwealth options and warrants currently outstanding on a one for six basis and granted new options to former Commonwealth personnel to purchase 576,310 Empire shares. The replacement options and warrants have exercise prices ranging from US$0.80 to US$1.80 and expire within approximately one month to 5 years. The new options have an exercise price of US$3.00 and expire in five years. A fair value of $1,162,082 was calculated for these options and warrants using the Black-Scholes option pricing model, with volatility of 118.79% and a discount rate of 8.5%.

Empire intends to use the assets acquired to continue the oil and gas development and production activities previously pursued by Commonwealth.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

          A special shareholders meeting was held on May 25, 2001 at which time the shareholders approved the following:

                                                             For        Against

         1) Acquisition of Commonwealth Energy             9,606,637        0

         2) Amend and restate articles of Incorporation    9,606,637        0
           to increase the number of board of director seats from five to seven

         3) Amend and restate the Company's Articles of    9,609,339      298
            Incorporation authorizing the issuance of
            6,750,000 shares of Class B Redeemable
           Voting Common Shares

          The new board members are Lorne Torhjelm and Sieg Deckert. Current board members that will continue on the board are Norman L. Peterson, John Garrison, John Dixon, Elliott M. Kaplan, and John L. Hersma

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. None

     (b) Reports on Form 8-K:

          Form 8-K was filed July 11, 2001 reporting the purchase on June 29, 2001 of 100% of Commonwealth Energy Corporation, including the financial statements, of the acquired company.

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