Form 10QSB
period 2001-09-30
EMPIRE ENERGY CORP
filed 2001-11-14
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2001


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

There were 16,171,491 shares of Class A common stock $.001 par value outstanding as of September 30, 2001. There were also 5,736,581 shares of Class B common stock $.001 par value and 5,736,581 shares of paired convertible Exchangeco stock outstanding as of September 30, 2001.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    -----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition, results of operations and cash flows of the Company.



EMPIRE ENERGY CORPORATION
BALANCE SHEET                                                September 30,
                                                                 2001        December 31,
September 30, 2001                                           (Unaudited)         2000
-----------------------------------------------------------------------------------------

ASSETS

Cash                                                        $     41,068    $     40,351
Account receivable - trade, no allowance deemed necessary         73,295           9,675
Marketable securities                                              1,122           4,832
                                                            ------------    ------------
Total Current Assets                                             115,485          54,858
                                                            ------------    ------------

Oil and gas properties, using full cost accounting:
        Properties subject to amortization                     7,801,541            --
        Properties not subject to amortization                   706,250       2,062,661
                                                            ------------    ------------
                                                               8,507,791       2,062,661
Other Assets:
        Furniture and equipment, net of accumulated
         depreciation of $6,604 and $2,464                        38,783          25,117
        Deposits and other                                        51,645          26,349
        Investment in and advances to affiliate                     --           102,842
                                                            ------------    ------------
                                                                  90,428         154,308
                                                            ------------    ------------

Total Assets                                                $  8,713,704    $  2,271,827
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

       Accounts payable and accrued liabilities             $    682,949    $     50,949
       Accounts payable - related parties                         29,082            --
       Notes payable - related parties                           164,600          12,500
       Convertible debentures                                       --            20,000
                                                            ------------    ------------
Total Current Liabilities                                        876,631          83,449
                                                            ------------    ------------
Stockholders' Equity
       Class A common stock, authorized 50,000,000
        shares of $.001 par value, issued
        16,921,491 and 15,496,062                                 16,921          15,496
       "Paired" convertible stock, 5,736,581 units
        issued and outstanding                                     5,737            --
       Additional paid in capital                             32,367,517      23,572,387
       Treasury stock, 750,000 shares at cost                 (1,125,000)     (1,125,000)
       Accumulated other comprehensive loss                       (9,724)         (8,451)
       Accumulated deficit                                   (23,418,378)    (20,266,054)
                                                            ------------    ------------
Total Stockholders' Equity                                     7,837,073       2,188,378
                                                            ------------    ------------

Total Liabilities and Stockholders' Equity                  $  8,713,704    $  2,271,827
                                                            ============    ============


---------------------------------------------------------------------------------------------
          The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Month Periods Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                           September 30
                                                       2001            2000
                                                   ------------    ------------
Oil and gas sales                                  $     45,643    $    190,376

Expenses:
    Lease operating                                      15,981           1,942
    Depreciation, depletion, amortization and
      impairment                                         87,317         118,020
    General and administrative                          220,427         104,137
                                                   ------------    ------------
Loss from operations                                   (278,082)        (33,723)
Interest, net                                            (3,626)          2,453
                                                   ------------    ------------
Loss from continuing operations                        (281,708)        (31,270)

Loss from discontinued operations                          --          (154,151)
                                                   ------------    ------------

Net Loss                                           $   (281,708)   $   (185,421)
                                                   ============    ============

Basic loss per common share:
  Loss from continuing operations                  $      (0.02)   $      (0.00)
  Loss from discontinued operations                        --             (0.01)
                                                   ------------    ------------

Net loss per share                                 $      (0.02)   $      (0.01)
                                                   ============    ============

Weighted average shares outstanding                  15,992,265      13,653,952
                                                   ============    ============


--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.

EMPIRE ENERGY CORPORATION
STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Nine Month Periods Ended September 30, 2001 and 2000
--------------------------------------------------------------------------------

                                                           September 30
                                                       2001            2000
                                                   ------------    ------------
Oil and gas sales                                  $    105,228    $    414,826

Expenses:
  Lease operating                                        26,008           8,401
  Depreciation, depletion, amortization and
    impairment                                        2,198,306         244,536
  General and administrative                            924,639         424,861
                                                   ------------    ------------
Loss from operations                                 (3,043,725)       (262,972)
Interest, net                                            (5,758)          3,885
Equity in net loss of investment                         (5,000)         (4,375)
Impairment of note receivable                           (97,841)           --
                                                   ------------    ------------
Loss from before taxes                               (3,152,323)       (263,462)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Loss from continuing operations                      (3,152,323)       (263,462)

Loss from discontinued operations                          --       (17,030,517)
                                                   ------------    ------------

Net Loss                                           $ (3,152,323)   $(17,293,979)
                                                   ============    ============

Basic loss per common share:
  Loss from continuing operations                  $      (0.21)   $      (0.02)
  Loss from discontinued operations                        --             (1.33)
                                                   ------------    ------------

Net loss per share                                 $      (0.21)   $      (1.35)
                                                   ============    ============

Weighted average shares outstanding                  15,241,028      12,782,860
                                                   ============    ============


--------------------------------------------------------------------------------
   The accompanying notes are an integral part of these financial statements.



EMPIRE ENERGY CORPORATION
STATEMENTS OF CASH FLOWS (Unaudited)
-------------------------------------------------------------------------------------
For The Nine Month Periods Ended September 30, 2001 and 2000
-------------------------------------------------------------------------------------

                                                                 September 30,
                                                         ----------------------------
                                                               2001          2000
                                                         ------------    ------------
Cash Flows From Operating:
  Net loss                                               $ (3,152,323)   $(17,293,979)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Common stock issued for expenses                         520,000          26,998
     Stock based compensation for non-employee
        stock options granted                                  64,397            --
     Depreciation, depletion, amortization and
        impairment                                          2,198,306         244,536
     Equity in net loss of investment                           5,000            --
     Impairment of Note Receivable                             97,841            --
     Discontinued Operations
         Impairment of goodwill                                  --        16,851,009
         Depreciation, depletion, amortization and
            Impairment                                           --            37,435
         Minority income                                         --           (55,690)
         Gain on transfer of assets                              --            (8,759)
         Decrease in deposits                                    --            54,551

Changes in Assets and Liabilities:
     Decrease(Increase) in accounts receivable                (28,845)          6,740
     Decrease in prepaid expenses                                --             6,175
     Increase(Decrease) in accounts payable
         and accrued liabilities                              306,321         (46,207)
     Increase(Decrease) in accounts payable
         related parties                                       29,082            --
                                                         ------------    ------------
Net Cash Provided by (used in) Operating Activities            39,779        (177,191)
                                                         ------------    ------------
Cash Flows From Investing Activities:
     Change in other assets and deposits                       22,174            --
     Purchase of oil and gas properties                      (502,242)       (162,994)
     Purchase of furniture and equipment                       (9,180)         (2,137)
     Loans to related companies                                  --          (109,595)
     Net Cash received in acquisition                           7,148          77,364
     Proceeds of sale of available-for-sale securities          2,438            --
                                                         ------------    ------------
Net Cash Used in Investing Activities                        (479,662)       (197,362)
                                                         ------------    ------------
Cash Flows From Financing Activities:
     Payment of notes payable                                    --            (3,735)
     Proceeds from notes payable - related parties            152,100         (17,500)
     Proceeds from convertible debentures                        --            20,000
     Proceeds from issuance of common stock                   288,500         386,400
                                                         ------------    ------------
Net Cash Provided by Financing Activities                     440,600         385,165
                                                         ------------    ------------
Net Increase in Cash                                              717          10,612
Cash, beginning                                                40,351          35,756
                                                         ------------    ------------
Cash, end                                                $     41,068    $     46,368
                                                         ============    ============
Supplemental Disclosure of Cash Flow Information
    Income taxes paid                                    $       --      $       --
    Interest paid                                                --            16,068
Supplemental Disclosure of Non-Cash Investing
  And Financing Activities
    Conversion of convertible debt to common stock             20,000         342,500
        including accrued interest of                           2,400          24,591
    Assets acquired for stock and accrued cost              7,828,371      17,184,213
    Stock issued for oil and gas properties                    23,124          28,040
    Other comprehensive loss, marketable
        securities                                              1,273            --
    Other comprehensive loss                                     --            21,906
    Common stock returned                                        --         1,125,000
    Debt forgiven, net of assets transferred,
         recorded as paid in capital                             --            63,000



-------------------------------------------------------------------------------------
      The accompanying notes are an integral part of these financial statements.


EMPIRE ENERGY CORPORATION
NOTES TO FINANCIAL STATEMENT
SEPTEMBER 30, 2001 AND 2000


1. INTERIM REPORTING - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB/A at December 31, 2000.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) considered necessary for a fair presentation have been included. The accompanying unaudited financial information should be read in conjunction with the audited financial statements, including the notes thereto, as of December 31, 2000 and for the year then ended, included in the Company's Annual Report to Shareholders on Form 10KSB for the year ended December 31, 2000. Operating results for the nine month period ended September 30, 2001, are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.


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

Earnings Per Share

Convertible securities which participate in dividends are included in basic weighted average number of common shares outstanding if their effect is dilutive. Due to losses during the nine months and three months ended September 30, 2001, all participating convertible securities are anti-dilutive.

Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill And Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

SFAS No. 144. "Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144") addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and is effective for financial statements issued for fiscal years beginning after December 15, 2001.

Management has not completed its review of the specific impact of the adoption of these standards on the Company's financial position and results of operations. On a preliminary basis, management believes that the adoption of these standards may have a significant impact to the Company's future financial position and results of operations due to the Company's recent acquisitions. However, there should be no impact on cash flows resulting from the adoption of these standards. Management will continue to assess the impact from the adoption of these standards and will report such effects as they become known.


3. NOTES PAYABLE

Notes payable consist of the following at September 30, 2001:

Notes payable - related parties, interest
at 10%, due on demand. The notes are
without collateral.                                $  164,600
                                                   ==========


4. INVESTMENT IN AND ADVANCES TO AFFILIATES

None

5. COMMON STOCK

In connection with the Company's acquisition of Commonwealth effective June 29, 2001, the Company issued 5,763,263 "Paired" shares to the stockholders of Commonwealth. Each "Paired" share consists of one Class B common stock and one share of convertible stock.

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

Additionally, the Company has convertible stock, par value $.001. The convertible stock participates in dividends, has no voting rights and converts on a one-to-one basis into Class A common stock. During the third quarter 26,694 shares of convertible stock was converted into 26,694 shares of Class A common stock.


6. ACQUISITION

None


7. STOCK BASED COMPENSATION

In August 2001, the Company granted options to acquire 100,000 shares of stock to Consultants and also lowered the exercise price on another 250,000 shares. The Company recorded compensation expense of $27,439 related to these options. This amount is the estimated fair value of the options, determined utilizing the Black-Scholes pricing model, based on a weighted average risk-free interest rate of 8.50%, expected option life of 1 year, expected volatility of 106% and no expected dividend yield.


8.  SUBSEQUENT EVENTS

During October, 2001 Empire signed a binding Letter of Agreement to purchase additional oil and gas interests in the Fort Worth Basin in North Central Texas. Empire currently owns a 50% Working interest in this oil and gas production acreage in Parker County, Texas and has agreed to purchase the remaining 50% interest in the Prospect, as well as 100% Working Interest in three additional properties located within the same area. Empire will take over as operator on these leases. Empire has agreed to pay $150,000 and 150,000 shares of restricted common stock for the properties. The transaction is subject to Empire obtaining bank financing for the cash portion of the purchase price.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company explores for, produces and sells oil, natural gas and natural gas liquids. As such, the Company's financial results are significantly affected by changes in these commodity prices. The oil and natural gas industry has experienced significant volatility in recent years because of fluctuations in the relationship between the supply and demand of most fossil fuels as well as other uncertainties in the world energy markets and the domestic economy as a whole. As a result of higher-than-expected natural gas injection into storage during the second quarter of 2001 (this trend is continuing in the third quarter) and increasing crude oil supplies, natural gas and crude oil prices softened at the end of the second and during the third quarter. Assuming no material changes in this trend, some energy analysts are forecasting that natural gas and crude oil prices will be soft for the remainder of 2001. Due to this decline, cash flow from operations (net of general and administration, interest and income taxes) will be lower than forecast for 2001, which had projected natural gas prices to be on average $3.75 per Mcf and crude oil prices to be on average $26.00 per barrel for the last half of 2001. The Company also anticipates that capital expenditures for the final quarter will be lower than the previous quarter.

     The Company's plan of operation is to explore for and produce oil and natural gas and to pursue further opportunities to acquire and develop oil and gas properties both domestically and internationally that may benefit the Company and its stockholders.

On June 29,2001, the Company acquired Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth had two wholly owned subsidiaries, Blue Mountain Resources Inc. and Commonwealth Energy
(USA) Inc. with production and/or prospects located in the states of Oklahoma, Texas and Wyoming. A summary of the properties that were brought to Empire via this acquisition are summarized below:

TEXAS:
Leon County: An additional 50% working interest which makes Empire a 95% working interest owner on 891 acres with one drilled and completed borehole.
Parker County: A 50% Working Interest in 3,173 acres with eight wells and existing shallow gas production from several zones.
Coleman County: A 39% Working Interest in 2,600 acres with three wells and existing shallow gas production from several zones.

OKLAHOMA:
Washington County: A 40% Working Interest in 480 acres with 29 wells and existing oil production from several zones.

WYOMING:
Converse, Niobrara and Weston Counties: Approximately 14,000 acres of leased land, divided into various individual prospects. No existing production.

     The Company continues to explore opportunities to enhance oil and gas revenues. Over the past year, the Company expended significant efforts to build assets (property and production) by accumulating oil and gas properties and adding drillable inventory sufficient for the next three to five years. With that accomplished, the plans for the ensuing year will be to enhance revenues from the existing properties and establish means for the development of the drillable acreage. These plans include the following: 1) Conduct appropriate repair and maintenance activities on existing operations to enhance existing production. 2) Search for efficiencies in existing operations in order to lower costs. 3) Explore avenues available to fund development drilling opportunities without exposing the Company to significant share dilution. 4) Monitor political and economic developments in Nicaragua in furtherance of the objective of gaining an exploration license to drill for oil in that country.

     The Company currently has a working interest ownership in a total of 42 wells located on five individual properties. Thirty-one of the wells are oil production wells and eleven are natural gas wells. During the quarter, the average monthly gross oil production was approximately 645 barrels per month while the average monthly gas production was approximately 7500 MCF per month. Of the five producing leases in which the Company has an interest, one is operated by the Company and the remaining are operated by others. On non-operated properties, the operator is responsible for lease management, and maintaining effective and efficient oil and gas production. As such, the Company has less control or influence over such activities. During the quarter, the Company observed that operations on some leases were inadequate and the Company plans to address these issues going forward.

     The Company sells it's oil and natural gas to various purchasers, mostly on an indexed-based price. These indices are generally affected by the NYMEX and/or Henry Hub spot prices. The Company does not currently have a hedge position or hedge contract on any sales. Oil sales to first purchasers carry a discount or premium depending on oil quality as well as solids and water content. Gas sales (to pipelines) carry a gathering and transport fee.



Present Activities:

TEXAS

Leon County: The Company has a 95% Working Interest in this lease and is the operator via its wholly-owned subsidiary Commonwealth Energy (USA) Inc. In July 2001, completion activities commenced on a 42' Upper Cotton Valley Sand formation at a depth of approximately 13,000 feet. Log analysis indicated sufficient parameters for economic gas production. The target zone was isolated and then perforated, acidized and fractured. A contract was executed with Anadarko Petroleum and pipeline was laid to and tapped into the Pinnacle Gas Pipeline (Anadarko) and surface facilities were installed. During the flow back stage, the well flowed at rates ranging from 600 MCFD to 1500 MCFD. After approximately 75% of the frac load was recovered, the well began to produce a hydrocarbon-based emulsion. Flow rates and pressures began dropping and the well was placed on a production/pressure rebuild cycle with a reduced choke. An engineering evaluation suggested that the emulsion had created a barrier and thus was preventing full gas flow. A compound was formulated to break down the emulsion to allow its removal from the reservoir. The compound has been delivered to the formation and results indicate that the emulsion was broken down and subsequently removed from the formation. At present, frac water removal has resumed and upon completion, subsequent flow testing will be conducted. The balance of this lease provides the Company with substantial drillable acreage for a deep gas play in the Bossier Sands with bailout zones available in shallower formations. A development drilling program for this play has been prepared and is being presented to industry partners on a farm out basis.

Parker County: The Company has a 50% Working Interest in this lease. The lease is operated by others. There are eight current wells and gas gathering, treatment and sales infrastructure in place. Four of the eight wells are currently producing gas with the remaining four wells requiring various degrees of repair and maintenance to bring them back onto production. The average gross monthly production during the quarter was approximately 3600 MCF (1440 MCF net). Certain repair and maintenance items have been identified as necessary by the Company to allow an increase in the production from the wells. During the quarter, it was observed by the Company that needed repair and maintenance activities had not been completed by the current operator and, as such, full production potential from the lease was not realized. In October 2001, the Company entered into a Letter Agreement to purchase the remaining 50% Working Interest in the lease from Warrior Resources, Inc. The agreement calls for the Company to take over as the operator, acquire an additional three wells on another nearby 320-acre lease and to take over as the operator on the Coleman County, Texas lease. It is anticipated that once the transaction is complete, that the repair, maintenance and upgrade items that are needed can be done and that production from the lease can be increased. In addition, it is believed that there are other gas producing zones that are present behind pipe that, once completed, can provide an increase in production. Further development plans for this lease include the drilling of the Barnett Shale formation, which underlies the existing producing zones. Various options are being evaluated relative to the funding of the development drilling program with a focus on options that will avoid exposing the Company to significant share dilution.

Coleman County: The Company has a 39% Working Interest in this lease. The lease is operated by others. There are currently two wells and gas gathering, treatment and sales infrastructure in place. One of the wells is currently producing natural gas and the other, which has produced gas in the past, is currently awaiting maintenance activities to return it to production. The average gross monthly production during the quarter was approximately 2300 MCF (718 MCF net). In September 2001, the Company plugged the Warren #1 well, that was drilled by Commonwealth prior to the acquisition by the Company, and determined to be non-economical. In addition, during the quarter the Company executed an agreement with one of the land owners in the lease block to extend the primary term of the lease for a six-month period. Further development plans for this lease include the commingling of additional formations in the two existing producing wells, as well as a multi-well drilling program targeting the MarbleFalls, Duffer and Ellenberger formations with possible commingling of two or more zones. Various options are being evaluated relative to the funding of the development drilling program.



OKLAHOMA:

Washington County: The Company has a 40% Working Interest in this lease. The lease is operated by others. There are an estimated 29 wells and oil gathering and storage infrastructure in place. Of the 29 wells, approximately five wells are water injection wells. The lease produces approximately 8 to 10 barrels of oil per day however there are a series of repair and maintenance items that are needed that when done, according to the operator, will allow an increase in production. The production on this lease was shut in for several weeks during the quarter pending reconfiguration of division order issues. The lease has been turned back on and continues to produce oil, although at a reduced rate pending corrective actions by the operator. Development plans for this lease include several options including the acquisition of the remaining working interest from the other owners and then completing the repairs and making upgrades to get increased oil production. The possibility also exists for the development of Coal Bed Methane production from coal seems that are believed to be present. In addition, the Company may consider the outright sale of this lease to provide working capital for other projects.

TENNESSEE:

Overton County: The Company has a non-operating 60% Working Interest in this program. The program is operated by Pryor Oil Company. There is current oil production from two wells in the program. The wells produced an average of approximately 545 gross barrels of oil per month during the quarter. In addition, there are several wells that were drilled previously that are currently shut in. It is estimated that these wells will produce natural gas. Plans were presented to the Company for the installation of a gas gathering and sales pipeline into the area to allow sales for the gas. The pipeline was planned for completion in July however, at this writing the pipeline is not completed. It is not known when or if the entity that is constructing the pipeline will be successful in bringing pipe to the area to allow the sales of the shut in gas.

WYOMING:

Converse, Niobrara and Weston Counties: The Company has an estimated 14,000 net acres of lease land in the Powder River Basin in Wyoming. The leases are a combination of federal, state and fee-based leases of which the Company has a 100% Working Interest in all leases with the exception of two, the Madren Draw and Alkali prospects, where it owns 30%. The Company believes that this acreage holds oil production potential and is in the process of preparing a development drilling program to initiate exploration.

NICARAGUA:

The Company owns 50.5% of Industria Oklahoma-Nicaragua, S.A., a Nicaraguan subsidiary which has been pre-qualified in that country, allowing the right to participate in an upcoming licensing round. The licensing round would allow for bidding on an exploration concession (contract) to explore for oil and gas. At present, the bidding round has not been officially opened and the Company has no basis for predicting if or when the process will begin but is confident that recent actions in the country will allow for the process to proceed. Information suggests the possibility for commercial oil production in Nicaragua and specifically within the area designated by the Company in its qualification application. Data suggests the presence of source rocks within the appropriate thermal window, vertical migration pathways and adequate host and cap rock structures, all necessary ingredients for an oil and gas pool. Further evidence includes the surface manifestation of this oil by virtue of the live oil seeps that Company geologists have observed on the surface in Nicaragua.

Results of Operations

     During the quarter ended September 30, 2001, the Company generated $45,643 in revenue from the sale of oil and gas from its wells and incurred $15,981 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $278,082 after deducting $87,317 of depreciation, depletion and impairment expense from oil and gas properties and $220,427 in general operating expenses and expenses of pursuing opportunities. During the quarter ended September 30, 2000, the Company generated $190,376 in revenue from the sale of oil from its wells and incurred $1,942 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $33,723 after deducting $118,020 in depletion, depreciation and impairment expense from oil properties and $104,137 in general operating expenses and expenses of pursuing opportunities. Overall, the Company reported a net loss of $281,708 for the three months ended September 30, 2001 primarily because of the non-cash charge for depreciation and depletion of $87,317 and consulting stock options of $27,439.

During the nine months ended September 30, 2001, the Company generated $105,228 in revenue from the sale of oil and gas from its wells and incurred $26,008 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $3,043,725 after deducting $2,198,306 of depreciation, depletion and impairment expense from oil properties and $924,639 in general operating expenses, and expenses of pursuing opportunities. The general and administrative expense includes $520,000 for stock issued to P&S Investment Management Inc., a significant stockholder for services rendered. During the nine months ended September 30, 2000, the Company generated $414,826 in revenue from the sale of oil from its wells in Tennessee and incurred $8,401 in lease operating expense related to these wells. The Company generated a loss from oil and gas activities of $262,972 after deducting $244,536 in depletion, depreciation and impairment expense from oil properties and $424,861 in general operating expenses and expenses of pursuing opportunities. Overall, the Company reported a net loss of $3,152,323 for the nine months ended September 30, 2001 primarily because of the non-cash charge to impairment of $2,108,229 as a result of a write-down of the full cost pool and $556,957 of stock-based compensation.

Liquidity and Capital Resources

     On September 30, 2001, the Company had $115,485 in cash, accounts receivable and marketable securities and $876,631 in total liabilities. The liabilities include $193,682 owed to shareholders. A substantial portion of the remaining current liabilities represent transaction costs of the Commonwealth acquisition and development costs of the Bedsole #1 well in Leon County, Texas. Net cash provided from operating activities for the nine months ended September 30, 2001 was $39,779 compared to cash used of $177,191 for the nine months ended September 30, 2000. Net cash used in investing activities was $479,662 for the nine months ended September 30, 2001 and $197,362 for the nine months ending September 30,2000. Net cash provided by financing activities, from the exercise of options and borrowings from shareholders, was $440,600 for the nine months ended September 30, 2001 and $385,165 for the nine months ended September 30, 2000.

     Empire has agreed to acquire additional working interest in properties in Parker County, Texas from Warrior Resources, Inc. for $150,000 and 150,000 shares of restricted common stock. The transaction is subject to Empire obtaining bank funding for the cash portion of the purchase price. Once this transaction is complete Empire will own 100% of the working interest and will become the operator. As operator, Empire will be able to enhance the production of these properties to increase cash flow.

     Empire expects cash flows to increase due to increased oil and gas revenues and the reduction of general and administrative cost. With Empire becoming operator on the Parker and Coleman County Texas properties Empire anticipates being able to improve the property economics. Empire also anticipates that the production capabilities of the Bedsole #1 well in Leon County, Texas will be determined in the fourth quarter. Empire believes that there is further development potential on their oil gas properties and anticipates that development cost on the wells will be funded by industry partners or other investors through farmout agreements or other financing arrangements which will not require a capital investment by Empire or significant share dilution. In addition, Empire's management is reviewing general and administrative expenses and is making every attempt to reduce this expense. Moreover, Empire management is considering the disposal of certain oil and gas assets that it considers to be either outside of it's core area, not critical to future growth or is strategically desireable to provide funds to pay current liabilities and/or maintenance and development activities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 2. Changes in Securities and Use of Proceeds.

During the third quarter Empire issued 300,000 shares of registered common stock as the result of the exercise of stock options. The related funds were used for general corporate purposes.

Empire also issued 22,400 shares of restricted common stock as a result of a convertible debenture being converted.

During the third quarter there were also 26,694 "paired" Class B common and Exchangeco common shares exchanged into 26,694 shares of Empire Class A common stock.

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