Form 10KSB
period 2001-12-31
EMPIRE ENERGY CORP
filed 2002-04-15
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-KSB40


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2001

                             Commission File Number
                                     1-10077

                            EMPIRE ENERGY CORPORATION
                  --------------------------------------------
                 (Name of small business issuer in its charter)

            Utah                                                87-0401761
 ------------------------------                             -------------------
(State or other jurisdiction of                            (I.R.S. Employer
 incorporation or organization)                           Identification number)


     7500 College Blvd., Ste 1215
           Overland Park, KS                                       66210
 --------------------------------------                          --------
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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $143,263

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 10, 2002, was $1,289,310. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 21,334,361 shares of Class A common stock $.001 par value outstanding as of April 10, 2002. There were also 2,330,707 shares of Class B common stock $.001 par value and 2,330,707 shares of paired convertible Exchangeco stock outstanding as of April 10, 2002.


Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    -----

Item 1. Description of Business

Introduction


     Empire Energy Corporation ("Empire" or the "Company") is a reporting company under the US 1934 Securities Act whose common shares trade on the OTC bulletin board under ticker symbol EECI.OB. The company is headquartered in Overland Park, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. Medivest engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. The Company emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999. At that time, Peterson & Sons Holding Company acquired control by purchasing a majority of the then outstanding shares of Empire from the majority shareholder. Neither Empire nor any of its affiliates received any of the proceeds from the sale. On May 17, 1999, the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation and Empire commenced commercial activity in the oil and gas industry. Empire was previously financed through the issuance of convertible debentures (now converted) at $1.00 per Empire share, raising $500,000 in 1999.

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

     Empire's corporate strategy is to expand its domestic reserve base through the development of the existing exploration and developmental drilling prospects while continuing to develop the Nicaraguan potential. As the result of the Commonwealth acquisition we have an inventory of development and exploration projects that provide additional reserve potential. We intend to develop these properties by seeking partners that will provide the funding for the development expenditures in exchange for an interest in the properties.


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


Government Regulation of the Oil and Gas Industry

     The Company's business is affected by numerous laws and regulations, including energy, environmental, conservation, tax and other laws and regulations relating to the energy industry. Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, the imposition of injunctive relief or both. Moreover, changes in any of these laws and regulations could have a material adverse effect on the Company's business. In view of the many uncertainties with respect to current and future laws and regulations, including their applicability to the Company, the Company cannot predict the overall effect of such laws and regulations on its future operations.

     The Company believes that its operations comply in all material respects with applicable laws and regulations and that the existence and enforcement of such laws and regulations have no more restrictive effect on the Company's method of operations than on other similar companies in the energy industry.

Employees

     At March 27, 2002, the Company has 4 full-time employees. In addition, the Company utilizes various consultants to support accounting, engineering, legal and other technical needs. We place substantial reliance upon the efforts and abilities of Norman Peterson,our Chief Executive Officer and on Bryan Ferguson, our President. The loss of either Mr. Peterson or Mr. Ferguson's services could have a serious adverse effect on our business, operations, revenues or prospects. We do not have an employment agreement with either Mr. Peterson or Mr. Ferguson or maintain any key man insurance on either of their lives, and we do not intend to obtain any key man insurance for some time. All decisions with respect to the management of our Company will be made by our Company's directors and officers.

Research and Development

     During fiscal years 2000 and 2001, the Company did not budget for or expend any funds for research and development.


Other Activities

     On June 29, 2001, Empire acquired 100% of Commonwealth Energy Corp in exchange for Empire shares on the basis of six shares of Commonwealth for one share of Empire. As a result, Empire exchanged 5,763,263 shares of its common stock for all the issued and outstanding common stock of Commonwealth. The purchase price for the stock is $6,339,589 based on a market price of $1.10 per Empire share on the date of the transaction. Additionally, Empire granted 488,082 options and 439,859 warrants to replace Commonwealth options and warrants currently outstanding on a one for six basis and granted new options to former Commonwealth personnel to purchase 576,310 Empire shares. The replacement options and warrants have exercise prices ranging from US$0.80 to US$1.80 and expire within approximately one month to 5 years. The new options have an exercise price of US$3.00 and expire in five years. A fair value of $1,162,082 was calculated for these options and warrants using the Black-Scholes option pricing model, with volatility of 118.79% and a discount rate of 8.5%. The Company also issued 297,000 shares of stock with a market value of $326,700 based on a market value of $1.10 for cost related to the acquisition. Refer to Form 8-K filed with the SEC dated July 11, 2001 with respect to this transaction.


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

     Mike Cunniff: Consulting Agreement - The agreement provides for Mr. Cunniff to provide consulting services related to market conditions, investor relations and public relations. The terms of the agreement are as follows: six-month term (September 2000 through February 2001), $1,500 per month fee, 2,000 options per month at an exercise price of $2.00 per share. In March 2001, this agreement was extended for one year under similar terms. On October 31, 2001 the Company terminated this agreement.


     The Investor Relations Group Inc. Agreement - The agreement dated September 6, 2001 between the Investor Relations Group and the Company was for a corporate communications program. The monthly cost was $7,500 which for the first three months required a monthly cash payment of $3,750 and the issuance of stock for the remaining balance. Thereafter, the contract requied a $7,500 monthly fee for the remainder of the one-year term. There are 51,786 shares to be issued under this agreement. The agreement also required the issuance of 150,000 warrants priced at $0.70 with a five year term. Management terminated this agreement without any termination cost. The Company owes a balance of $5,510 to The Investor Relations Group Inc.

     Centurion Private Equity, LLC - In November 2001, the Company entered into an investment agreement ("Investment Agreement") with Centurion Private Equity, LLC ("Centurion"). The investment agreement entitles the Company to issue and sell its common stock for up to an aggregate of $15 million at the option of the Company under certain conditions during a three-year period. This is also referred to as a put right. The three-year period began with the SB-2/A registration statement that was filed with the SEC dated January 31,2002. The Company must give at least ten business days but not more than twenty business days advance notice to Centurion of the date on which it intends to exercise a particular put right and it must indicate the number of shares of common stock it intends to sell to Centurion. At its option, the Company may also designate a maximum dollar amount of common stock (not to exceed $2 million) which it will sell to Centurion during the put and/or a minimum purchase price per common share at which Centurion may purchase shares during the put. The number of common shares sold to Centurion may not exceed 15% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day the Company invoked the put right and ends on and includes the day which is twenty business days after the date it invoked the put right.

     Centurion will purchase the shares from the Company at a discount at the stock's current market price for each share of common stock under the put. If the market price is less than $0.50 per share, the discount equals $0.05 per share; and if the market price is $0.50 or greater, the discount equals $0.075 per share. Market price is defined as the average of the three daily volume weighted average prices for the common stock during the applicable pricing period which consists of two consecutive ten business day periods following the date notice of the put was provided to Centurion. However, the market price may not be less than the designated minimum per share price, if any, that the Company indicated in its notice.

     In connection with the Investment Agreement, the Company issued and delivered to Centurion a warrant to purchase 1,250,000 shares of common stock. The warrant had an initial exercise price of $0.70 per share. The warrant has semi-annual reset provisions. The initial reset occurred on January 2, 2002. The exercise price shall reset to the market price (but in any event shall not be less than $0.50 per share). After the initial reset on January 1, 2002, the exercise price can be reset to less than $0.50 per share. The reset provision provides that the exercise price can only be decreased under the reset provisions and cannot be increased. The warrants are immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

     As of April 11,2002 the Company has not put any shares to Centurion.


Item 2: Description of Property

Following is a description of the Company's producing properties and drilling prospects:


Texas:

Leon County: The Company has a 96% working interest in this lease and is the operator via its wholly-owned subsidiary Commonwealth Energy (USA) Inc. In July 2001, completion activities commenced on a 42' Upper Cotton Valley Sand formation at a depth of approximately 13,000 feet. Log analysis indicated sufficient parameters for economic gas production. The target zone was isolated and then perforated, acidized and fractured. A contract was executed with Anadarko Petroleum and pipeline was laid to and tapped into the Pinnacle Gas Pipeline (Anadarko) and surface facilities were installed. During the flow back stage, the well flowed at rates ranging from 600 MCFD to 1,500 MCFD. After approximately 75% of the frac load was recovered, the well began to produce a hydrocarbon-based emulsion. Flow rates and pressures began dropping and the well was placed on a production/pressure rebuild cycle with a reduced choke. An engineering evaluation suggested that the emulsion had created a barrier and thus was preventing full gas flow. A compound was formulated to break down the emulsion to allow its removal from the reservoir. The compound has been delivered to the formation and results indicate that the emulsion was broken down and subsequently removed from the formation. At present, the well is producing monthly approximately 1,200 MCF and 597 barrels of water. We continue to monitor and evaluate the well to determine if production can be increased without increasing the water production. The balance of this lease provides the Company with substantial drillable acreage for a deep gas play in the Bossier Sands with bailout zones available in shallower formations.

Parker County: The Company has a 50% non-operating working interest in these leases that were acquired in the Commonwealth acquisition. There are eight current wells and gas gathering, treatment and sales infrastructure in place. Four of the eight wells are currently producing gas with the remaining four wells requiring various degrees of repair and maintenance to bring back into production. The average gross monthly production during the last six months of 2001 when we owned the properties was approximately 3,500 MCF (1,350 MCF net). Certain repair and maintenance items have been identified as necessary by the Company to allow an increase in the production from the wells. The Company has observed that needed repair and maintenance activities had not been completed by the current operator and, as such, full production potential from the leases has not been realized. During April of 2002 a new operator has begun operating these leases and we anticipate improved production and operational efficiencies will occur. In addition, it is believed that there are other gas producing zones that are present behind pipe that, once completed, can provide an increase in production. Further development plans for this lease include the drilling of the Barnett Shale formation, which underlies the existing producing zones. The Company is seeking an industry partner to develop the Barnett Shale on a farm-out basis whereby the Company will allow a third party to earn a percentage of the property in exchange for them paying for the drilling cost of a well.


Coleman County: The Company has a 39% working interest in these leases that were acquired in the Commonwealth acquisition. There are currently two wells and gas gathering, treatment and sales infrastructure in place. One of the wells is currently producing natural gas and the other, which has produced gas in the past, is currently awaiting maintenance activities to return it to production. The average gross monthly production during the last six months of 2001 when we owned the properties was approximately 1,850 MCF (515 MCF net). In addition, during January of 2002, the Company executed an agreement with one of the land owners in the lease block to extend the primary term of the lease for a twelve-month period. Further development plans for this lease include the commingling of additional formations in the two existing producing wells, as well as a multi-well drilling program targeting the Marble Falls, Duffer and Ellenberger formations with possible commingling of two or more zones. Various options are being evaluated relative to the funding of this development drilling program. As of March 1, 2002, the company began operating these properties and as a result will be in a better position to improve the operating economics. The prior operator did not have any ownership in the properties and therefore did not have an incentive to maximize profits. The Company is in the process of moving a currently owned pump unit to the Warren Thurman #2 well which should pump the water out of the wellbore and allow increased production.


Oklahoma:

Washington County: The Company has a 40% non-operating working interest in these leases that were acquired in the Commonwealth acquisition. There are an estimated 29 wells and oil gathering and storage infrastructure in place. Of the 29 wells, approximately five wells are water injection wells. The lease produces approximately 2 barrels of oil per day. According to the operator there are a series of repair and maintenance items that are needed which should increase production. Development plans for this lease include several options including the acquisition of the remaining working interest from the other owners and then completing the repairs and making upgrades to get increased oil production. The possibility also exists for the development of Coal Bed Methane production from coal seams that are believed to be present.

Tennessee:

The Company has a non-operating 60% Working Interest in a Joint Venture Program with Pryor Oil Company, an unrelated company, that began in 1999. This program was designed to evaluate areas of central Tennessee, where Overton County is located, to eastern Tennessee, where significant reserves of natural gas had been reported to have been discovered by other companies. Pryor planned to establish operations and explore for oil and gas in the north-central portion of the state and engaged Empire in a Participation Agreement to conduct the exploration program. This prospect is characterized by very shallow reserves (less than 2,000 feet), light sweet crude (41 gravity and low sulfur), and favorable, available leasing conditions. In this program there have been eleven wells drilled. The Campbell-Bilbrey #1 well is the only currently producing oil well which produced an average of approximately 492 gross barrels (252 net) of oil per month during the year. In addition, there are an estimated four wells that have been drilled with gas producing potential that are currently shut in waiting for gas lines to be installed. A gas purchaser has installed a gas line in the area and we are currently installing lines from our wells to the gas purchaser's line. Once installation is completed we will be able to determine the gas producing potential, if any, of our properties.

Wyoming:

Converse, Niobrara and Weston Counties: The Company along with the TMC Group, an unrelated company, has an estimated 7,000 net acres of lease land in the Powder River Basin in Wyoming. The leases are a combination of federal, state and fee-based leases of which the Company has a 100% Working Interest in all leases with the exception of the Alkali prospect, where it owns 30%. The Company believes that this acreage holds oil production potential and is in the process of preparing a development drilling program to initiate exploration.


Nicaraguan Exploration Activities

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


Oil and Gas Reserves

     A third party engineering firm, Tektonik Energy, was used to prepare our reserve estimates as of December 31, 2001. This engineering report reflected proved reserves totaling 21.3 thousand barrels of oil and 54.1 BCF of gas. The pretax PV-10 value of these reserves totaled $27.3 million as of December 31,2001. The Company had no proved oil or gas reserves at December 31, 2000 due to the geological structures surrounding the Tennessee producing properties were fractured and could not be evaluated with the engineering certainty necessary to be judged proven reserves.

     The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates:

                                                        2001             2000
                                                      -------          -------
         Proved Developed
         Gas (MMcf)                                       647             --
         Oil (MBls)                                        12             --
            Total (Mmcfe)                                 719             --

         Proved Undeveloped
         Gas (MMcf)                                    53,459             --
         Oil (MBls)                                         9             --
            Total (Mmcfe)                              53,513             --


         Total Proved
         Gas (MMcf)                                    54,106              --
         Oil (MBls)                                        21              --
            Total (Mmcfe)                              54,232              --

         Estimated Future Net Revenues (1)($000)      $77,510              --

         Present Value (1)($000)                      $27,336              --


(1) The prices used in calculating Estimated Future Net Revenues and the Present Value are determined using prices as of period end. Estimated Future Net Revenues and the Present Value give no effect to federal or state income taxes attributable to estimated future net revenues

Sales, Sales Prices, and Lease Operating Expenses

         The following table sets forth the Company's net oil & gas sales in barrels and MCFs, the average sales price, and the average lease operating expenses for the periods indicated per unit of sales.

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           2001       2000
                                                          ------     ------

Barrels of oil........................................     4,114     22,367

Average sales price per barrel........................    $23.12     $21.82

Lease operating expense per barrel....................     $3.52      $0.60

MCFs of gas...........................................    17,957        -

Average sales price per MCF...........................     $2.40        -

Lease operating expense per MCF.......................     $2.55        -


Productive Wells

     As of December 31, 2001, Empire had 34 gross and 11.6 net productive oil wells. Empire also had 14 gross and 6.1 net gas wells. Productive wells are producing wells and wells capable of production, including shut-in wells.

Acreage

     At December 31, 2001, Empire held developed and undeveloped acreage as set forth below:

                             DEVELOPED        UNDEVELOPED
                               ACRES             ACRES             TOTAL
                          ---------------   ---------------   ---------------
LOCATION                  GROSS      NET    GROSS     NET     GROSS      NET
--------------            ------   ------   ------   ------   ------   ------

Oil properties........       921      466    9,084    7,131   10,005    7,597

Gas properties........     5,484    2,892    1,207      577    6,691    3,469
                          ------   ------   ------   ------   ------   ------
Total.................     6,405    3,358   10,291    7,708   16,696   11,066
                          ======   ======   ======   ======   ======   ======

     The undeveloped acreage includes 600 net acres with an expiration date in 2002. Another 6,159 net acres of undeveloped leases require annual rental payments in 2002. Management is currently evaluating this acreage to determine if these leases should be maintained.

Drilling Activities

     The Company's drilling activities for the years indicated are set forth below:

                                         YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                       2001                  2000
                                 ---------------        ---------------
                                 GROSS      NET         GROSS      NET
                                 -----     -----        -----     -----
Exploratory Wells
  Productive.....................  --        --           2        1.2
  Dry............................  --        --           7        4.2
                                 -----     -----        -----     -----
Total............................  --        --           9        5.4



Present Activities:

     In March 2002, the Company began operating the wells in Coleman County, Texas. There is currently one producing gas well and one well that has previously produced gas but needs repairs to re-establish production. In addition, there is approximately 1,020 undeveloped acres in this prospect. The Company owns a 39% working interest in this property. Management believes that since they now have better control over these properties they will be able to improve the economics. The Company is in the process of moving a currently owned pump unit to the Warren Thurman #2 well, which should pump the water out of the wellbore and allow increased production.

     In March, 2002, the operator of the Tennessee production is in the process of laying gas lines from the company's wells to the gas purchaser's sales line. Once this process is completed, the gas production capabilities of our currently shut-in wells will be determined.

     In March, 2002, the unrelated operator of the Parker County, Texas properties sold their 50% interest and operating rights of substantially all the properties to a new unrelated operator. The Company believes that this change will increase the operating profits of the properties. The prior operator was involved in significant management changes and was not able to concentrate on the operations of the wells. As a result, the prior operator hired third party field and administrative companies, with no ownership in the properties, to operate the wells.


Delivery Commitments

     During August, 2001 the Company entered into a gas purchase agreement with Anadarko Energy Services Company to sell the gas production from the Bedsole #1 well in Leon County, Texas. The primary term of the agreement is two years and can be extended year to year thereafter, subject to a 30 day notice of cancellation. The gas price is an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas is delivered during the primary term of the contract the price reduction is eliminated. If the Company does not deliver 200,000 MMBTU's during the primary term the Company must pay $0.30 per MMBTU for any shortage.


 Real Estate and Facilities

     The Company's executive offices are located at 7500 College Boulevard, Suite 1215, Overland Park, KS 66210. The rental payment is $4,375 per month and continues through November 30, 2003. The Company paid $50,311 and $27,000 of rent in the years ended December 31, 2001 and 2000, respectively. The Company CEO has agreed to pay Empire $1,500 per month for rent as the offices are used for his other business ventures. The 2000 rent was for offices at a previous location.

     The Company does not own any real estate.

     The Company made a minority investment totaling $104,375 during 2000 in a company investing in real estate in Arizona as part of an attempt to diversify investment risk. During 2001 the Company recorded an impairment of $97,841 on a related note. The Company does not intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.


Item 3. Legal Proceedings.

     FESCO Ltd filed a lawsuit in the District Court of Jim Wells County, Texas against the Company on March 14, 2002 for breach of contract and to foreclose on liens filed on the Bedsole #1 well in Leon County, Texas. FESCO is seeking payment of invoices in the amount of $22,347.69 plus cost and interest.

     Baker Hughes Oilfield Operations Inc DBA Baker Oil Tools and CUDD Pumping Services filed a lawsuit in the District Court of Leon County, Texas against the Company on February 26, 2002 for breach of contract, to foreclose on liens filed, and apply for appointment of a receiver on the Bedsole #1 well in Leon County,Texas. The Baker Oil Tools claim is for $9,176.89 plus cost and interest and the CUDD Pumping Services claim is for $56,858.25 plus cost and interest.

     During 2001, Moylan Construction Company filed a mechanic's lien against the Company's Bedsole Gas Unit in Leon County, Texas for non payment of bills in the amount of $15,126.

     During 2001, Turman Well Service filed a mechanic's lien against the Company's Bedsole Gas Unit in Leon County, Texas for non payment of bills in the amount of $36,840.

     During 2001, Chaparral Equipment & Service Co. Inc. filed a mechanic's lien against the Company's Bedsole Gas Unit in Leon County, Texas for non payment of bills in the amount of $40,921.

     Grant Thornton LLP has threatened filing a lawsuit against the Company. The Company owes Grant Thornton LLP CN$53,030.92 for accounting services provided to the Company's subsidiaries. The Company has been working with Grant Thornton LLP to reach an agreement (including the Company's issuance of a security interest in one of its properties) under which it can satisfy its debt obligation to Grant Thornton LLP.

     The Company's intent is to settle the lawsuits and liens by potentially selling partial property rights related to existing properties and using the sales proceeds for settlement purposes. The Company has not entered into any agreements to sell any properties, nor does it know if any properties can be sold and, if sold, whether the sale proceeds would be sufficient to settle the claims.


Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2001, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the Over the Counter Electronic Bulletin Board since it began trading in May, 1999, under the symbol EECI.OB. The following table sets forth the high and low bid prices for the Company's common stock, by quarter for the years ended December 31, 2001 and 2000.


         Quarter Ended                        High Bid          Low Bid
         -------------                        --------          -------

         March 31, 2001                        $2.06            $0.81
         June 30, 2001                         $1.34            $0.75
         September 30, 2001                    $1.10            $0.23
         December 31, 2001                     $0.35            $0.13

         March 31, 2000                        $6.13            $1.38
         June 30, 2000                         $4.25            $1.75
         September 30, 2000                    $4.00            $1.19
         December 31, 2000                     $1.75            $0.81

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At April 10, 2002, the bid price of the Company's Class A common stock was $0.08. On such date the Company had 723 recorded stockholders of the Class A common stock and 523 recorded stockholders of the Class B Common Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-KSB. The Company follows the full-cost method of accounting for oil and gas properties. See "Organization and Summary of Significant Accounting Policies" included in Note 1 to the Consolidated Financial statements.

General

The Company experienced many difficulties and challenges in 2001, evidenced by the Company's net loss of $3,883,310. Additionally, current liabilities exceeded current assets by $742,720 and existing cash balances and available credit are not sufficient to fund the Company's cash flow needs for the next year. Due to poor cash flow, we have fallen behind in paying our vendors and others to whom we have outstanding bills. Several lawsuits and liens have been filed by vendors for non-payment of invoices.

Liquidity and cash flow were adversely affected by several factors. First, the acquisition of Commonwealth took much longer and cost more (primarily due to professional costs) than anticipated. Second, the operators on the Commonwealth properties performed below an acceptable level. Finally, the Company spent significant amounts of money in the attempt to establish production on properties that did not generate significant cash flow, and the natural gas price significantly declined in the third and fourth quarter of 2001.

The Company's independent reserve report, which estimates proven reserves, prepared as of January 2, 2002, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves, of which only 1% is currently producing. Revenues from these producing properties will not be sufficient to finance the estimated reserves, nor recover the carrying value of the Company's oil and gas properties. Collectively, these factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company is aggressively addressing these problems by taking the following actions:

     o During 2001, the Company entered into an equity financing agreement with Centurion Private Equity, LLC that is currently available for use. The current price of the Company's common stock is too low to effectively use this source of capital. Therefore, in order to fully utilize this equity financing the Company is reviewing the aspects of a reverse stock split. If the reverse stock split is implemented, and is successful in raising the share price of our stock, the Company will be able to raise capital monthly with this financing vehicle.

     o The Company is pursing possible farmout agreements to develop the undeveloped reserves on the existing properties, whereby the Company would receive an interest in new wells without incurring the cost of development. The Company does not know if farmout agreements can be made, and if so, whether or not they will result in productive wells.

     o The Company is actively pursuing the sale of certain producing wells to raise capital. Sales would exclude the undeveloped zones that have potentially significant reserves, as management believes these reserves can be more effectively developed on a farmout basis with industry partners. No agreements have currently been completed and there is no assurance that any agreement can be made.

     o The Company does not have any bank debt. The significant current liabilities are the source of the claims against the Company's properties. The Company is currently assembling a plan to reduce these payables by proposing a reduced payoff to the vendors. Funds to support the offer are expected to come from property sales or equity financing.

     o The cash flow from third party operated Texas wells was minimal during 2001. The Company believes these operators have been negligent in maintaining these wells. Effective March 1, 2002, the Company became the operator on the Coleman County, Texas wells and is in the process of installing existing pumping equipment on one of the currently producing wells to increase production. The Parker County, Texas properties will also have a new operator by June 2002, which is expected to improve operations and cash flow by providing better maintenance and by re-establishing production from previously producing wells.

     o The potential gas production from the wells in Tennessee will be determined in the near future as the gas purchaser's gas line has been installed. The Company's wells, in which the Company owns a 60% interest, is in the process of being tied into the purchasers sales line. Once installation is complete the production capabilities of the wells will be determined. Although there is gas production in the area from other wells, the Company can not predict the production, if any, from its wells.

     o The Company has suspended payment of employee salaries in order to reduce cash flow related to general and administrative costs. These salaries will be accrued.


No assurances can be given that the Company will be successful in implementing these plans or raising the necessary capital to fund the payoff of existing liabilities, fund current operations, or provide the necessary capital to fully develop its proven reserves. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

During the year ended December 31, 2001, the Company generated $143,263 in revenue from the sale of oil and gas and incurred $60,326 in lease operating expense. The decrease in revenues over the prior year is due to the decreased production in the Tennessee producing oil wells. The Company generated an operating loss of $3,746,201 from exploration and production activities, including $2,136,582 in depletion and impairment expense from wells drilled, $1,011,437 in Company operating expenses and noncash expense from issuing stock options of $670,910. The depletion and impairment expense includes an impairment charge against the accumulated cost of the oil & gas properties of $2,108,229 since the book cost exceeds the present value, discounted at 10%, of future projected cash flows from the properties. Subsequently, additional proved reserves were identified on the properties and no additional impairment charges were recorded.

     During the year ended December 31, 2000, the Company generated $503,071 in revenue from the sale of oil from its producing oil wells in Tennessee and incurred $13,406 in lease operating expense related to these wells. The Company generated an operating loss of $359,932 from exploration and production activities, including $289,948 in depletion and impairment expense from wells drilled and $501,357 in Company operating expenses, non cash expenses from issuing stock options of $43,200, and expenses of pursuing proposed projects.

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

     On December 31, 2001, the Company had $72,101 in cash, accounts receivable and marketable securities and a total of $814,821 in current liabilities, primarily related to the acquisition of Commonwealth and development cost incurred on the Bedsole #1 well in Leon County, Texas. Net cash provided by operating activities for the year ended December 31, 2001 improved to $278,991 compared to $212,198 used in operating activities for the year ended December 31, 2000. Net cash used in investing activities was $740,744 for the year ended December 31, 2001 and $158,372 for the year ended December 31, 2000. Amounts invested each year were substantially to develop oil and gas properties. Net cash provided by financing activities was $446,375 for the year ended December 31, 2001, primarily from the sale of common stock, and $375,165 for the year ended December 31, 2000, primarily from the sale of common stock

     The Company invested $721,571, plus 60,000 shares of common stock valued at $25,604, in oil and gas properties during the year ended December 31, 2001. During the second quarter of 2001, the Company recorded an impairment charge against the accumulated cost of the oil & gas properties of $2,108,229 since the book cost exceeded the present value, discounted at 10%, of future projected cash flows from the properties. Subsequently, additional proved reserves were identified on the properties and no additional impairment charges were recorded.

     Plans for the next 12 months are to continue to explore opportunities in the energy market, both domestically and internationally, that may benefit the Company and its stockholders. Due to the lack of liquidity, it is unlikely that the Company will be able to make cash investments for these opportunities without debt financing or additional sales of stock. The Company continues to search for production or exploration companies with existing reserves and production to which the Company can add value through investment, combination or joint ventures.

Item 7. Financial Statemets

     Attached hereto and incorporated by this reference are the Company's audited consolidated financial statements as of December 31, 2001 and for the years ended December 31, 2001 and 2000.


Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.


     On March 13, 2002, the Registrant dismissed Sartain Fischbein & Company, an accounting firm located in Tulsa, Oklahoma and hired Pickett, Chaney & McMullen LLP., an accounting firm located in Lenexa, Kansas. None of the accountants' reports of Sartain Fischbein & Company contained any adverse opinion or disclaimer of opinion, or were modified as to uncertainty, audit scope, or accounting principles. The decision to change accountants reflected management's desire to retain an accounting firm as auditors that was located in the Kansas City metropolitan area where the Registrant is located. The Board of Directors of the Registrant also believed it would be in the best interest of the Registrant to retain Pickett, Chaney & McMullen LLP and therefore approved the change of accountants. During the past two fiscal years in which Sartain Fischbein & Company served as the Registrant's accountants, there were no disagreements with Sartain Fischbein & Company whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sartain Fischbein & Company, would have caused Sartain Fischbein & Company to make reference to the subject matter of the disagreement in connection with any of its reports. Further, during the subsequent interim period through March 13, 2002,(the date the Registrant changed accountants), there were no disagreements with Sartain Fischbein & Company whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of Sartain Fischbein & Company, would have caused Sartain Fischbein & Company to make reference to the subject matter of the disagreement in connection with any of its reports. Please refer to the Form 8-K filed on March 22, 2002.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company and their ages are as follows:

   Name                           Age           Position
   ----                           ---           --------

  Norman L. Peterson              62            Chief Executive Officer,
                                                Treasurer, Chairman of the Board

  Bryan S. Ferguson               39            President

  John Garrison                   49            Director

  John R. Dixon                   68            Director

  Elliott M. Kaplan               50            Director

  John L. Hersma                  54            Director

  Lorne Torhjelm*                 56            Director

  Sieg Deckert*                   65            Director


          *During February, 2002, directors Lorne Torhjelm and Sieg Deckert resigned as Directors. These two individuals became directors at the May 25, 2001 shareholder meeting and were former directors and officers of the Commonwealth Energy Corporation that Empire acquired during 2001. Refer to Form 8-K that was filed with the SEC on March 8, 2002.

     Norman L. Peterson has been Chief Executive Officer, Treasurer and Chairman of the Board of Directors of the Company since it began active operations in April of 1999. From 1974 to 1979, he was a senior officer, director and stockholder of the holding company that owned Platte Valley Bank and Trust Company as well as a director and shareholder of the bank. From 1988 to 1996, he was chairman and chief executive officer of Advanced Financial, Inc. a publicly held mortgage lending financial institution located in Shawnee, Kansas. From 1984 through December 2001, he was also president of Peterson and Sons Holding Company, a privately held investment and financial consulting company. From the period 1996 to 1999, Mr. Peterson operated as an independent businessman performing consulting work for finance and banking related activities.

     Bryan Ferguson was named President of the Company in January 2001. He is a Registered Professional Geologist who received a Bachelor of Science Degree in Geology from Emporia State University in 1984. He has over 15 years of experience in prospect evaluation, prospect generation, assessment and management in the oil field and engineering consulting industry. He began his professional career as a well-site geologist based in western Colorado in the mid 1980's and for a period of approximately 10 years served as a project manager in environmental engineering for IT Corporation, an engineering and consulting company. He left IT Corporation in 1999 to join the management of the Company as Executive Vice President. His work experience includes electric log interpretation, cuttings interpretation, geological and geophysical data interpretation, ranking and high-grading of prospects for formulation of exploration strategy, basin analysis, risk assessment, ultimate potential and economic analyses, seismic interpretation, basin modeling, stratigraphic trap modeling, evaluation of structural relief prospects, near-surface static and velocity problems, surface topographic interpretation, market analyses, research, economic evaluation, AFE preparation and industry forecast modeling.

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

     John L. Hersma has been a director of the Company since 1999. He is a former Chief Operating Officer with AMSCO International, a healthcare equipment manufacturer, which was acquired by Steris, Inc. in 1996. Mr. Hersma has served in various sales, marketing and management capacities in the health care industry, retiring in July of 1996 to pursue personal business interests and investment strategies. Mr. Hersma graduated in 1968 with a degree in Business Administration and Marketing from Northern Illinois University.

     Lorne Torhjelm was a director of Empire from May 2001 until his resignation effective February 22, 2002. Mr. Torhjelm was the President, CEO and a director of Commonwealth Energy Corporation. He served in those capacities since 1997. Mr. Torhjelm is also currently President of R.N.J. Ventures Ltd., a private real estate and financial investment corporation. Mr. Torhjelm was actively involved in real estate investing from July 1996 to the time that he joined Commonwealth in 1997. Mr. Torhjelm has over 30 years of experience in the oil and gas industry, and has served as a director of a number of public and private oil and natural gas companies. He most recently served as a director of Scimitar Hydrocarbons Corporation, a public oil and natural gas exploration and development company trading on the Alberta Stock Exchange (April 1995 to July
1996).

     Sieg Deckert, was a director of Empire from May 2001 until his resignation effective February 25, 2002. Mr. Deckert served as a director of Commonwealth Energy Corporation. He served as a director for Commonwealth since September 1997. Mr. Deckert has been an independent businessman with various financial investments and land development activities since 1990. From July, 1980 to September, 1990, Mr. Deckert, was the founder and Chairman of Muffin Break Intl. Inc., a franchise chain of approximately 100 retail stores with operations throughout Canada, USA, Australia and New Zealand. Prior thereto, Mr. Deckert was the founder and President of the Tropic Sun Fruit and Nut Franchise chain, which established 19 stores throughout Ontario prior to its sale in April, 1980.

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


Item 10. Executive Compensation

     Summary Compensation Table

     The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company's last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000. In addition to Mr. Norman

Peterson, the following executive officer received or held stock options, stock appreciation rights, stock grants or other similar rights to receive additional compensation as of December 31, 2001. Mr. Bryan Ferguson, President, holds stock options to purchase 240,000 shares of stock at $1.00 per share at December 31, 2001. Mr. Ferguson's total compensation does not exceed $100,000.

                                                                                      Long Term Compensation
                                                                                      ----------------------
                            Annual Compensation                                Awards                     Payouts
                            -------------------                                ------                     -------
   (a)                  (b)        (c)            (d)         (e)         (f)          (g)             (h)        (i)
                                                             Other     Restricted
Name and                                                     Annual      Stock                        LTIP      All Other
Principal                                                   Compen-     Award(s)   Options/Payouts              Compen-
Position              Year       Salary($)      Bonus($)    sation($)       $          SARs(#)          ($)     sation($)
---------             ----       ---------      --------    --------    --------      -------         -----     ---------
Norman Peterson       2001          0              0           0         48,000            0            0           0
Chief                 2000          0              0           0              0            0            0           0
Executive             1999          0              0           0              0       62,500            0           0
Officer               1998          0              0           0              0            0            0           0


     Options/SAR Exercises and Holdings
     ----------------------------------
     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2001.

     Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR
Values:

(a)                       (b)           (c)                 (d)                                             (e)
                                                    Number of Securities                                 Value of
                        Shares                     Underlying Unexercise                        Unexercised-in-the-Money
                       Acquired        Value         Options/SARs at FY                             Options/SARs atFY
                       End (#)                             End ($)                                        End ($)
Name                 On Exercise(#)              Realized($)      Exercisable/Unexercisable     Exercisable/Unexercisable-
--------------------------------------------------------------------------------------------------------------------------

Norman L. Peterson         0             0            0               62,500/62,500                   $0        $0


      There are no employment agreements between the Company and any of its executive officers.

                                       15

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information concerning the beneficial ownership of the Company's common stock as of April 10, 2002 for (a) each person known to the Company to be a five percent beneficial owner of the common stock;
(b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                   Amount and Nature     Percent
                                                          of               of
Name and Address                  Title          Beneficial Ownership(1)  Class
- ----------------                -----          -----------------------  -----

Norman L. Peterson            Chief Executive          477,500(2)          1.7
4001 W. 104th Terrace         Officer, Treasurer       Direct and
Overland Park, KS 66210       and Chairman             Indirect

Bryan Ferguson                President                272,800(3)          1.0
8119 Legler Road                                       Direct
Lenexa, KS  66219

John C. Garrison              Director                 222,875              *
7211 High Drive                                        Direct
Prairie Village, KS  66208

Eliot M. Kaplan               Director                 92,156(4)            *
1102 Grand Blvd, 15th Floor                            Direct
Kansas City, MO 64106

John R. Dixon                 Director                 155,000              *
9919 High Drive                                        Direct
Leawood, KS 66206

John L. Hersma                Director                 252,500              *
13113 Cedar                                            Direct
Leawood, KS 66209

All officers and directors
as a group                                             1,472,831           5.4

P&S Investment Management In                           4,110,150(5)       15.0
4001 W 104th Terrace                                   Direct
Overland Park, KS 66207

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

(2) Includes 412,500 shares held in the name of Ivalynn Peterson, Mr. Peterson's wife, and options to acquire 62,500 shares which may be exercised within the next 60 days. Excludes 4,110,150 shares held by P&S Investment Management Inc. Mr. Peterson has no ownership interest in Peterson and Sons Holding Company but served as President until his resignation in December 2000 and may be deemed to previously have held voting control of such shares.

(3) Includes options to purchase 240,000 shares which may be exercised within the next 60 days.

(4) Includes options to purchase 62,500 shares which may be exercised within the next 60 days.

(5) Norman L. Peterson has no ownership interest in P&S Investment Management Inc.and disclaims any beneficial interest in the shares owned thereby. Mr. Peterson was the president of the predecessor Company, Peterson and Sons Holding Company, until his resignation in December 2000 and may, pursuant to such office, have been deemed to have had voting control of such shares.

     There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 12. Certain Relationships and Related Transactions.

     In February 2002, P&S Investment Management Inc. paid Company invoices in the amount of $105,000 and as a result the Company owes P&S Investment Management Inc. $105,000.

     In December 2001, the Company issued 811,613 shares valued at $0.15 to P&S Investment Management Inc. in payment of notes in the amount of $114,600 and accrued interest of $7,142.

     In July 2001, the Company borrowed $50,000 from Director, John Dixon, on a six month Note with an interest rate of 10% and the issuance of 7,500 shares of common stock. In January 2002, the note was extended for an additional three months. Mr. Peterson has guaranteed this note.

     In June 2001, the Company borrowed $90,000 from P&S Investment Management, Inc., a major stockholder. The promissory note was satisfied in stock in December, 2001.

     In June 2001, the Company issued 50,000 shares of stock to P&S Investment Management Inc, a major stockholder, for services performed. The stock was valued at $50,500 based on a market price of $1.01.

     In May 2001, the Company issued 350,000 shares of stock to P&S Investment Management Inc, a major stockholder, for services performed. The stock was valued at $455,000 based on a market price of $1.30.

     In November and December 2000, the Company acquired a 44.6% working interest in approximately a 704-acre lease with respect to oil and gas properties located in Leon County, Texas, primarily from Trend Capital Corporation ("Trend"). The total consideration paid was 1,784,000 shares of Empire Class A Common Stock having a fair value of approximately $2,063,000. One of Trend's principals is Mr. Lorne Torhjelm, who was the President and Chairman of Commonwealth at the time that it was acquired by Empire. Mr. Torhjelm was appointed to Empire's Board of Directors upon Empire's acquisition of Commonwealth. Empire learned of the Leon County, Texas oil and gas properties through its due diligence performed while it was considering Commonwealth as a potential merger/acquisition candidate. As of June 30, 2001, the acquired properties were not generating revenues. Refer to Form 8-K filed with the SEC dated May 11, 2001 with respect to this transaction.

     On July 1, 2000, Bryan S. Ferguson was granted options to purchase 100,000 shares of common stock at a price of $2.50 per share and the options vested over a three year period. During 2001, the Company vested all outstanding options and lowered the exercise price on Mr. Ferguson's options to $1.00.

     In June 2000, the Company acquired a majority ownership interest in One E Group, Inc. in exchange for a total of 846,667 shares of the Company's Class A Common Stock. In August 2000, One E Group lost the services of critical personnel and key proposed contracts and, as a result, the Company discontinued operations and liquidated equipment and assets in settlement of corporate liabilities. Subsequently, the Company sold its investment in One E Group and any claims the Company may have against the sellers to Peterson & Sons Holding Company in exchange for 750,000 shares of Empire Class A Common Stock. Refer to Form 8-K filed with the SEC dated May 11, 2001 with respect to this transaction.

Item 13. Exhibits and Reports on Form 8-K.


     (a)  Exhibits

               3.01     Articles of Incorporation (1)

               3.02     Bylaws (1)

           10.01-10.18  Material Contracts (3)

               16.0     Letter on change in certifying accountant (2)

               23.1     Consent of Pickett, Chaney & McMullen LLP

               23.2     Consent of Sartain Fischbein & Co.

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

          Form 8-K filed on July 12,2001 reporting the acquisition of Commonwealth Energy

          Form SB-2/A was filed on January 31,2002 registering additional Shares of Common Stock.

          Form 8-K filed on March 8,2002 reporting the resignation of two Directors. Form 8-K/A filed on March 22, 2002 reporting a change of certifying auditors.

                   EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS



Independent Auditors' Report                                     F-2

Independent Auditors' Report                                     F-3

Consolidated Balance Sheet                                       F-4

Consolidated Statements of Operations                            F-5

Consolidated Statements of Stockholders' Equity                  F-6

Consolidated Statements of Cash Flows                            F-7

Notes to Consolidated Financial Statements                       F-8 to F-24

All financial statement schedules are omitted, as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders of Empire Energy Corporation Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Empire Energy Corporation (the "Company") as of December 31, 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation as of December 31, 2001, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 13 to the consolidated financial statements, the Company has incurred substantial operating losses in 2001 and 2000 and has a working capital deficit at December 31, 2001, and existing cash balances and available credit are not sufficient to fund the Company's cash flow needs for the next year. Several lawsuits and liens have been filed by vendors for non-payment of invoices. The Company's independent reserve report which estimates proven reserves, prepared as of January 1, 2002, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves of which only 1% are currently producing. Revenues from these producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proved reserves, nor recover the carrying value of the Company's oil and gas properties. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding the financing of anticipated future development costs and current operations are also discussed in Note 13. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                        /s/  Pickett, Chaney & McMullen LLP
                                        -----------------------------------
                                             Pickett, Chaney & McMullen LLP

Lenexa, Kansas
April 12, 2002

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Empire Energy Corporation


We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of Empire Energy Corporation and Subsidiaries for the year ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Empire Energy Corporation and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                            /s/  Sartain Fischbein & Co.
                                            ---------------------------------
                                                 Sartain Fischbein & Co.

Tulsa, Oklahoma
February 19, 2001

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
December 31, 2001
--------------------------------------------------------------------------------
ASSETS

Cash                                                               $     24,973
Account receivable - trade, no
 allowance deemed necessary                                              46,255
Marketable securities                                                       873
                                                                   ------------

Total current assets                                                     72,101
                                                                   ------------

Oil and gas properties, using full cost accounting                    8,745,450
                                                                   ------------

Other Assets:
    Furniture and equipment, net of
     accumulated depreciation of $8,512                                  31,648
    Deposits and other                                                   51,144
                                                                   ------------

Total other assets                                                       82,792
                                                                   ------------

Total assets                                                       $  8,900,343
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
     Accounts payable and accrued liabilities                      $    691,960
     Income taxes payable                                                72,861
     Note payable - related party                                        50,000
                                                                   ------------
Total current liabilities                                               814,821
                                                                   ------------

Commitments and Contingencies                                              --


Stockholders' Equity
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 20,774,829                                          20,775
     "Paired" convertible stock, 3,640,239 units
         issued and outstanding                                           3,640
     Additional paid in capital                                      33,345,444
     Treasury stock, 750,000 shares at cost                          (1,125,000)
     Accumulated other comprehensive loss                                (9,973)
     Accumulated deficit during development stage                   (20,266,054)
     Accumulated deficit subsequent to development stage             (3,883,310)
                                                                   ------------

Total stockholders' equity                                            8,085,522
                                                                   ------------

Total liabilities and stockholders' equity                         $  8,900,343
                                                                   ============


                 The accompanying notes are an integral part of these
                    consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------

                                                            December 31,
                                                   ----------------------------
                                                       2001            2000
                                                   ------------    ------------

Oil and gas sales                                  $    143,263    $    503,071

Expenses:
    Lease operating                                      60,326          13,406
    Production and Ad Valorem Taxes                      10,209          15,092
    Depreciation, depletion, amortization and
      impairment                                      2,136,582         289,948
    Stock based compensation                            670,910          43,200
    General and administrative                        1,011,437         501,357
                                                   ------------    ------------
       Total expenses                                 3,889,464         863,003
                                                   ------------    ------------
Operating loss                                       (3,746,201)       (359,932)

Other expense:
    Interest expense                                    (12,846)         (7,894)
    Equity in net loss of investment                    (26,422)         (9,089)
    Loss on sale of available-for-sale securities          --            (7,996)
    Impairment of note receivable                       (97,841)           --
                                                   ------------    ------------
       Total other expense                             (137,109)        (24,979)

    Loss from continuing operations                  (3,883,310)       (384,911)
                                                   ------------    ------------


Discontinued operations:

  Loss from operations of discontinued
    segments, net                                          --       (17,361,495)
                                                   ------------    ------------

Net loss                                           $ (3,883,310)   $(17,746,406)
                                                   ============    ============

Basic and diluted loss per common share:

  Loss from continuing operations                         (0.25)           (.03)
  Loss from discontinued operations                        --             (1.34)
                                                   ------------    ------------

  Net loss per share                                      (0.25)          (1.37)
                                                   ============    ============

Weighted average shares outstanding                  15,702,983      12,916,092
                                                   ============    ============


                 The accompanying notes are an integral part of these
                    consolidated financial statements.



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------------------------------------------------



                                              Common Stock-Class A                Common Stock-Class B        Additional
                                         -------------------------------   ------------------------------       Paid-In
                                             Shares           Amount            Shares           Amount         Capital
                                           -------------   -------------   -------------    -------------    -------------
Balance at January 1, 2000                    11,108,917   $      11,109                    $                $   2,215,651

Exercise of options                              160,000             160                                            99,790

Issuance of warrants related to
 acquisitions                                                                                                   11,500,000

Shares issued in private placement               105,800             106                                           286,294

Shares issued for convertible debt               342,500             343                                           366,749

Shares issued for acquisitions                 3,778,845           3,778                                         7,971,403

Shares returned related to
 acquisitions                                                                                                    1,125,000

Intrinsic value of beneficial
conversion feature                                                                                                   7,500

Other comprehensive loss

Net loss
                                           -------------   -------------   -------------    -------------    -------------

Total Comprehensive loss



Balance at December 31, 2000                  15,496,062          15,496                                        23,572,387

Exercise of options                            1,034,335           1,034                                           399,216

Exercise of warrants                              60,001              60                                             8,940

Issuance of options to non-employees                                                                               412,979

Issuance of warrants                                                                                               380,891

Issuance of shares to acquire properties          60,000              60                                            25,543

Issuance of shares to pay expenses             1,801,994           1,803                                           832,678

Issuance of shares related to the
 Commonwealth Acquisition                        177,000             177       5,763,263            5,763        7,690,432

Conversion of debt to common shares               22,400              22                                            22,378

Mark Marketable Securities to Market

Conversion of Class B stock into
 Class A stock                                 2,123,037           2,123      (2,123,037)          (2,123)

Net loss
                                           -------------   -------------   -------------    -------------    -------------

Total Comprehensive loss


Balance at December 31, 2001                  20,774,829   $      20,775       3,640,226    $       3,640    $  33,345,444
                                           =============   =============   =============    =============    =============


                                      The accompanying notes are an integral
                                         part of these consolidated financial
                                         statements.

                                                            F-6



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)
--------------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2001 and 2000
--------------------------------------------------------------------------------------------------------------------------



                                                             Accumulated                          Total
                                                                Other                         Stockholders'
                                            Accumulated     Comprehensive      Treasury          Equity        Comprehensive
                                              Deficit       Income (Loss)        Stock          (Deficit)      Income (Loss)
                                           -------------    -------------    -------------    -------------    -------------

Balance at January 1, 2000                 $  (2,519,648)   $                $                $ (292,888.00)   $

Exercise of options                                                                                  99,950

Issuance of warrants related to
 acquisitions                                                                                    11,500,000

Shares issued in private placement                                                                  286,400

Shares issued for convertible debt                                                                  367,092

Shares issued for acquisitions                                                                    7,975,181

Shares returned related to
 acquisitions                                                                   (1,125,000)

Intrinsic value of beneficial
conversion feature                                                                                    7,500

Other comprehensive loss                                           (8,451)                           (8,451)          (8,451)

Net loss                                     (17,746,406)                                       (17,746,406)     (17,746,406)
                                           -------------    -------------    -------------    -------------    -------------

Total Comprehensive loss                                                                                       $ (17,754,857)
                                                                                                               =============


Balance at December 31, 2000                 (20,266,054)          (8,451)      (1,125,000)       2,188,378

Exercise of options                                                                                 400,250

Exercise of warrants                                                                                  9,000

Issuance of options to non-employees                                                                412,979

Issuance of warrants                                                                                380,891

Issuance of shares to acquire properties                                                             25,603

Issuance of shares to pay expenses                                                                  834,481

Issuance of shares related to the
 Commonwealth Acquisition                                                                         7,696,372

Conversion of debt to common shares                                                                  22,400

Mark Marketable Securities to Market                               (1,522)                           (1,522)          (1,522)

Conversion of Class B stock into
 Class A stock

Net loss                                      (3,883,310)                                        (3,883,310)      (3,883,310)
                                           -------------    -------------    -------------    -------------    -------------

Total Comprehensive loss                                                                                       $  (3,884,832)


Balance at December 31, 2001               $ (24,149,364)   $      (9,973)   $  (1,125,000)   $   8,085,522
                                           =============    =============    =============    =============


                                        The accompanying notes are an integral
                                           part of these consolidated financial
                                           statements.

                                                          F-6(Con't)


EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
----------------------------------------------------------------------------------
For The Years Ended December 31, 2001 and 2000
----------------------------------------------------------------------------------

                                                              December 31,
                                                      ----------------------------
                                                          2001            2000
                                                      ------------    ------------
Cash Flows From Operating Activities:
  Net loss                                            $ (3,883,310)   $(17,746,406)

  Adjustments to reconcile net loss to net cash used in operating activities:
      Common stock issued for services                     800,356          43,198
      Stock options issued for services                    670,910
      Intrinsic value of beneficial conversion
           feature                                            --             7,500
      Depreciation, depletion, amortization and
          impairment                                     2,136,582         289,948
      Equity in net loss of investment                       5,000           9,089
      Impairment of Note Receivable                         97,841            --
      Loss on sale of available-for-sale securities           --             7,996
      Depreciation, depletion, amortization and
          impairment of assets included in
          discontinued operations                             --        17,128,880

  Changes in current assets and liabilities, net of affects of acquisition:
      Accounts receivable                                  (36,580)         37,565
      Prepaid expenses                                        --             6,175
      Accounts payable & accrued liabilities               488,192          11,007
      Customer deposits                                       --            (7,150)
                                                      ------------    ------------

Net cash provided by (used in) operating activities        278,991        (212,198)
                                                      ------------    ------------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                  (721,571)       (192,307)
      Change in deposits and other assets                  (24,795)         28,202
      Proceeds from sale of available-for-sale
        securities                                           2,438          59,918
      Cash acquired in acquisitions                          7,148          77,364
      Investment in and advances to affiliate                 --          (111,931)
      Purchase of furniture and equipment                   (3,964)        (19,618)
                                                      ------------    ------------

Net cash used in investing activities                     (740,744)       (158,372)
                                                      ------------    ------------

Cash Flows From Financing Activities:
    Proceeds from notes payable - related parties           50,000          22,500
    Payments on notes payable - related parties            (12,500)        (53,735)
    Proceeds from convertible debt                            --            20,000
    Proceeds from issuance of common stock                 408,875         386,400
                                                      ------------    ------------
Net cash provided by financing activities                  446,375         375,165
                                                      ------------    ------------
Net increase(decrease) in cash                             (15,378)          4,595
Cash, beginning of year                                     40,351          35,756
                                                      ------------    ------------

Cash, end of year                                     $     24,973    $     40,351
                                                      ============    ============

Supplemental Disclosure of Cash Flow Information:
    Income taxes paid                                 $       --      $       --
    Interest paid                                           16,395           8,787

Supplemental Disclosure Of Non-Cash Investing And
 Financing Activities:
    Conversion of convertible debt to common stock    $     20,000    $    342,500
        including accrued interest                           2,400          24,591
    Assets acquired for stock and warrants               7,828,371      17,264,213
    Stock issued for oil and gas properties                 25,604       2,104,718
    Stock issued for related party note                    114,600            --
        Including accrued interest                           7,142            --
    Treasury stock acquired and debt forgiven
       in exchange for assets and additional paid
       in capital                                             --         1,188,000

                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-7

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION: Empire Energy Corporation (formerly Medivest, Inc) (the "Company") was incorporated in the State of Utah on November 10, 1983 and was involuntarily dissolved on May 1, 1991, for failure to file its annual report. On March 21, 1995 (inception) the Corporate charter was reinstated and the company was in the development stage until the effective date of the commonwealth acquisition. The Company is no longer considered in the development stage.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Empire Energy Corporation and its wholly owned subsidiaries Empire Exchangeco Ltd., Commonwealth Energy (USA), Blue Mountain Resources, and Alberta 638260. All significant intercompany balances and transactions have been eliminated in consolidation.

The Company accounted for its 39% investment in a real estate development company under the equity method. At September 30, 2000, the Company had purchased $4,375 of stock of the real estate company and had advanced $100,000 in the form of a demand note receivable. Due to operating losses incurred by the real estate company, the Company's $4,375 investment has been reduced to zero at December 31, 2000. Since the Company has advanced funds to this entity, the Company recorded additional equity in the net loss of this entity of $4,714 based on debt advance by the Company to total advances to the entity.

NATURE OF BUSINESS: On May 17, 1999, the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation and Empire commenced commercial activity in the oil and gas industry. The primary prospect, at inception, was the opportunity presented in the country of Nicaragua. In the interim, the company began participating in an exploration program in Tennessee in 1999 and has continued to participate in this area. During 2001 and 2000, the Company acquired additional production and/or prospects in Texas, Oklahoma and Wyoming. The Company's plan of operations is to explore opportunities both domestically and internationally that benefit the Company and its stockholders including the development and exploration of oil and gas prospects.

REVENUE RECOGNITION: Revenue is recognized from oil and gas sales on the date the product is delivered.

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

The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties. In 2001 and 2000, the Company recorded an impairment expense of $2,108,229 and $287,869, respectively, to write-off costs of completed wells to the extent that those costs exceed the "ceiling test".

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized to the extent that the properties were producing. Non-producing properties not subject to amortization are charged to expense when abandoned.

CAPITALIZED INTEREST: The Company intends to capitalize interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest will be capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest costs have been capitalized in 2001 or 2000.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company follows Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which requires that an impairment loss be recognized when the carrying amount of an asset exceeds the expected future undiscounted net cash flows. During 2000, the Company recorded an impairment of goodwill (which is included in discontinued operations) for $16,921,009 related to the purchase of Omega, Talisman, and One E Group). The Company impaired inventory and fixed assets acquired in the Talisman acquisition of approximately $243,000 in 2000.

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

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and for stock-based compensation for non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation."

BASIC LOSS PER SHARE: Basic earnings per share of common stock was computed by dividing the loss applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted loss per share is not presented because all potential common shares are anti-dilutive.

USE OF ESTIMATES: The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and notes payable-related parties approximated fair value as of December 31, 2001, because of the relatively short maturity of these instruments.

The carrying amounts of convertible debentures approximates fair value as of December 31, 2000, because interest rates on these instruments approximate market interest rates.


BUSINESS SEGMENTS: The Company currently operates in one segment, oil and gas exploration and production, based on the way management makes decisions, allocates resources and assesses performance. The Company does not maintain fixed assets located outside of the United States, nor has any revenue recognized in 2001 or 2000 been derived from foreign sources.

RECLASSIFICATIONS: Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

NEW ACCOUNTING PRONOUNCEMENTS: In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" ("SFAS 141"), and SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 addresses the accounting for acquisitions of businesses and is effective for acquisitions occurring on or after July 1, 2001. SFAS 142 addresses the method of identifying and measuring goodwill and other intangible assets acquired in a business combination, eliminates further amortization of goodwill, and requires periodic evaluations of impairment of goodwill balances. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Amortization of goodwill will cease after December 31, 2001 and a new method of testing goodwill for impairment will be adopted beginning January 1, 2002.

In addition, the FASB recently issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and SFAS no. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends the accounting and reporting provisions of APB Opinion No. 30 related to the disposal of a segment of a business. SFAS No. 143 is effective for fiscal years beginning June 15, 2002. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

The Company does not believe the adoption of these standards will have a material impact, if any, on the Company's consolidated financial position, results of operations or cash flows.

2.     ACQUISITIONS

Effective June 29, 2001, Empire acquired 100% of Commonwealth in exchange for Empire shares on the basis of six shares of Commonwealth for one share of Empire. As a result, Empire exchanged 5,763,263 shares of its "paired" convertible stock for all the issued and outstanding common stock of Commonwealth. The "paired" convertible stock are convertible into Empire Class A shares at any time at the option of the shareholder, but in any event must be converted by June, 2008. The transaction was recorded using the purchase method. The purchase price for the stock is $6,339,589 based on a market price of $1.10 per Empire share on the date of the transaction. Additionally, Empire granted 488,088 options and 439,859 warrants to replace Commonwealth options and warrants currently outstanding on a one for six basis and granted new options to former Commonwealth personnel to purchase 576,310 Empire shares. The replacement options and warrants have exercise prices ranging from US$0.80 to US$1.80 and expire within approximately one month to 5 years. The new options have an exercise price of US$3.00 and expire in five years. A fair value of $1,162,082 was calculated for these options and warrants using the Black-Scholes option pricing model, with volatility of 118.79% and a discount rate of 8.5%.


To record the acquisition of Commonwealth under the purchase method:

         Net assets acquired at fair value:
           Current assets                                 $   217,029
           Oil and gas properties                           7,837,110
           Minority equity investments                         24,651
           Current liabilities                               (227,119)
                                                          -----------

         Total                                            $ 7,851,671
                                                          ===========

         Consideration comprised of 5,763,263
           common shares of Empire                        $ 6,339,589
         Estimated transaction costs                          350,000
         Consideration for replacement
           options and warrants issued                      1,162,082
                                                          -----------

         Total                                            $ 7,851,671
                                                          ===========


In November, 2000, Empire acquired a 45% working interest in a 704-acre lease located in Leon County, Texas of which Commonwealth also owned 50%. With the acquisition of Commonwealth the Company owns 95% of the lease and now is the operator. The Bedsole lease has one well, drilled by Amerada Hess to 16,300 feet deep, completed and logged. Log analysis indicated sufficient parameters for economic gas production. The target zone was isolated and then perforated, acidized and fractured. A contract was executed with Anadarko Petroleum and pipeline was laid to and tapped into the Pinnacle Gas Pipeline (Anadarko) and surface facilities were installed. During the flow back stage, the well flowed at rates ranging from 600 MCFD to 1500 MCFD. After approximately 75% of the frac load was recovered, the well began to produce a hydrocarbon-based emulsion. Flow rates and pressures began dropping and the well was placed on a production/pressure rebuild cycle with a reduced choke. An engineering evaluation suggested that the emulsion had created a barrier and thus was preventing full gas flow. A compound was formulated to break down the emulsion to allow its removal from the reservoir. The compound has been delivered to the formation and results indicate that the emulsion was broken down and subsequently removed from the formation. At present, the well is being monitored to determine if production can be increased without increasing the flow of water. The balance of this lease provides the Company with substantial drillable acreage for a deep gas play in the Bossier Sands with bailout zones available in shallower formations. A development drilling program for this play has been prepared and is being presented to industry partners on a farm out basis.

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

The following unaudited pro forma results of operations assumes that the Commonwealth, Omega, Talisman, and One E Group acquisitions occurred at the beginning of each year presented. Pro forma results of operations are not necessarily indicative of the operating results which would have occurred if the business combinations has been in effect on the dates indicated or which may result in the future.

                                                     Year Ended December 31,
                                                       2001            2000
                                                   ------------    ------------
Pro forma revenue                                  $    218,000    $    760,000
Pro forma loss from continuing operations            (4,306,000)       (698,000)
Pro forma loss from discontinued operations                --       (18,006,000)
Pro forma net loss                                   (4,306,000)    (18,704,000)
Pro forma basic loss per share:
         Continuing operations                            (0.27)          (0.05)
         Discontinued operations                           --             (1.33)
                                                   ------------    ------------
                                                          (0.27)          (1.38)
Pro forma weighted average shares outstanding        15,702,893      13,552,880



3.     IMPAIRMENT OF GOODWILL AND DISCONTINUED OPERATIONS

During 2000, the Company acquired Omega, Talisman and One E Group, Due to the limited operating history of Omega, Talisman and One E Group, management determined the goodwill associated with the acquisitions should be fully impaired. The following is a summary of the impairment recorded in 2000:


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


4.     INVESTMENT IN AND ADVANCES TO AFFILIATE

The Company had a $100,000 demand note receivable from a real estate entity in which the Company has a 39% ownership interest. The note accrued interest at 10% and was due on demand. Since the Company accounted for its investment under the equity method, operating losses incurred by this entity reduced the book value of the note. During 2001, management determined that the note was not collectable and recorded an impairment of the remainder of the note balance and accrued interest of $97,841.

                                      F-13

5.     NOTE PAYABLE AND CONVERTIBLE DEBENTURE

Note payable consisted of the following at December 31, 2001:

       Notes payable - related party,
       interest at 10%, due 4-11-02.
       The note is uncollateralized
         and personally guaranteed by               $ 50,000
         the Company's CEO                          ========


During 2000, the Board of Directors approved the sale of $3,000,000 of convertible debentures, which would carry interest at 12% and convert to common stock on a $2.00 for one share of common stock. Common stock issued upon conversion had automatic piggyback registration rights. The Company sold $20,000 as of December 31, 2000 and discontinued the further sale of these debentures. The $20,000 of debentures sold in 2000 were converted for 22,400 shares of common stock in 2001. The convertible debentures were acquired at a time when the conversion price was less than the market value of the Company's stock on the date of purchase. As a result, the Company has recorded an additional $7,500 of intrinsic value for the beneficial conversion feature in 2000, which is recorded as interest expense in the accompanying statements of operations.


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

Components of the net deferred tax asset at December 31, 2001 are as follows:

          Deferred Tax Asset:
                Net operating loss carryforward            $ 413,000
                Impairment of fixed assets and inventory     352,000
                Other                                         (3,000)
                Less valuation allowance                    (762,000)
                                                           ---------

          Net Deferred Tax Asset                           $    --
                                                           =========



The provision for income taxes is as follows:

                                                  Year Ended December 31,
                                             ---------------------------------
                                               2001                    2000
                                             ---------               ---------

                           Current           $    -                  $     -
                           Deferred               -                        -
                                             ---------               ---------

                                             $    -                  $     -
                                             =========               =========

At December 31, 2001, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $2,744,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability may be restricted. The amounts of operating loss carryforwards expire in varying amounts through 2021. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided. The valuation allowance increased $402,000 and $75,000, respectively during 2001 and 2000 related to the increase in the net operating losses and other deferred tax assets.

The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2001 and 2000:


                                 Year Ended December 31,
                                 ----------------------

                                    2001         2000
                                  --------     --------

    Statutory rate                   15.0%        15.0%
    Net operating losses            (15.0%)      (15.0%)
                                  --------     --------
    Company's effective rate           - %          - %
                                  ========     ========


When the Company acquired Commonwealth Energy in 2001, one of Commonwealth's wholly owned Canadian subsidiaries, Alberta 638260, had an income tax liability from the 2000 tax year in the approximate amount of US$31,000, and an estimated liability for the tax year 2001 in the approximate amount of US$42,000. Both amounts remain unpaid. Alberta 638260 has no assets or other liabilities as of December 31,2001.


7.     COMMITMENTS AND CONTINGENCIES

In November 2001, the Company entered into an investment agreement ("Investment Agreement") with Centurion Private Equity, LLC ("Centurion"). The investment agreement entitles the Company to issue and sell its common stock for up to an aggregate of $15 million at the option of the Company under certain conditions during a three-year period. This is also referred to as a put right. The three-year period began with the SB-2/A registration statement that was filed with the SEC dated January 31,2002. The Company must give at least ten business days but not more than twenty business days advance notice to Centurion of the date on which it intends to exercise a particular put right and it must indicate the number of shares of common stock it intends to sell to Centurion. At its option, the Company may also designate a maximum dollar amount of common stock (not to exceed $2 million) which it will sell to Centurion during the put and/or a minimum purchase price per common share at which Centurion may purchase shares during the put. The number of common shares sold to Centurion may not exceed 15% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day the Company invoked the put right and ends on and includes the day which is twenty business days after the date it invoked the put right.

Centurion will purchase the shares from the Company at a discount at the stock's current market price for each share of common stock under the put. If the market price is less than $0.50 per share, the discount equals $0.05 per share; and if the market price is $0.50 or greater, the discount equals $0.075 per share. Market price is defined as the average of the three daily volume weighted average prices for the common stock during the applicable pricing period which consists of two consecutive ten business day periods following the date notice of the put was provided to Centurion. However, the market price may not be less than the designated minimum per share price, if any, that the Company indicated in its notice.

In connection with the Investment Agreement, the Company issued and delivered to Centurion a warrant to purchase 1,250,000 shares of common stock. The warrant had an initial exercise price of $0.70 per share. The warrant has semi-annual reset provisions. The initial reset occurred on January 2, 2002. The exercise price shall reset to the market price (but in any event shall not be less than $0.50 per share). After the initial reset on January 1, 2002, the exercise price can be reset to less than $0.50 per share. The reset provision provides that the exercise price can only be decreased under the reset provisions and cannot be increased. The warrants are fully exercisable at the date the S-B/2 registration statement was filed and have a term beginning on the date of issuance and ending five years thereafter. As of April 11,2002 the Company has not put any shares to Centurion. The Warrants were valued at approximately $185,000 using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.70, expected life of 5 years, estimated volatility of 116.5% and a risk-free rate of 4.5%. These warrants may be subject to modification accounting in the future if the exercise price resets.

During September, 2001, the Company entered into an agreement with The Investor Relations Group Inc. for a corporate communications program. The monthly cost was $7,500 which for the first three months required a monthly cash payment of $3,750 and the issuance of stock for the balance. Thereafter, the contract requied a $7,500 monthly fee for the remainder of the one-year term. There are 51,786 shares to be issued under this agreement. The agreement also required the issuance of 150,000 warrants priced at $0.70 with a five year term. Management terminated this agreement without any termination cost. The Company owes a balance of $5,510 to The Investor Relations Group Inc., which is included in accounts payable.

During August, 2001 the Company entered into a gas purchase agreement with Anadarko Energy Services Company to sell the gas production from the Bedsole #1 well in Leon County,Texas. The primary term of the agreement is two years and can be extended year to year thereafter, subject to a 30 day notice of cancellation. The gas price is an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas is delivered during the primary term of the contract the price reduction is eliminated. If the Company does not deliver 200,000 MMBTU's during the primary term the Company must pay $0.30 per MMBTU for any shortage. From August, 2001, when the well began producing through February, 2002, the well has produced 8,335 MMBTU's.

Consulting Agreements: The Company had an agreement with an entity related through common ownership to provide consulting and management services and to provide use of various equipment and secretarial services for $12,500 per month through December 31, 2000. The agreement terminated as of December 31, 2000 and no charges were incurred during 2001.

Participation and Operating Agreements: In 1999, the Company entered into a Participation and Operating Agreement with an unrelated third party (the "Operator") to participate in oil and gas exploration in Tennessee. The agreement provides the Company a 60% working interest in the property in exchange for paying a similar share of costs on wells as offered. The Company has expended approximately $336,000 and issued 14,020 shares of common stock with a fair value of approximately $42,000 through December 31, 2001 for costs associated with the exploration and drilling of wells. These costs were included in oil and gas property pool and fully impaired prior to 2001.

In addition, the Company acquired a 51% interest in an unrelated third party approved to negotiate concessionary drilling rights to produce oil and gas in Central America. Should the venture be successful in achieving the concessions, the Company agreed to pay two-thirds of well costs up to $1,000,000. During 2001 and 2000, the Company expensed approximately $35,000 and $15,000, respectively of costs associated with pursuing the concessions in Central America. No concessions have been obtained to date.

During 2002, two lawsuits have been filed against the Company to foreclose on liens filed on the Bedsole Gas Unit in Leon County, Texas. The claims on these lawsuits total approximately $88,000 plus interest and cost. There are three additional liens filed against the same property by vendors which total approximately $93,000 plus interest and cost. There is also one additional threatened lawsuit relating to nonpayment of professional cost of approximately CN$53,000. These amounts are included in accounts payable at December 31, 2001.The Company does not dispute the amounts claimed, and intends to settle the lawsuits and liens by potentially selling partial property rights related to existing properties and using the sale proceeds to settle the claims. The Company has not entered into any agreements to sell any properties, nor does it know if any of the properties can be sold and, if sold, whether the proceeds would be sufficient to settle the claims.


8.     OPERATING LEASES

In the fourth quarter of 2000, the Company entered into a three-year office lease with an unrelated third party. The rental payment is $4,375 per month and continues through November 30, 2003. The Company paid $50,311 of rent in 2001.

Previously, the Company entered into a sublease agreement for office space on April 1, 1999, with an entity related through common ownership. The sublease required monthly rent of $2,250 plus common area charges through December 31, 2000. The Company paid $27,000 of rent under this agreement during 2000. This agreement was terminated in the fourth quarter of 2000.

Minimum lease payments under non-cancelable operating leases are as follows:

             Year Ending December 31
             -----------------------

                      2002                                     51,243
                      2003                                     47,850
                                                             --------
                                                                        $ 99,093
                                                             ========



9.     RELATED PARTY TRANSACTIONS


During the years ended December 31,2001 and 2000, the Company recorded the following related party transactions reflected in the accompanying Consolidated Statement of Operations:

                                                       2001            2000
                                                     --------        --------
         Consulting expense included in
         general and administrative expense          $505,500        $150,000
                                                     ========        ========

         Interest expense on notes payable             $7,142            --
                                                     ========        ========



As of December 31, 2001, the Company had outstanding related party receivables (payables) as follows:

                                                      2001
                                                    --------
                  Accounts receivable                $16,500
                                                    ========

                  Note payable                      ($50,000)
                                                    ========

                  Accounts payable                  ($ 6,325)
                                                    ========


10.    STOCKHOLDERS' EQUITY

During December, 2001, the Company issued 811,613 shares of common stock to P&S Investment Management Inc., a related party, to retire notes of $114,600 and accrued interest of $7,142.

During December, 2001, the Company issued 320,000 shares valued at $48,000 of common stock to the CEO as compensation.

Effective June 29, 2001, Empire acquired 100% of Commonwealth in exchange for Empire shares on the basis of six shares of Commonwealth for one share of Empire. As a result, Empire exchanged 5,763,263 shares of its "paired" convertible stock for all the issued and outstanding common stock of Commonwealth. The Company also issued 177,000 shares of Class A common stock as a finders fee for this acquisition. During 2001, 2,123,037 shares of "paired" convertible stock were converted into shares of Class A stock.

During June, 2001, the Company issued 400,000 shares of common stock to P&S Investment Management Inc., a related party, valued at $505,500 as compensation.

During 2001, the Company issued 270,381 shares of common stock in payment of acquisition costs related to the Commonwealth transaction and to pay for general expenses of the Company totaling $159,339.



During 2001, the Company issued 60,000 shares of common stock, valued at $25,604, for an additional 1.5% working interest in the Bedsole Gas Unit.

During 2001 the Company issued 22,400 shares of common stock to retire convertible debentures in the amount $20,000 and related interest of $2,400.
From October 1999 to April 2000, holders of $500,000 of convertible debentures, converted their debentures plus $24,591 of accrued interest into 500,000 shares of common stock.

PRIVATE PLACEMENT: On June 19, 2001, The Board of Directors approved the sale of
4,000,000 shares of the Company's common stock in a private placement for $3.00 per share. To date, no shares have been sold.

During June, 2000, there was 14,000 shares valued at $42,060 issued for well cost.

In April 2000, the Company issued 12,000 shares of common stock to an unrelated consultant for services performed. The shares were valued at the fair value of the stock at the date the services were completed of $3.60 per share.

During March and April, 2000, there was 105,800 shares valued at $286,400 issued as a private stock placement.

During February and March of 2000, there was 342,500 shares issued for convertible debt and interest of $367,092.


11.    STOCK OPTION PLAN AND STOCK BASED COMPENSATION

The Company has 2,500,000 shares of the Company's class A common stock authorized for issuance under the Company's 1999 Stock Plan (the "Plan"). The
Plan provides the Company's class A common stock for the (1) granting of incentive stock options to employees and officers of the Company, (2) granting nonqualified stock options to directors, officers, employees and consultants and to receive stock appreciation rights pursuant to such nonqualified options, (3) granting awards of stock to directors, officers, employees and consultants, and
(4) provide opportunities for directors, officers, employees and consultants to make direct purchases of stock. The Plan is administered by a committee appointed by the Board of Directors (Committee), and requires that incentive stock options be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant. Nonqualified options may be granted at exercise prices and terms as determined by the Committee. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of 110% of the fair value of the common stock on thedate of the grant. The options are immediately exercisable after the date of grant or upon vesting and expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock.

All options are fully vested at December 31,2001. The following is a summary of the options granted under the Plan:

                                                              Exercise Price    Weighted Average
                                                  Options        Per Share        Exercise Price
                                                  -------        ---------        --------------

          Balance, January 1, 2000               1,648,500        .60 - 1.00             .78

          Granted                                  112,000       2.00 - 2.50            2.45
          Exercised                               (160,000)       .60 - 1.00             .65
                                             -------------    --------------         -------

          Balance, December 31, 2000             1,600,500        .60 - 2.50             .91
                                             -------------    --------------         -------


          Granted                                  584,335        .15 - 1.00             .46
          Exercised                             (1,034,335)       .15 - 1.00            (.41)

                                             -------------    --------------         -------
          Balance, December 31, 2001             1,150,500    $  .47 - $2.00         $   .87
                                             =============    ==============         =======



When the Company acquired Commonwealth Energy Inc. in 2001, the Company issued options to replace the outstanding Commonwealth options and also issued new options as required by the purchase agreement. All of these options are fully vested at December 31,2001. Below is a summary of these options:





                                                              Exercise Price     Weighted Average
                                                Options          Per Share        Exercise Price
                                                -------          ---------        --------------

          Granted - Replacement                    488,088       $.80 - 1.20           $1.09
          Granted - Additional                     576,310           3.00               3.00
          Exercised                                  --               --                 --

                                               -----------    --------------         -------
          Balance, December 31, 2001             1,064,398    $  .80 - $3.00         $  2.12
                                               ===========    ==============         =======



 The following is a summary of options outstanding at December 31, 2001:

                                                         Weighted
                                                         Average          Weighted
        Range of                      Number            Remaining         Average
        Exercise                  Outstanding at        Contractual       Exercise
          Prices                 December 31, 2001         Life           Price
      --------------             -----------------      -----------      ----------

Options issued under the Plan:

      $0.47 - 2.00                   560,500             0.80 Year           $0.98
        .60                          350,000             1.75 Years           0.60
       1.00                          240,000             2.25 Years           1.00

                                   ----------
                                   1,150,500             1.8 Years            0.87
                                   ----------

Options issued in Commonwealth Acquisition:

         $0.80                       100,001             3.0 Years           $0.80
          1.00                       100,000             4.8 Years            1.00
         1.20-1.80                   288,087             2.9 Years            1.22
         3.00                        576,310             4.5 Years            3.00
                                   ---------
                                   1,064,398             3.9 Years            2.12
                                   ---------
                                   2,214,898             2.9 Years            1.47
                                   =========



In 2001, the Company made the following modifications to outstanding awards: (1) the exercise price for 100,000 options granted to employees in 2000 was lowered from $2.50 to the current market price of $1.00, (2) all unvested director, officer and employee options outstanding at the time of the Commonwealth acquisition became vested, (3) for a 45 day period ending December 20, 2001 the exercise price for all outstanding options and warrants was temporarily lowered to $0.15, the then current market price.

These modifications resulted in the following: (1) Options granted to employees and accounted for under the provisions of APB No. 25 are no longer considered fixed awards. Compensation expense will be calculated each period based on the excess of current market price over exercise price, if any, until such awards are exercised, forfeited or cancelled. In 2001, the market price was less than the exercise price for all options, and as a result no additional compensation expense has been recorded. (2) Options granted to non-employees and accounted for under the provisions of FAS NO.123 have been accounted for using modification accounting, in which the value of the options immediately before the modification is determined and compared to the value of the options immediately after the modification. The incremental cost, if any, is recognized as additional expense. In 2001, additional expense of $395,584 was recognized as a result of these modifications.

                                      F-19



The Company accounts for stock-based compensation to non-employees based the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model. The Company recorded total expense of $670,909 and $0 in 2001 and 2000, respectively, related to options and warrants issued to non-employees, inclusive of the effects of the modifications discussed above.

The Company applies APB No.25 and related interpretations in accounting for awards issued to employees and certain non employee directors. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS No.123, the Company's net loss and loss per share would have been $(3,971,514) and $(0.25) for the year ended December 31, 2001, and $(17,852,732) and $(1.38) for the year ended December 31, 2000, inclusive of the effects of the modifications as discussed above.

For options and warrants granted during the years ended December 31, 2001 and 2000, the estimated fair value was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                2001                 2000
                                            -----------           ----------
Expected dividend yield                      N/A                     N/A
Expected life                               1 to 5 years           2 to 5 years
Risk-free interest rate                     4.5% to 8.5%             8.5%
Expected volatility                      110.85% to 145.20%        118.46%


The following is a summary of warrants:


                                                              Exercise Price   Weighted Average
                                                Warrants         Per Share      Exercise Price
                                                ---------        ---------      --------------

          Balance, January 1, 2000                    --             --                --

          Granted                               11,000,000         $3.00              $3.00
                                               ------------   --------------         -------

          Balance, December 31, 2000            11,000,000         $3.00              $3.00
                                               ===========    ==============         =======


          Granted                                1,796,608       $.70 - 1.20           $ .81
          Exercised                                (60,001)           .15                .15
           Expired                             (11,000,000)        $3.00              ($3.00)
                                               -----------    --------------         -------
          Balance, December 31, 2001             1,736,607    $  .70 - $1.20           $ .81
                                               ===========    ==============         =======




The warrants have a weighted average remaining contractual life of 3.9 years, are fully vested, and have a weighted average exercise price of $0.81. The warrants were exercised during the 45 day period in which the exercise price was temporarily reduced to $0.15.

                                      F-20

12.    SUBSEQUENT EVENTS

On January 31, 2002, the Company filed a registration statement on Form SB-2 to register 31,713,872 shares of the Company's Class A Common Stock. With regard to these shares, 22,485,213 shares may be purchased by Centurion under the terms of the Equity Line Investment Agreement that was executed on November 21, 2001. See
Note 7 for discussion of this agreement. The remaining 9,228,659 shares are being registered by certain selling shareholders, who may sell their stock from time to time in the over-the-counter market at the prevailing market price, or in negotiated transactions. The Company will not receive any proceeds from the sale of the shares by the selling shareholders.


13.    GOING CONCERN AND MANAGEMENT'S PLANS

In 2001 and 2000, the Company incurred net losses of $3,883,310 and $17,746,406. As of December 31, 2001, current liabilities exceeded current assets by $742,720 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. Several lawsuits and liens have been filed by vendors for non-payment of invoices. Liquidity and cash flow have been adversely effected by the Commonwealth acquisition taking much longer and requiring more professional cost than was anticipated, the unanticipated poor performance of operators on the Commonwealth properties, and significant costs incurred to attempt to establish production on properties that did not generate significant cash flow. In addition, the Company's independent reserve report, which estimates proven reserves, prepared as of January 2, 2002, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves of which only 1% are currently producing. Revenues from these producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proved reserves, nor recover the carrying value of the Company's oil and gas properties. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The Company has historically raised capital through external equity funding and related party debt financing.

To address these conditions, management has taken or is in the process of taking the following actions:

     o During 2001, the Company entered into an equity financing agreement with Centurion Private Equity, LLC that is currently available for use. The current price of the Company's common stock is too low to effectively use this source of capital. Therefore, in order to fully utilize this equity financing the Company is reviewing the aspects of a reverse stock split. If the reverse stock split is implemented, and is successful in raising the share price of our stock, the Company will be able to raise capital monthly with this financing vehicle.

     o The Company is pursing possible farmout agreements to develop the undeveloped reserves on the existing properties, whereby the Company would receive an interest in new wells without incurring the cost of development. The Company does not know if farmout agreements can be made, and if so, whether or not they will result in productive wells.

     o The Company is actively pursuing the sale of certain producing wells to raise capital. Sales would exclude the undeveloped zones that have potentially significant reserves, as management believes these reserves can be more effectively developed on a farmout basis with industry partners. No agreements have currently been completed and there is no assurance that any agreement can be made.

     o The Company does not have any bank debt. The significant current liabilities are the source of the claims against the Company's properties. The Company is currently assembling a plan to reduce these payables by proposing a reduced payoff to the vendors. Funds to support the offer are expected to come from property sales or equity financing.

     o The cash flow from third party operated Texas wells was minimal during 2001. The Company believes these operators have been negligent in maintaining these wells. Effective March 1, 2002, the Company became the operator on the Coleman County, Texas wells and is in the process of installing existing pumping equipment on one of the currently producing wells to increase production. The Parker County, Texas properties will also have a new operator by June 2002, which is expected to improve operations and cash flow by providing better maintenance and by re-establishing production from previously producing wells.



     o The potential gas production from the wells in Tennessee will be determined in the near future as the gas purchaser's gas line has been installed. The Company's wells, in which the Company owns a 60% interest, is in the process of being tied into the purchasers sales line. Once installation is complete the production capabilities of the wells will be determined. Although there is gas production in the area from other wells, the Company can not predict the production, if any, from its wells.

     o The Company has suspended payment of employee salaries in order to reduce cash flow related to general and administrative costs. These salaries will be accrued.


No assurances can be given that the Company will be successful in implementing these plans or raising the necessary capital to fund the payoff of existing liabilities, fund current operations, or provide the necessary capital to fully develop its proven reserves. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

14.    SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION
       ACTIVTIES (UNAUDITED)

The accompanying tables set forth information concerning the Company's oil and gas producing activities at December 31, 2001 and 2000 and for the years then ended, as required by Financial Accounting Standards (FAS) No. 69, Disclosure about Oil and Gas Producing Activities.

     Capitalized Costs Relating to Oil and Gas Producing
         Activities
     --------------------------------------------------

                                                                            2001
                                                                    ----------
Unproved oil and gas properties                                    $      --
Proved oil and gas properties                                       11,254,270
Support equipment and facilities                                          --

                                                                    ----------
                                                                      11,254,270

Less accumulated depreciation, depletion,
    amortization, and impairment                                    (2,508,820)
                                                                    ----------
       Net capitalized costs                                        $8,745,450
                                                                    ==========



                                                                    Year Ended December 31
                                                                --------------------------------
Cost Incurred in Oil and Gas Producing Activities                   2001                2000
-------------------------------------------------                 --------            --------
Property acquisition costs:
     Proved                                                     $ 8,470,038          $      --
     Unproved                                                          --              2,062,661
Exploration costs                                                      --                   --
Development costs                                                   721,571              234,367
Amortization rate per equivalent barrel of production           $     49.96          $     12.87





Results of Operations For Oil and Gas Producing                    Year Ended December 31
Activities                                                        -------------------------
-----------------------------------------------
                                                                    2001                 2000
                                                                -----------          -----------
Oil and gas sales                                               $   143,263          $   487,979
Gain on sale of oil and gas properties                                 --                   --
Gain on sale of oil and gas leases                                     --                   --
Production costs                                                    (70,535)             (13,406)
Exploration expenses                                                   --                   --
Depreciation, depletion, and amortization and
    impairment                                                   (2,130,534)            (287,869)
                                                                -----------          -----------
                                                                 (2,057,806)             186,704
Income tax expense                                                     --                   --
                                                                -----------          -----------
Results of operations for oil and gas producing
  activities (excluding corporate overhead and
   financing costs)                                             $(2,057,806)         $   186,704
                                                                ===========          ===========


Oil & Gas Reserves

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. The Company had no proved reserves at December 31, 2000.

                                                                     OIL            GAS
December 31, 2001                                                  (MBBLS)         (MMCF)
                                                                   -------        -------
         Proved reserves, beginning of period                         --            --
         Extensions, discoveries and other additions                  25          54,124
         Production                                                   (4)            (18)
         Revision of previous estimates                               --            --
                                                                   ------         ------
         Proved reserves, end of period                               21          54,106
                                                                   ======         ======

         Proved developed reserves:
                  Beginning of Period                                 --            --
                                                                   ======         ======
                  End of period
                                                                       12            645
                                                                   ======         ======



Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves:


                                                    Year ended December 31,
                                                  ---------------------------
                                                      2001             2000
                                                  ------------       --------
Future cash flows                                 $122,053,324           --
Future development costs                           (22,923,070)          --
Future production costs                            (12,447,960)          --
Future production taxes                             (9,172,124)          --
                                                  ------------       --------
Future net cash flows before income taxes           77,510,170
10% discount to reflect timing of cash flows       (50,174,780)          --
                                                  ------------       --------
Discounted future net cash flows                    27,335,390           --
Future income taxes, net of 10% discount            (8,993,047)          --
                                                  ------------       --------
Standardized measure of discounted future
  net cash flows                                  $ 18,342,343           --
                                                  ============       ========

                                      F-23

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil & Gas Reserves

                                                     Year ended December 31,
                                                  ----------------------------
                                                     2001             2000
                                                  -----------      -----------

Sales and transfers of oil and gas produced,
  Net of production costs                               --                --
Net changes in prices and production costs              --                --
Acquisition of oil and gas reserves in place,
  less related production costs                   27,089,279              --
Extensions, discoveries and improved
  recovery, less related costs                       246,111              --
Revisions of previous quantity estimates,
  less related production costs                         --                --
Sales of reserves in place                              --                --
Accretion of discount                                   --                --
Net changes in income taxes                        (8,993,047)            --
Other                                                   --                --
                                                  -----------      -----------
Total change in standardized measure of
  discounted future net cash flows                $18,342,343             --
                                                  ===========      ===========

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

Signatures                                  Title                       Date
----------                                  -----                       ----

/s/  Norman L. Peterson          Chairman, Director              April 15, 2002
-----------------------          Principal Executive Officer
     Norman L. Peterson          Principal Financial Officer


/s/  John C. Garrison            Director                        April 15, 2002
-----------------------
     John C. Garrison


/s/  John L. Hersma              Director                        April 15, 2002
-----------------------
     John L. Hersma