Form 10QSB
period 2002-03-31
EMPIRE ENERGY CORP
filed 2002-05-15
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2002


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


There were 22,185,176 shares of Class A common stock $.001 par value outstanding as of May 2, 2002. There were also 2,229,892 shares of Class B common stock $.001 par value and 2,229,892 shares of paired convertible Exchangeco stock outstanding as of May 2, 2002.


Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    -----


PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

     The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Company.




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES                March 31,2002     December 31,
CONSOLIDATED BALANCE SHEET                                   (Unaudited)         2001
----------------------------------------------------------------------------------------

ASSETS

Cash                                                        $      4,175    $     24,973
Account receivable - trade, no allowance deemed necessary         62,900          46,255
Marketable securities                                              1,091             873
                                                            ------------    ------------
Total current assets                                              68,166          72,101
                                                            ------------    ------------


Oil and gas properties, using full cost accounting             8,740,380       8,745,450
                                                            ------------    ------------
Other Assets:
        Furniture and equipment, net of accumulated
         depreciation of $10,504 and $8,512                       29,656          31,648
        Deposits and other                                        49,176          51,144
                                                            ------------    ------------
 Total other assets                                               78,832          82,792
                                                            ------------    ------------

Total Assets                                                $  8,887,378    $  8,900,343
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Accounts payable and accrued liabilities             $    662,455    $    691,960
       Income taxes payable                                       72,861          72,861
       Notes payable                                              34,785            --
       Notes payable - related parties                           169,000          50,000
                                                            ------------    ------------
Total current liabilities                                        939,101         814,821
                                                            ------------    ------------

Commitments and Contingencies                                       --              --


Stockholders' Equity
       Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 21,906,946 and 20,774,829                    21,907          20,775
       "Paired" convertible stock, issued and
         outstanding 2,508,122 and 3,640,239 units                 2,508           3,640
       Additional paid in capital                             33,353,525      33,345,444
       Treasury stock, 750,000 shares at cost                 (1,125,000)     (1,125,000)
       Accumulated other comprehensive loss                       (9,755)         (9,973)
       Accumulated deficit                                   (24,294,908)    (24,149,364)
                                                            ------------    ------------
Total Stockholders' Equity                                     7,948,277       8,085,522
                                                            ------------    ------------

Total Liabilities and Stockholders' Equity                  $  8,887,378    $  8,900,343
                                                            ============    ============


                        The accompanying notes are an integral part of these consolidated financial statements.


EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                              March 31,
                                                       2002            2001
                                                   ------------    ------------
Oil and gas sales                                  $     22,240    $     33,007

Expenses:
    Lease operating                                      28,819           7,160
    Production and Ad Valorem taxes                       1,172             990
    Depreciation, depletion, amortization and
      impairment                                         15,502           1,380
    Stock based compensation                              8,081          33,860
    General and administrative                          133,891          80,035
                                                   ------------    ------------
Total expenses                                          187,465         123,425
                                                   ------------    ------------
Operating loss                                         (165,225)        (90,418)

Other income (expense):
    Interest, net                                        (2,781)          1,680
    Other income                                         22,462            --
    Equity in net loss of investment                       --            (2,500)
                                                   ------------    ------------
Net loss before taxes                                  (145,544)        (91,238)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                               (145,544)        (91,238)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.01)   $      (0.01)
                                                   ============    ============
Weighted average shares outstanding                  20,245,283      14,768,840
                                                   ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended March 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                               March 31,
                                                        -----------------------
                                                           2002          2001
                                                        ---------     ---------
Cash Flows From Operating Activities:

  Net loss                                              $(145,544)    $ (91,238)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Stock options issued for services                     8,081        33,860
      Depreciation, depletion, amortization and
          impairment                                       15,502         1,380

Changes in current assets and liabilities:
      Accounts receivable                                 (16,645)        2,163
      Prepaid expenses                                       --           4,484
      Accounts payable and accrued liabilities             89,495       (12,384)
                                                        ---------     ---------
Net cash used by operating activities                     (49,111)      (61,735)
                                                        ---------     ---------
Cash flows from investing activities:
      Purchase of oil and gas properties                   (8,440)         --
      Purchase of furniture and equipment                    --          (2,966)
      Decrease in deposits and other assets                 1,968          --
                                                        ---------     ---------
Net cash used in investing activities                      (6,472)       (2,966)
                                                        ---------     ---------
Cash flows from financing activities:
    Proceeds from notes payable                            38,981          --
    Payments on notes payables                             (4,196)         --
    Proceeds from notes payable-related parties              --           5,000
    Proceeds from issuance of common stock                   --          50,000
                                                        ---------     ---------
Net cash provided by financing activities                  34,785        55,000
                                                        ---------     ---------
Net decrease in cash                                      (20,798)       (9,701)
Cash, beginning of period                                  24,973        40,351
                                                        ---------     ---------
Cash, end of period                                     $   4,175     $  30,650
                                                        =========     =========


Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Accounts payable converted to notes payable         $  38,981     $    --
    Issuance of notes payable-related parties
       for payment of accounts payable                    119,000          --


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002 AND 2001

1. INTERIM REPORTING

The consolidated financial statements of Empire Energy Corporation and Subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements with related notes included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.


Basis of Presentation

The consolidated financial statements include the accounts of Empire Energy Corporation and its wholly-owned subsidiaries Empire Exchangeco Ltd., Commonwealth Energy (USA), Blue Mountain Resources, and Alberta 638260. All significant intercompany balances and transactions have been eliminated in consolidation.


2. ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the Financial Statements and the reported amounts of revenues and expenses during the reported periods. Actual results could differ from these estimates.


3. NOTES PAYABLE

Notes payable consist of the following:

                                                        3-31-02      12-31-01
                                                      ----------    ----------

Notes payable - related party, interest at 10%,
due 5-31-02. The note is uncollateralized
and personally guaranteed by
the Company's CEO                                     $   50,000    $   50,000
                                                      ==========    ==========

Notes payable - interest at 10%, installment
monthly payments of $3,207 through February 28,
2003. The note is without collateral.                 $   34,785          --
                                                      ==========    ==========
Notes payable - related parties, interest
at 10%, due on demand. The notes are
without collateral.                                   $  119,000          --
                                                      ==========    ==========




4.  STOCKHOLDERS' EQUITY

In March 2002, the Company granted two-year options to an employee to purchase 140,000 shares of common stock at $0.10 per share. The Company applies APB No.25 and related interpretations in accounting for awards issued to employees and certain non-employee directors. Accordingly, no compensation cost has been recognized for options granted to employees.

The Company recorded compensation expense of $8,081 during the first quarter of 2002, related to the options granted under the investment agreement with Centurion Private Equity, LLC. This agreement provided for re-pricing the options issued under this agreement from $0.70 to $0.50 during January of 2002. Refer to Form 10-KSB for 2001 for a description of the investment agreement. The $8,081 amount is the estimated incremental fair value of the option from the re-pricing provisions, determined utilizing the Black-Scholes pricing model, based on a weighted average risk-free interest rate of 4.50%, expected option life of 5 years, expected volatility of 116.5% and no expected dividend yield.

No options were exercised during the first quarter of 2002.

During the quarter ended March 31 2002, 1,132,117 shares of "paired" convertible stock were converted to common stock



5. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, the Company recorded the following related party transactions reflected in the accompanying Consolidated Statement of
Operations:

                                                       2002           2001
                                                     ---------      ---------
         Office rent reimbursed by related party
         included in general and administrative
         expense                                     $  (4,500)     $ (16,500)
                                                     =========      =========

         Interest expense on notes payable           $   2,930      $   7,142
                                                     =========      =========

As of March 31, the Company had outstanding related party receivables (payables) as follows:


                  Accounts receivable                $  21,000      $  16,500
                                                     =========      =========

                  Note payable                       ($169,000)      ($50,000)
                                                     =========      =========

6. COMMITMENTS AND CONTINGENCIES

During 2002, two lawsuits have been filed against the Company to foreclose on liens filed on the Bedsole Gas Unit in Leon County, Texas. The claims on these lawsuits total approximately $88,000 plus interest and cost. There are four additional liens filed against the same property by vendors which total approximately $139,000 plus interest and cost. There is also one additional threatened lawsuit relating to nonpayment of professional cost of approximately CN$53,000. These amounts are included in accounts payable at March 31, 2002. The Company does not dispute the amounts claimed, and intends to settle the lawsuits and liens by potentially selling partial property rights related to existing properties and using the sale proceeds to settle the claims. The Company has not entered into any agreements to sell any properties, nor does it know if any of the properties can be sold and, if sold, whether the proceeds would be sufficient to settle the claims.

During April of 2002 the Company signed a letter agreement to sell a portion of the Bedsole Gas Unit in Leon County, Texas and adjoining acreage rights. The letter agreement excluded the well bore rights of the Bedsole #1 well and mineral rights below a depth of 10,000 feet. The sales price was based on $100 per acre for an approximate sales price of $90,000. The sale was subject to the buyer obtaining clear title free from all liens and encumbrances. See Part II,
Item 1 for legal proceedings related to the Bedsole property. There is currently approximately $227,000 of liens filed against the property and another $61,000 approximately of vendors owed for services provided on the property that have not filed liens. The Company made a proposal to all creditors to settle their claims for a pro-rata share of the sales price or approximately $0.31 per $1.00 owed. The settlement offer required that all creditors participate. The offer was not accepted by all creditors and as a result he transaction could not be completed. The Company is currently negotiating with the buyer and other potential buyers to determine if a sale can be completed that would settle all creditor claims against the Bedsole Unit.

7. GOING CONCERN AND MANAGEMENT'S PLANS

In 2001 and 2000, the Company incurred net losses of $3,883,310 and $17,746,406. In the first quarter ending March 31,2002 the Company had a net loss of $145,544. As of March 31, 2002, current liabilities exceeded current assets by $870,935 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. Several lawsuits and liens have been filed by vendors for non-payment of invoices. Liquidity and cash flow have been adversely effected by the Commonwealth acquisition taking much longer and requiring more professional cost than was anticipated, the unanticipated poor performance of operators on the Commonwealth properties, and significant costs incurred to attempt to establish production on properties that did not generate significant cash flow. In addition, the Company's independent reserve report, which estimates proven reserves, prepared as of January 2, 2002, indicates that substantial future capital expenditures are necessary to fully develop its total proven reserves of which only 1% are currently producing. Revenues from these producing properties will not be sufficient to finance the estimated future capital expenditures necessary to fully develop the existing proved reserves, nor recover the carrying value of the Company's oil and gas properties. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     o The cash flow from third party operated Texas wells was minimal during 2001 and the first quarter of 2002. Effective March 1, 2002, the Company became the operator on the Coleman County, Texas wells and is in the process of installing existing pumping equipment on one of the currently producing wells to increase production. The Parker County, Texas properties will also have a new operator by June 2002, which is expected to improve operations and cash flow by providing better maintenance and by re-establishing production from previously producing wells.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

The Company experienced many difficulties and challenges in 2001, evidenced by the Company's net loss of $3,883,310. These difficulties extended into the first quarter of 2002 with a net loss of $145,544. Additionally, current liabilities exceeded current assets by $870,935 and existing cash balances and available credit are not sufficient to fund the Company's cash flow needs for the next year. Due to poor cash flow, we have fallen behind in paying our vendors and others to whom we have outstanding bills. Several lawsuits and liens have been filed by vendors for non-payment of invoices.

Liquidity and cash flow were adversely affected by several factors. First, the acquisition of Commonwealth took much longer and cost more (primarily due to professional costs) than anticipated. Second, the Commonwealth properties have not performed up to management's expectation. Finally, the Company spent significant amounts of money in the attempt to establish production on properties that did not generate significant cash flow, and the natural gas price significantly declined in the third and fourth quarter of 2001.

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

     o The cash flow from third party operated Texas wells was minimal during 2001 and 2002. Effective March 1, 2002, the Company became the operator on the Coleman County, Texas wells and is in the process of installing existing pumping equipment on one of the currently producing wells to increase production. The Parker County, Texas properties will also have a new operator by June 2002, which is expected to improve operations and cash flow through improved maintenance and by re-establishing production from previously producing wells.

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


Results of Operations

During the quarter ended March 31, 2002, the Company generated $22,240 in revenue from the sale of oil and gas from its wells and incurred $28,819 in lease operating expense and $1,172 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $165,225 after deducting $15,502 of depreciation, depletion and impairment expense from oil and gas properties and $133,891 in general operating expenses and $8,081 of stock based compensation. General & administrative expenses include non-cash expenses of accrued salaries and other accruals of $88,188. During the quarter ended March 31, 2001 the Company generated $33,007 in revenue from the sale of oil from its wells and incurred $7,160 in lease operating expense and $990 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $90,418 after deducting $1,380 in depletion, depreciation and impairment expense from oil properties and $80,035 in general and administrative expenses and $33,860 of stock based compensation. Overall, the Company reported a net loss of $145,544 for the three months ended March 31, 2002. and a net loss of $91,238 for the three months ending March 31,2001.


Liquidity and Capital Resources

     On March 31, 2002, the Company had $68,166 in cash, accounts receivable and marketable securities and $939,101 in total liabilities. The liabilities include $34,785 of notes payable, and $169,000 of related party notes payable. A substantial portion of the remaining current liabilities represent transaction costs of the Commonwealth acquisition and development costs of the Bedsole well in Texas. Net cash used in operating activities for the quarter ended March 31, 2002 was $49,111 compared to $61,735 for the quarter ended March 31, 2001. Net cash used in investing activities was $6,472 for the quarter ended March 31, 2002 from $2,966 for the quarter ended March 31, 2001. Net cash provided by financing activities, from the proceeds of notes payable, was $34,785 for the quarter ended March 31, 2002 compared to $55,000 for the quarter ended March 31, 2001.

Description of Property

TEXAS

  LEON COUNTY: The Company owns a 96% working interest in the Bedsole Gas Unit in Leon County, Texas. During 2001 the well was completed in the Upper Cotton Valley Sand at a depth of approximately 13,000 feet. The well has encountered operational problems and is currently producing approximately 1,000 MCF of gas monthly. Engineering reports have identified significant undeveloped reserves in the Bossier Sands that are at depths below the current production.

  PARKER COUNTY: The Company has a 50% non-operating working interest in eight wells. Four of the eight wells are currently producing gas with the remaining four wells requiring various degrees of repair and maintenance to bring back into production. The average gross monthly production is approximately 3500 MCF (1350 MCF net). During March of 2002 a new operator has begun operating these leases and the Company hopes that improved production and operational efficiencies will occur. In addition, it is believed that there are other gas producing zones that are present behind pipe that, once completed, could provide an increase in production.

  COLEMAN COUNTY: The Company has a 39% working interest in two wells. One of the wells is currently producing natural gas and the other, which has produced gas in the past, is currently awaiting maintenance activities to return it to production. The average gross monthly production from the one well is 1,850 MCF (515 MCF net). As of March 1, 2002, the Company began operating these wells and is striving to improve the operating economics.


OKLAHOMA:

  WASHINGTON COUNTY: The Company has an approximate 40% non-operating working interest in an estimated 29 wells. Of the 29 wells, approximately five wells are water injection wells. The lease produces approximately 2 barrels of oil per day. According to the operator there are a series of repair and maintenance items that are needed which should increase production. The possibility exists for the development of Coal Bed Methane production from coal seams that are believed to be present on this property.


WYOMING:

  CONVERSE, NIOBRARA AND WESTON COUNTIES: The Company along with the TMC Group, an unrelated company, has an estimated 7,000 net acres of lease land in the Powder River Basin in Wyoming. The leases are a combination of federal, state and fee-based leases of which the Company along with TMC has a 100% Working Interest in all leases with the exception of the Alkali prospect, where it owns 30%. The Company believes that this acreage holds oil production potential and is in the process of preparing a development drilling program to initiate exploration.

TENNESSEE:

  OVERTON COUNTY: The Company has a non-operating 60% Working Interest in a Joint Venture Program with Pryor Oil Company, an unrelated company, that began in 1999. The Campbell-Bilbrey #1 well is the only currently producing oil well which produces an average of approximately 6 gross barrels (3.1 net) of oil per day. In addition, there are an estimated four wells that have been drilled with gas producing potential. One of the wells has recently been connected to a gas sales line but has not produced enough gas to be sold. The gas potential is currently being evaluated.



NICARAGUAN EXPLORATION ACTIVITIES:

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


Present Activities:

As of March 1, 2002, the Company began operating the 2 wells in Coleman County, Texas. As a result, the Company will be in a better position to improve the operating economics. The Company is in the process of moving a currently owned pump unit to the Warren Thurman #2 well which should pump the water out of the wellbore and allow increased production. The Company owns a 39% working interest in this property.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         During April of 2002, Ward Construction and Cecil Magana DBA CLM Oil Production Inc. filed liens against leases in Washington County, Oklahoma referred to as the Tyler Unit in the 100% amounts of $6,917 and $9,600 respectively. The Company does not operate these properties and was not aware that the operator had not paid these claims until the Notice of Lien was received. The Company owns an approximate 40% working interest in these leases

         FESCO Ltd filed a lawsuit in the District Court of Jim Wells County, Texas against the Company on March 14, 2002 for breach of contract and to foreclose on liens filed on the Bedsole #1 well in Leon County, Texas. FESCO is seeking payment of invoices in the amount of $22,347.69 plus cost and interest.

         Baker Hughes Oilfield Operations Inc DBA Baker Oil Tools and CUDD Pumping Services filed a lawsuit in the District Court of Leon County, Texas against the Company on February 26, 2002 for breach of contract, to foreclose on liens filed, and apply for appointment of a receiver on the Bedsole #1 well in Leon County, Texas. The Baker Oil Tools claim is for $9,176.89 plus cost and interest and the CUDD Pumping Services claim is for $56,858.25 plus cost and interest.

         The total amount of liens filed against the Bedsole #1 Gas Unit is approximately $227,000 plus cost.

         The Company's intent is to settle the lawsuits and liens by potentially selling partial property rights related to existing properties and using the sales proceeds for settlement purposes. The Company does not know if any properties can be sold and, if sold, whether the sale proceeds would be sufficient to settle the claims.


Item 2. Changes in Securities.

On January 31, 2002, the Company filed a registration statement on Form SB-2 to register 31,713,872 shares of the Company's Class A Common Stock. With regard to these shares, 22,485,213 shares may be purchased by Centurion under the terms of the Equity Line Investment Agreement that was executed on November 21, 2001. See
Note 7 of the 2001 Form 10 KSB for discussion of this agreement. The remaining 9,228,659 shares are being registered by certain selling shareholders, who may sell their stock from time to time in the over-the-counter market at the prevailing market price, or in negotiated transactions. The Company will not receive any proceeds from the sale of the shares by the selling shareholders. Refer to Form SB-2/A that was filed with the SEC on January 31,2002.

Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. None

     (b) Reports on Form 8-K:

               Form 8-K was filed March 8, 2002 reporting the resignation of
                  Lorne Torjhelm and Sieg Deckert as directors.

               Form 8-K was filed March 19, 2002 (Amended March 22, 2002)
                  reporting the change in accountants from Sartain Fischbein & Company to Pickett, Chaney & McMullen LLP.

               Form 8-K was filed April 24, 2002 reporting the resignation of
                  Elliot M. Kaplan as director.

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