Form 10QSB
period 2002-06-30
EMPIRE ENERGY CORP
filed 2002-08-13
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB







                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 June 30, 2002


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


There were 22,515,401 shares of Class A common stock $.001 par value outstanding as of July 31, 2002. There were also 1,899,667 shares of Class B common stock $.001 par value and 1,899,667 shares of paired convertible Exchangeco stock outstanding as of July 31, 2002.


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

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES            June 30,2002     December 31,
CONSOLIDATED BALANCE SHEET                             (Unaudited)         2001
- ---------------------------------------------------------------------------------

ASSETS

Cash                                                  $      3,691    $     24,973
Account receivable, net                                     40,379          29,755
Accounts receivable - related parties                       25,500          16,500
Marketable securities                                        1,502             873
                                                      ------------    ------------
Total current assets                                        71,072          72,101
                                                      ------------    ------------


Oil and gas properties, using full cost accounting         923,262       8,745,450
                                                      ------------    ------------
Other Assets:
        Furniture and equipment, net of accumulated
         depreciation of $12,496 and $8,512                 27,664          31,648
        Deposits and other                                  39,176          51,144
                                                      ------------    ------------
 Total other assets                                         66,840          82,792
                                                      ------------    ------------

Total Assets                                          $  1,061,174    $  8,900,343
                                                      ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Accounts payable and accrued liabilities       $    756,039    $    691,960
       Income taxes payable                                 72,861          72,861
       Notes payable                                        34,785            --
       Notes payable - related parties                     169,000          50,000
                                                      ------------    ------------
Total current liabilities                                1,032,685         814,821
                                                      ------------    ------------

Commitments and Contingencies                                 --              --


Stockholders' Equity
       Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 22,423,469 and 20,774,829              22,423          20,775
       "Paired" convertible stock, issued and
         outstanding 1,991,599 and 3,640,239 units           1,993           3,640
       Additional paid in capital                       33,377,413      33,345,444
       Treasury stock, 750,000 shares at cost           (1,125,000)     (1,125,000)
       Accumulated other comprehensive loss                 (9,344)         (9,973)
       Accumulated deficit                             (32,238,996)    (24,149,364)
                                                      ------------    ------------
Total Stockholders' Equity                                  28,489       8,085,522
                                                      ------------    ------------

Total Liabilities and Stockholders' Equity            $  1,061,174    $  8,900,343
                                                      ============    ============


                    The accompanying notes are an integral part of these consolidated financial statements.

                                        F-1

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                             June 30,
                                                       2002            2001
                                                   ------------    ------------
Oil and gas sales                                  $     24,268    $     28,420

Expenses:
    Lease operating                                      11,464           2,867
    Production and Ad Valorem taxes                       1,282             852
    Depreciation, depletion, amortization and
      impairment                                      7,817,349       2,109,609
    Stock based compensation                             23,893           3,098
    General and administrative                          111,379         587,219
                                                   ------------    ------------
Total expenses                                        7,965,367       2,703,645
                                                   ------------    ------------
Operating loss                                       (7,941,099)     (2,675,225)

Other income (expense):
    Interest, net                                        (5,489)         (3,812)
    Other income                                          2,500            --
    Equity in net loss of investment                       --            (2,500)
    Impairment of note receivable                          --           (97,841)
                                                   ------------    ------------
Net loss before taxes                                (7,944,088)     (2,779,378)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                             (7,944,088)     (2,779,378)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.37)   $      (0.19)
                                                   ============    ============
Weighted average shares outstanding                  21,477,531      14,948,534
                                                   ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------

                                                             June 30,
                                                       2002            2001
                                                   ------------    ------------
Oil and gas sales                                  $     46,508    $     61,427

Expenses:
    Lease operating                                      40,283          10,027
    Production and Ad Valorem taxes                       2,454           1,842
    Depreciation, depletion, amortization and
      impairment                                      7,832,851       2,110,989
    Stock based compensation                             31,974          36,958
    General and administrative                          245,270         667,254
                                                   ------------    ------------
Total expenses                                        8,152,832       2,827,070
                                                   ------------    ------------
Operating loss                                       (8,106,324)     (2,765,643)

Other income (expense):
    Interest, net                                        (8,270)         (2,132)
    Other income                                         24,962            --
    Equity in net loss of investment                       --            (5,000)
    Impairment of note receivable                          --           (97,841)
                                                   ------------    ------------
Net loss before taxes                                (8,089,632)     (2,870,616)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                             (8,089,632)     (2,870,616)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.39)   $      (0.19)
                                                   ============    ============
Weighted average shares outstanding                  20,864,811      14,859,184
                                                   ============    ============


                   The accompanying notes are an integral part of these consolidated financial statements.



--------------------------------------------------------------------------------------
EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------
For The Six Months Ended June 30, 2002 and 2001
--------------------------------------------------------------------------------------

                                                                     June 30,
                                                            --------------------------
                                                               2002           2001
                                                            -----------    -----------
Cash Flows From Operating Activities:

  Net loss                                                  $(8,089,632)   $(2,870,616)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Common stock issued for expenses                             --          520,000
      Stock options issued for services                          31,974         36,957
      Depreciation, depletion, amortization and
          impairment                                          7,832,851      2,110,990
      Equity in net loss of investment                             --            5,000
      Impairment of note receivable                                --           97,841

Changes in current assets and liabilities:
      Accounts receivable                                       (10,624)         3,386
      Accounts receivable - related parties                      (9,000)          --
      Accounts payable and accrued liabilities                  183,079         27,028
                                                            -----------    -----------
Net cash used by operating activities                           (61,352)       (69,414)
                                                            -----------    -----------
Cash flows from investing activities:
      Purchase of oil and gas properties                         (6,683)      (144,052)
      Change in deposits and other assets                          --           22,174
      Proceeds from sale of available-for-sale securities          --            2,438
      Purchase of furniture and equipment                          --           (4,713)
      Cash acquired in acquisition                                 --            7,148
      Decrease in deposits and other assets                      11,968           --
                                                            -----------    -----------
Net cash provided by (used in) investing activities               5,285       (117,005)
                                                            -----------    -----------
Cash flows from financing activities:
    Proceeds from notes payable                                  38,981           --
    Payments on notes payables                                   (4,196)          --
    Proceeds from notes payable-related parties                    --          102,100
    Proceeds from issuance of common stock                         --          229,500
                                                            -----------    -----------
Net cash provided by financing activities                        34,785        331,600
                                                            -----------    -----------
Net decrease in cash                                            (21,282)       145,181
Cash, beginning of period                                        24,973         40,351
                                                            -----------    -----------
Cash, end of period                                         $     3,691    $   185,532
                                                            ===========    ===========


Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Accounts payable converted to notes payable             $    38,981    $      --
    Issuance of notes payable-related parties
       for payment of accounts payable                          119,000           --
    Assets acquired for stock and accrued cost                     --        7,828,371
    Stock issued for oil and gas properties                        --           23,124

--------------------------------------------------------------------------------------


                      The accompanying notes are an integral part of these consolidated financial statements.

                                         F-4

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2002 AND 2001

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


3. IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil & gas properties. Accordingly, all cost associated with acquisition, exploration, and development of oil & gas reserves are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties.

Based on an independent engineering reserve report as of December 31, 2001 the projected cash flows from the proved reserves, discounted at 10-percent resulted in a present value of $27,335,390. Of this amount $26,554,677 represented undeveloped proved reserves on the Bedsole Unit in Leon County, Texas. In order to develop these reserves, undiscounted estimated expenditures of $22,923,070 are required. The Company does not have the financial resources nor have they been able to attract investors to develop this property. During 2001 and 2002 the Company attempted to re-complete the Bedsole No. 1 well on this property. Major expenditures were incurred on this re-completion and the Company has not been able to pay for all the cost. As a result several liens and lawsuits have been filed against the property. In one of the lawsuits FESCO Ltd has obtained a final judgment and has received authorization from the court to have the property seized and sold. The Company has entered into a letter agreement to sell the property for an amount that will settle all the liens and lawsuits related to the property, which are estimated at approximately $139,000. The Company plans to close the sale in August 2002 and settle the claims before the foreclosure proceedings can be completed. The Company realizes that they will not be able to develop this property and therefore applied the "ceiling test", adjusted for the Bedsole reserves, and recorded an impairment expense of $7,804,076 during the quarter ended June 30,2002.

4. NOTES PAYABLE

Notes payable consist of the following:

                                                          6-30-02      12-31-01
                                                         ---------    ---------

Notes payable - related party, interest at 10%,
due 5-31-02. The note is uncollateralized
and personally guaranteed by the Company's CEO
The Company is currently in default on this note.        $  50,000    $  50,000
                                                         =========    =========

Notes payable - interest at 10%, installment
monthly payments of $3,207 through February 28,
2003. The note is uncollateralized. The Company
has not made a principal payment since March 28,
2002 and is currently in default. The default
interest rate is 18%.                                    $  34,785         --
                                                         =========    =========

Notes payable - related parties, interest
at 10%, due on demand. The notes are
uncollateralized.                                        $ 119,000         --
                                                         =========    =========

5.  STOCKHOLDERS' EQUITY

The Company recorded compensation expense of $23,893 during the second quarter of 2002, related to the options granted under the investment agreement with Centurion Private Equity, LLC. This agreement provided for re-pricing the options issued under this agreement from $0.50 to $0.08 during April of 2002. Refer to Form 10-KSB for 2001 for a description of the investment agreement. The $23,893 amount is the estimated incremental fair value of the option from the re-pricing provisions, determined utilizing the Black-Scholes pricing model, based on a weighted average risk-free interest rate of 4.00%, expected option life of 4.5 years, expected volatility of 115.8% and no expected dividend yield.

No options were exercised during the second quarter of 2002.

During the quarter ended June 30, 2002, 516,523 shares of "paired" convertible stock were converted to common stock


6. RELATED PARTY TRANSACTIONS

During the quarter ended June 30, the Company recorded the following related party transactions reflected in the accompanying Consolidated Statement of
Operations:

                                                       2002           2001
                                                     --------       --------

         Office rent expense included in
         general and administrative expense          $ (4,500)          --
                                                     ========       ========

         Interest expense on notes payable           $  4,167           $901
                                                     ========       ========

As of June 30, the Company had outstanding related party receivables (payables) as follows:

                                                       2002           2001
                                                     --------       --------

                  Accounts receivable                $ 25,500           --
                                                     ========       ========

                  Notes payable                     ($169,000)      ($50,000)
                                                     ========       ========

7. COMMITMENTS AND CONTINGENCIES

During 2002, three lawsuits have been filed against the Company to foreclose on liens filed on the Bedsole Gas Unit in Leon County, Texas. The claims on these lawsuits total approximately $125,000 plus interest and cost. There are four additional liens filed against the same property by vendors, which total approximately $102,000 plus interest and cost. The Company believes that these claims can be settled from the sales proceeds of the Bedsole Gas Unit.

During July of 2002, Lang Michener, a law firm, notified the Company that they had begun legal proceedings against the Company to collect $74,187 in fees incurred in the Commonwealth acquisition. There is also another threatened lawsuit by Grant Thornton to collect fees of approximately $33,000. The Company does not dispute the amounts claimed, and intends to settle the claims by either property sale proceeds or by the assignment of the Company's liabilities under the GSLM acquisition.
(See Note 8)


8. SUBSEQUENT EVENTS

On July 10, 2002 the Company signed a Letter Agreement to sell the Company's 50% working interest in their Parker County, Texas properties for $90,000. Closing will occur as soon as closing documents are completed.

On July 15, 2002 the Board of Directors unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All remaining assets and liabilities will be assigned to Norm Peterson, individually, the current CEO of Empire for which he will be paid a fee of $200,000 and receive 500,000 post reverse-split options at an exercise price of $10.00. The terms also provide that Norm Peterson will loan the new entity that will be assigned the Industria Oklahoma- Nicaragua, S.A., interest $200,000. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the current President of Empire, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner.

On July 15, 2002 the Company signed a Letter Agreement to sell the the Bedsole Unit and adjoining acreage in Leon County, Texas for $139,000. Closing will occur as soon as closing documents are completed. The Company owns 96% of this property.

In July 2002, Nicaraguan President Enrique Bolanos announced that he has signed legislation that allows four oil consortiums to bid on oil and gas exploration licenses in the country of Nicaragua. Empire, which owns 51% of Industria Oklahoma-Nicaragua, S.A., one of the four pre-qualified companies, is preparing to participate in the bidding round, and, if successful, the subsequent exploration activities. Empire and Industria Oklahoma-Nicaragua S.A. plan to proceed immediately to comply with government requirements to obtain a concession agreement (contract) and begin reconnaissance work in support of the exploration activities.

9. GOING CONCERN AND MANAGEMENT'S PLANS

In 2001 the Company incurred a net loss of $3,883,310 and for the six months ended June 30, 2002 the Company had an additional net loss of $8,089,632. As of June 30, 2002, current liabilities exceeded current assets by $961,613 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. Several lawsuits and liens have been filed by vendors for non-payment of invoices. Liquidity and cash flow have been adversely effected by the Commonwealth acquisition taking much longer and requiring more professional cost than was anticipated, the unanticipated poor performance of operators on the Commonwealth properties, and significant costs incurred to attempt to establish production on properties that did not generate significant cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

To address these conditions, management has taken or is in the process of taking the following actions:

     o On July 9, 2002, the Company signed a Letter of Intent to acquire Great Southern Land Minerals, Ltd. (GSLM). This transaction provides for a 1 for 10 reverse-split of the Corporation's stock and the issuance of an additional 47.5 million shares. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). GSLM owns the largest onshore petroleum license in Australia, comprised of 30,356 square kilometers, covering the entire Tasmanian Basin. GSLM is currently drilling the fifth of six stratigraphic test wells on its acreage block. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All remaining assets and liabilities will be assigned to Norm Peterson, individually, the current CEO of Empire.

     o During 2001, the Company entered into an equity financing agreement with Centurion Private Equity, LLC that is currently available for use. If the GSLM acquisition is completed and the reverse stock split is implemented the Company expects to be able to raise capital with this financing vehicle.

     o The Company is actively pursuing the sale of certain producing wells to raise capital and have entered into letter agreements to sell the Bedsole Unit in Leon County, Texas and a separate letter agreement to sell the Parker County properties. Funds from these sales would be used to pay outstanding payables. The sales have not been closed and there is no assurance that the transactions will be completed.

     o The Company does not have any bank debt. The significant current liabilities are the source of the claims against the Company's properties. The Company is currently assembling a plan to reduce the payables by proposing a reduced payoff to the vendors. Funds to support the offer are expected to come from property sales or equity financing.

     o The Company has suspended payment of employee salaries in order to reduce cash flow related to general and administrative costs. These salaries are being accrued.


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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

In 2001 the Company incurred a net loss of $3,883,310 and for the six months ended June 30, 2002 the Company had an additional net loss of $8,089,632. As of June 30, 2002, current liabilities exceeded current assets by $961,613 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. Several lawsuits and liens have been filed by vendors for non-payment of invoices. Liquidity and cash flow have been adversely effected by the Commonwealth acquisition taking much longer and requiring more professional cost than was anticipated, the unanticipated poor performance of operators on the Commonwealth properties, and significant costs incurred to attempt to establish production on properties that did not generate significant cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

To address these conditions, management has taken or is in the process of taking the following actions:

     o On July 9, 2002, the Company signed a Letter of Intent to acquire Great Southern Land Minerals, Ltd. (GSLM). This transaction provides for a 1 for 10 reverse-split of the Corporation's stock and the issuance of an additional 47.5 million shares. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). GSLM owns the largest onshore petroleum license in Australia, comprised of 30,356 square kilometers, covering the entire Tasmanian Basin. GSLM is currently drilling the fifth of six stratigraphic test wells on its acreage block. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All remaining assets and liabilities will be assigned to Norm Peterson, individually, the current CEO of Empire.

     o During 2001, the Company entered into an equity financing agreement with Centurion Private Equity, LLC that is currently available for use. If the GSLM acquisition is completed and the reverse stock split is implemented the Company expects to be able to raise capital with this financing vehicle.


     o The Company is actively pursuing the sale of certain producing wells to raise capital and have entered into letter agreements to sell the Bedsole Unit in Leon County, Texas and a separate agreement to sell the Parker County properties. Funds from these sales would be used to pay outstanding payables. The sales have not been closed and there is no assurance that the transactions will be completed.


     o The Company does not have any bank debt. The significant current liabilities are the source of the claims against the Company's properties. The Company is currently assembling a plan to reduce the payables by proposing a reduced payoff to the vendors. Funds to support the offer are expected to come from property sales or equity financing.


     o The Company has suspended payment of employee salaries in order to reduce cash flow related to general and administrative costs. These salaries are being accrued.


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

Results of Operations

During the quarter ended June 30, 2002, the Company generated $24,268 in revenue from the sale of oil and gas from its wells and incurred $11,464 in lease operating expense and $1,282 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $7,941,099 after deducting $7,817,349 of depreciation, depletion and impairment expense from oil and gas properties and $111,379 in general operating expenses and $23,893 of stock based compensation. General & administrative expenses include non-cash expenses of accrued salaries and other accruals of $80,516. During the quarter ended June 30, 2001 the Company generated $28,420 in revenue from the sale of oil from its wells and incurred $2,867 in lease operating expense and $852 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $2,675,225 after deducting $2,109,609 in depletion, depreciation and impairment expense from oil properties and $587,219 in general and administrative expenses and $3,098 of stock based compensation. Overall, the Company reported a net loss of $7,944,088 for the three months ended June 30, 2002, and a net loss of $2,779,378 for the six months ending June 30,2001.

Liquidity and Capital Resources

     On June 30, 2002, the Company had $71,072 in cash, accounts receivable and marketable securities and $1,032,685 in total liabilities. The accounts receivable includes $25,500 of related party accounts receivable. The liabilities include $34,785 of notes payable, and $169,000 of related party notes payable. A substantial portion of the remaining current liabilities represent transaction costs of the Commonwealth acquisition and development costs of the Bedsole well in Texas. Net cash used in operating activities for the six months ended June 30, 2002 was $61,352 compared to $69,414 for the six months ended June 30, 2001. Net cash provided by investing activities was $5,285 for the six months ended June 30, 2002 and net cash used by investing activities for the six months ending June 30, 2001 was $117,005. Net cash provided by financing activities,from the proceeds of notes payable, was $34,785 for the six months ended June 30, 2002 compared to $331,600 for the six months ended June 30, 2001.

Liquidity and cash flow have been adversely affected by several factors. First, the acquisition of Commonwealth took much longer and cost more (primarily due to professional costs) than anticipated. Second, the operators on the Commonwealth properties performed below an acceptable level. Finally, the Company spent significant amounts of money in the attempt to establish production on properties that did not generate significant cash flow.



Description of Property

TEXAS

  LEON COUNTY: The Company owns a 96% working interest in the Bedsole Gas Unit in Leon County, Texas. During 2001 the well was completed in the Upper Cotton Valley Sand at a depth of approximately 13,000 feet. The well has encountered numerous operational problems and is currently producing approximately 1,000 MCF of gas monthly. The Company has entered into a letter agreement to sell this property for $139,000.

  PARKER COUNTY: The Company has a 50% non-operating working interest in eight wells. Four of the eight wells are currently producing gas with the remaining four wells requiring various degrees of repair and maintenance to bring back into production. The average gross monthly production is approximately 4000 MCF (1600 MCF net). The Company has entered into a letter agreement to sell their interest in these properties for $90,000.

  COLEMAN COUNTY: The Company has a 39% working interest in two wells. One of the wells is currently producing natural gas and the other, which has produced gas in the past, is currently awaiting maintenance activities to return it to production. The average gross monthly production from the one well is 1850 MCF (515 MCF net).

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

WYOMING:

  CONVERSE, NIOBRARA AND WESTON COUNTIES: The Company along with the TMC Group, an unrelated company, has an estimated 3,000 net acres of lease land in the Powder River Basin in Wyoming. The leases are a combination of federal, state and fee-based leases of which the Company along with TMC has a 100% Working Interest in all leases with the exception of the Alkali prospect, where it owns 30%. The Company believes that this acreage holds oil production potential.

TENNESSEE:

  OVERTON COUNTY: The Company has a non-operating 60% Working Interest in a Joint Venture Program with Pryor Oil Company, an unrelated company, that began in 1999. The Campbell-Bilbrey #1 well is the only currently producing oil well which produces an average of approximately 3 gross barrels (1.5 net) of oil per day. In addition, there are an estimated four wells that have been drilled with gas producing potential. Two of the wells have recently been connected to a gas sales line but have not produced enough gas to be sold. The gas potential is currently being evaluated.

NICARAGUAN EXPLORATION ACTIVITIES:


In July 2002, Nicaraguan President Enrique Bolanos announced that he has signed legislation that allows four oil consortiums to bid on oil and gas exploration licenses in the country of Nicaragua. Empire, which owns 51% of Industria Oklahoma-Nicaragua, S.A., one of the four pre-qualified companies, is preparing to participate in the bidding round, and, if successful, the subsequent exploration activities. Empire and Industria Oklahoma-Nicaragua S.A. plan to proceed immediately to comply with government requirements to obtain a concession agreement (contract) and begin reconnaissance work in support of the exploration activities.

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


Present Activities:

As of March 1, 2002, the Company began operating the 2 wells in Coleman County, Texas. As a result, the Company is in a better position to improve the operating economics. The Company is in the process of moving a currently owned pump unit to the Warren Thurman #2 well, which should pump the water out of the wellbore and allow increased production. The Company owns a 39% working interest in this property.


Subsequent Events:

On July 10, 2002 the Company signed a Letter Agreement to sell the Company's 50% working interest in their Parker County, Texas properties for $90,000. Closing will occur as soon as closing documents are completed.

On July 15, 2002 the Board of Directors unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All remaining assets and liabilities will be assigned to Norm Peterson, individually, the current CEO of Empire for which he will be paid a fee of $200,000 and receive 500,000 post reverse-split options at an exercise price of $10.00. The terms also provide that Norm Peterson will loan the new entity that will be assigned the Industria Oklahoma- Nicaragua, S.A., interest $200,000. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the current President of Empire, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner.

On July 15, 2002 the Company signed a Letter Agreement to sell the the Bedsole Unit and adjoining acreage in Leon County, Texas for $139,000. Closing will occur as soon as closing documents are completed. The Company owns 96% of this property.

In July 2002, Nicaraguan President Enrique Bolanos announced that he has signed legislation that allows four oil consortiums to bid on oil and gas exploration licenses in the country of Nicaragua. Empire, which owns 51% of Industria Oklahoma-Nicaragua, S.A., one of the four pre-qualified companies, is preparing to participate in the bidding round, and, if successful, the subsequent exploration activities. Empire and Industria Oklahoma-Nicaragua S.A. plan to proceed immediately to comply with government requirements to obtain a concession agreement (contract) and begin reconnaissance work in support of the exploration activities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Turman Well Service filed a lawsuit in the 34th Judicial District Court of Anderson County, Texas against the Company on April 8, 2002, for wrongful conversion, breach of contract and to foreclose on liens filed against the Bedsole Gas Unit in Leon County, Texas. Turman is seeking payment of invoices in the amount of $38,839.78 plus interest and cost. The Company has entered into a letter agreement to sell the Bedsole Unit and intends to settle the suit with sale proceeds.

     CDS & Associates, LTD filed a lawsuit in the District Court of Oklahoma County, Oklahoma against the Company on July 26, 2002 to collect the claim of Garret Trucking who provided services on the Bedsole Gas Unit in Leon County, Texas during July of 2001. Garret Trucking assigned their claim against the Company to CDS & Associates, LTD. The claim is for $1,303.09 plus cost and interest. The Company will attempt to settle the suit and will be able to fund from operating cash flows given the small amount of the claim.

     Lang Michener notified the Company during July 2002, that they had commenced legal proceedings against the Company to collect $74,187 for services related to the Commonwealth acquisition in 2001. The Company has agreed to a settlement of the suit and Lang Michener has agreed to suspend legal proceedings subject to the settlement being funded by August 31,2002. The Company will either fund the settlement from property sales or with funds available from the GSLM merger. See subsequent events for a description of the GSLM merger.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits. None

     (b) Reports on Form 8-K:

               Form 8-K was filed July 15, 2002 reporting the signing of a Letter of Intent to acquire Great South Land Minerals Ltd.

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