Form 10QSB
period 2002-09-30
EMPIRE ENERGY CORP
filed 2002-11-13
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB







                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 September 30, 2002


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


There were 23,143,004 shares of Class A common stock $.001 par value outstanding as of November 12, 2002. There were also 1,412,064 shares of Class B common stock $.001 par value and 1,412,064 shares of paired convertible Exchangeco stock outstanding as of November 12, 2002.


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

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES         September 30,2002      December 31,
CONSOLIDATED BALANCE SHEET                            (Unaudited)            2001
--------------------------------------------------------------------------------------

ASSETS

Cash                                                  $      3,821       $     24,973
Accounts receivable, net                                    39,508             29,755
Accounts receivable - related parties                       30,000             16,500
Marketable securities                                          730                873
                                                      ------------       ------------
Total current assets                                        74,059             72,101
                                                      ------------       ------------


Oil and gas properties, using full cost accounting         634,644          8,745,450
                                                      ------------       ------------
Other Assets:
        Furniture and equipment, net of accumulated
         depreciation of $14,488 and $8,512                 25,672             31,648
        Deposits and other                                  39,176             51,144
                                                      ------------       ------------
 Total other assets                                         64,848             82,792
                                                      ------------       ------------

Total Assets                                          $    773,551       $  8,900,343
                                                      ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
       Accounts payable and accrued liabilities       $    571,264       $    691,960
       Income taxes payable                                 72,861             72,861
       Notes payable                                        34,785               --
       Notes payable - related parties                     171,000             50,000
                                                      ------------       ------------
Total current liabilities                                  849,910            814,821
                                                      ------------       ------------

Commitments and Contingencies                                 --                 --

Stockholders' Equity
       Common stock, authorized 50,000,000 shares
       of $.001 par value, issued and
       outstanding 23,034,939 and 20,774,829                23,035             20,775
       "Paired" convertible stock, issued and
       outstanding 1,520,129 and 3,640,239 units             1,520              3,640
       Additional paid in capital                       32,438,773         33,345,444
       Treasury stock, 750,000 shares at cost                 --           (1,125,000)
       Accumulated other comprehensive loss                (10,116)            (9,973)
       Accumulated deficit                             (32,529,571)       (24,149,364)
                                                      ------------       ------------
Total Stockholders' Equity                                 (76,359)         8,085,522
                                                      ------------       ------------

Total Liabilities and Stockholders' Equity            $    773,551       $  8,900,343
                                                      ============       ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------
For The Three Months Ended September 30, 2002 and 2001
-------------------------------------------------------------------------------

                                                           September 30,
                                                       2002            2001
                                                   ------------    ------------
Oil and gas sales                                  $     17,623    $     48,405

Expenses:
    Lease operating                                      11,171          15,981
    Production and Ad Valorem taxes                       2,067           2,762
    Depreciation, depletion, amortization and
      impairment                                         52,313          87,317
    Stock based compensation                            172,500          27,439
    General and administrative                           65,730         192,988
                                                   ------------    ------------
Total expenses                                          303,781         326,487
                                                   ------------    ------------
Operating loss                                         (286,158)       (278,082)

Other income (expense):
    Interest, net                                        (5,870)         (3,626)
    Other income                                          1,453            --
                                                   ------------    ------------
Net loss before taxes                                  (290,575)       (281,708)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                               (290,575)       (281,708)
                                                   ============    ============

Basic and diluted loss per share:                  $      (0.01)   $      (0.02)
                                                   ============    ============
Weighted average shares outstanding                  22,166,976      15,992,265
                                                   ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
-----------------------------------------------------------------------------
For The Nine Months Ended September 30, 2002 and 2001
-----------------------------------------------------------------------------

                                                        September 30,
                                                     2002            2001

                                                 ------------    ------------
Oil and gas sales                                $     64,131    $    110,766

Expenses:
    Lease operating                                    51,454          26,008
    Production and Ad Valorem taxes                     4,521           5,538
    Depreciation, depletion, amortization and
      impairment                                    7,885,164       2,198,306
    Stock based compensation                          204,474         584,397
    General and administrative                        311,000         340,242
                                                 ------------    ------------
Total expenses                                      8,456,613       3,154,491
                                                 ------------    ------------
Operating loss                                     (8,392,482)     (3,043,725)

Other income (expense):
    Interest, net                                     (14,140)         (5,758)
    Other income                                       26,415            --
    Equity in net loss of investment                     --            (5,000)
    Impairment of note receivable                        --           (97,841)
                                                 ------------    ------------
Net loss before taxes                              (8,380,207)     (3,152,324)

Provision for income taxes                               --              --
                                                 ------------    ------------
Net loss                                           (8,380,207)     (3,152,324)
                                                 ============    ============


Basic and diluted loss per share                 $      (0.39)   $      (0.21)
                                                 ============    ============

Weighted average shares outstanding                21,303,636      15,241,028
                                                 ============    ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.



--------------------------------------------------------------------------------------
EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------------
For The Nine Months Ended September 30, 2002 and 2001
--------------------------------------------------------------------------------------

                                                                     September 30,
                                                            --------------------------
                                                               2002          2001
                                                            -----------    -----------
Cash Flows From Operating Activities:

  Net loss                                                  $(8,380,207)   $(3,152,324)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Common stock issued for expenses                             --          520,000
      Treasury stock issued for services                        172,500           --
      Stock options issued for services                          31,974         64,397
      Depreciation, depletion, amortization and
          impairment                                          7,885,164      2,198,306
      Equity in net loss of investment                             --            5,000
      Impairment of note receivable                                --           97,841

Changes in current assets and liabilities:
      Accounts receivable                                        (9,753)       (28,845)
      Accounts receivable - related parties                     (13,500)          --
      Accounts payable and accrued liabilities                      298        306,322
      Accounts payable - related parties                           --           29,082
                                                            -----------    -----------
Net cash provided by (used in) by operating activities         (313,524)        39,779
                                                            -----------    -----------
Cash flows from investing activities:
      Purchase of oil and gas properties                         (3,492)      (502,242)
      Sale of oil and gas properties                            235,111
      Change in deposits and other assets                          --           22,174
      Proceeds from sale of available-for-sale securities          --            2,438
      Purchase of furniture and equipment                          --           (9,180)
      Cash acquired in acquisition                                 --            7,148
      Decrease in deposits and other assets                      11,968           --
                                                            -----------    -----------
Net cash provided by (used in) investing activities             243,587       (479,662)
                                                            -----------    -----------
Cash flows from financing activities:
      Proceeds from notes payable                                38,981           --
      Payments on notes payables                                 (4,196)          --
      Proceeds from notes payable-related parties                  --          152,100
      Proceeds from exercise of stock options                    14,000        288,500
                                                            -----------    -----------
Net cash provided by financing activities                        48,785        440,600
                                                            -----------    -----------
Net increase (decrease) in cash                                 (21,152)           717
Cash, beginning of period                                        24,973         40,351
                                                            -----------    -----------
Cash, end of period                                         $     3,821    $    41,068
                                                            ===========    ===========

 Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Accounts payable converted to notes payable             $    38,981    $      --
    Issuance of notes payable-related parties
       for payment of accounts payable                          121,000           --
    Conversion of convertible debt to common stock                 --           20,000
       including accrued interest of                              2,400
    Assets acquired for stock and accrued cost                     --        7,828,371
    Stock issued for oil and gas properties                        --           23,124


--------------------------------------------------------------------------------------
                    The accompanying notes are an integral part of
                       these consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002 AND 2001

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


3. IMPAIRMENT OF OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for oil & gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil & gas reserves are capitalized. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties.

Based on an independent engineering reserve report as of December 31, 2001 the projected cash flows from the proved reserves, discounted at 10-percent resulted in a present value of $27,335,390. Of this amount $26,554,677 represented undeveloped proved reserves on the Bedsole Unit in Leon County, Texas. In order to develop these reserves, undiscounted estimated expenditures of $22,923,070 would have been required. The Company did not have the financial resources nor were they able to attract investors to develop this property. During 2001 and 2002 the Company attempted to re-complete the Bedsole No. 1 well on this property. Major expenditures were incurred on this re-completion and the Company was not able to pay for all the cost. As a result several liens were filed against the property. In addition several lawsuits were filed by the same vendors against the Company to collect the amounts owed. In order to settle these claims the Bedsole was sold effective August 1, 2002 and the claims were settled from the sale proceeds. The capitalized property cost on the books was reduced by the proceeds of the property sale. The "ceiling test", adjusted for the reserves of the property sold, was compared to the remaining capitalized cost and an impairment expense of $7,804,076 was expensed during the quarter ended June 30,2002.

In addition, the Campbell-Bilbrey well in Overton County, Tennessee was also sold effective August 1, 2002 for $7,200. The ceiling test was again applied and an additional impairment of $41,153 was expensed during the quarter ending September 30,2002.

4. NOTES PAYABLE

Notes payable consist of the following:

                                                        9-30-02        12-31-01
                                                       ---------      ---------

Notes payable - related party, interest at 10%,
due 5-31-02. The note is uncollateralized
and personally guaranteed by the Company's CEO
The Company is currently in default on this note.      $  50,000      $  50,000
                                                       =========      =========

Notes payable - interest at 10%, installment
monthly payments of $3,207 through February 28,
2003. The note is uncollateralized. The Company
has not made a principal payment since March 28,
2002 and is currently in default. The default
interest rate is 18%.                                  $  34,785           --
                                                       =========      =========

Notes payable - related parties, interest
at 10%, due on demand. The notes are
uncollateralized.                                      $ 121,000           --
                                                       ==========     =========


5.  STOCKHOLDERS' EQUITY

During the third quarter the 750,000 shares of treasury stock that the Company held was issued to an employee as compensation for services related to the GSLM merger (See note 7). Stock compensation expense in the amount of $172,500 was recorded as the result of this transaction.

During the third quarter options on 140,000 shares were issued to our President, Bryan Ferguson, to replace options that had expired. These options were re-issued on July 15, 2002 at the current market price of $0.17 with an expiration date of December 31, 2005.

In addition, options previously issued to various consultants on 498,500 shares of stock expired during the third quarter.

Employee options for 140,000 shares with an exercise price of $0.10 were exercised during the third quarter of 2002.

During the third quarter 471,470 shares of "paired" convertible stock were converted to common stock.


6. RELATED PARTY TRANSACTIONS

During the quarter ended September 30, the Company recorded the following related party transactions reflected in the accompanying Consolidated Statement of Operations:

                                                       2002            2001
                                                    ---------       ---------

         Office rent expense included in
         general and administrative expense         $  (4,500)           --
                                                    =========       =========

         Interest expense on notes payable          $   4,310           $901
                                                    =========       =========

As of September 30, the Company had outstanding related party receivables (payables) as follows:

                                                       2002            2001
                                                    ---------       ---------

                  Accounts receivable               $  30,000            --
                                                    =========       =========

                  Notes payable                    ($ 171,000)     ($  50,000)
                                                    =========       =========

7. COMMITMENTS AND CONTINGENCIES

During the third quarter 2002 a lawsuit was filed against the Company by the Parker County Texas Appraisal District for unpaid property taxes, in the amount of $17,332 plus cost, related to the properties in Parker County, Texas. The current operator of the properties, Double Eagle Petroleum Corp., is also a named defendant. The Company is currently working with Double Eagle and the Appraisal District to allocate the taxes between the parties. The Company is also working with Double Eagle to collect operating revenues due the Company. Once these revenues are collected the Company will pay their portion of the taxes, which would be approximately $12,000. The property taxes payable have been booked and are in the accounts payable balance on the September 30, 2002 balance sheet.

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


8. GOING CONCERN AND MANAGEMENT'S PLANS

During the quarter ending September 30, 2002 the Company sold the Bedsole Unit in Leon County Texas and with the sales proceeds settled approximately $228,000 of payables. However as of September 30, 2002, current liabilities still exceed current assets by $775,851 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. There are still several lawsuits and liens outstanding that have been filed by vendors for non-payment of invoices. Liquidity and cash flow have been adversely effected by the Commonwealth acquisition in 2001 which took much longer and required more professional cost than was anticipated, the unanticipated poor performance of operators on the Commonwealth properties, and significant costs incurred to attempt to establish production on properties that did not generate significant cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     o The Company is actively pursuing the sale of producing wells to raise capital. The Bedsole Unit and the Campbell Bilbrey #1 well in Overton County, Tennessee have been sold during the third quarter ending September 30,2002 to settle vendor payables. The Company is also attempting to sell other properties and would use the sale proceeds to pay outstanding payables. There is currently no additional agreements to sell properties, and there is no assurance that properties can be sold, and if sold, there is no assurance that they can be sold for an amount that would be sufficient to settle the outstanding payables.

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



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

During the quarter ending September 30, 2002 the Company sold the Bedsole Unit in Leon County Texas and with the sales proceeds settled approximately $228,000 of payables. However as of September 30, 2002, current liabilities still exceed current assets by $775,851 and existing cash balances and available credit are not sufficient to fund the company's cash flow needs for the next year. There are still several lawsuits and liens outstanding that have been filed by vendors for non-payment of invoices. Liquidity and cash flow have been adversely effected by the 2001 Commonwealth acquisition which took much longer and required more professional cost than was anticipated, the unanticipated poor performance of operators on the Commonwealth properties, and significant costs incurred to attempt to establish production on properties that did not generate significant cash flow. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

     o The Company is actively pursuing the sale of producing wells to raise capital. The Bedsole Unit and the Campbell Bilbrey #1 well in Overton County, Tennessee have been sold during the quarter ending September 30, 2002 to settle vendor payables. The Company is also attempting to sell other properties and would use the sale proceeds to pay outstanding payables. There is currently no additional agreements to sell properties, and there is no assurance that properties can be sold, and if sold, there is no assurance that they can be sold for an amount that would be sufficient to settle the outstanding payables.

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


Results of Operations

During the quarter ended September 30, 2002, the Company generated $17,623 in revenue from the sale of oil and gas from its wells and incurred $11,171 in lease operating expense and $2,067 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $286,158 after deducting $52,313 of depreciation, depletion and impairment expense from oil and gas properties and $65,730 in general operating expenses and $172,500 of stock based compensation. General & administrative expenses include non-cash expenses of accrued salaries and other accruals of $57,641. During the quarter ended September 30, 2001 the Company generated $48,405 in revenue from the sale of oil from its wells and incurred $15,981 in lease operating expense and $2,762 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $278,082 after deducting $87,317 in depletion, depreciation and impairment expense from oil properties and $192,988 in general and administrative expenses and $27,439 of stock based compensation. Overall, the Company reported a net loss of $290,575 for the three months ended September 30, 2002, and a net loss of $281,708 for the three months ending September 30,2001.


Liquidity and Capital Resources

     On September 30, 2002, the Company had $74,059 in cash, accounts receivable and marketable securities and $849,910 in total liabilities. The accounts receivable includes $30,000 of related party accounts receivable. The liabilities include $34,785 of notes payable, and $171,000 of related party notes payable. A substantial portion of the remaining current liabilities represent transaction costs of the Commonwealth acquisition and development costs of the Bedsole well in Texas. Net cash used in operating activities for the nine months ended September 30, 2002 was $313,524 compared to cash provided by operating activities of $39,779 for the nine months ended September 30, 2001. Net cash provided by investing activities was $243,587 for the nine months ended September 30, 2002 and net cash used by investing activities for the nine months ending September 30, 2001 was $479,662. Net cash provided by financing activities was $48,785 for the nine months ended September 30, 2002 compared to $440,600 for the nine months ended September 30, 2001.

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


  COLEMAN COUNTY: The Company has a 39% working interest in two wells. During the quarter the compressor that was being leased by the prior operator was removed by the lessor due to non-payment of invoices by the prior operator. The Company is currently in the process of leasing another compressor to re-establish the production. Prior to the compressor removal the average gross monthly production from the wells was 1850 MCF (515 MCF net).

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


NICARAGUAN EXPLORATION ACTIVITIES:


In July 2002, Nicaraguan President Enrique Bolanos announced that he signed a Decree allowing pre-qualified companies to bid for an oil and gas exploration license in the country of Nicaragua. Empire, which owns 51% of Industria Oklahoma-Nicaragua, S.A., (and one of four pre-qualified companies), is preparing to participate in the bidding round, and, if successful, the subsequent exploration activities. Empire and Industria Oklahoma-Nicaragua S.A. plan to proceed immediately to comply with government requirements to obtain a concession agreement (contract) and begin reconnaissance work in support of the exploration activities.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Several lawsuits had been filed against the Company in prior periods for unpaid invoices related to cost incurred during 2001 for development of the Bedsole Unit in Leon County, Texas. The Company sold the Bedsole Unit, effective August 1,2002, and with the sale proceeds settled lawsuits with Baker Hughes Oilfield Operations, Cudd Pumping Services, Inc., Turman Well Service, Inc., and FESCO, Ltd. The liens filed against the Bedsole by Chaparral Equipment Service and PWI Rentals were also settled with the sales proceeds.

During the third quarter 2002 a lawsuit was filed against the Company by the Parker County Appraisal District for unpaid property taxes in the amount of $17,332 plus cost related to the properties in Parker County, Texas. The current operator of the properties, Double Eagle Petroleum Corp., is also a named defendant. The Company is currently working with Double Eagle and the Appraisal District to allocate the taxes between the parties. The Company is also working with Double Eagle to collect revenues due the Company. Once these revenues are collected the Company will pay their portion of the taxes which would be approximately $12,000.


Item 5. Other Information

On September 25, 2002 Bryan Ferguson resigned as President of Empire Energy. The Company has not replaced him and Norman Peterson our CEO has assumed the duties and is acting as President.


Item 6. Exhibits and Reports on Form 8-K.

     (a) Exhibits.

         10.1            GSLM Contract
         99.1            Certifications

     (b) Reports on Form 8-K:

           Form 8-K was filed July 15, 2002 reporting the signing of a Letter of Intent to acquire Great South Land Minerals Ltd.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Empire Energy Corporation

                                            By:  /s/  Norman L. Peterson
                                               --------------------------------
                                                      Norman L. Peterson
                                                      Chairman, CEO and
                                                      Principal Financial
                                                      Officer

    CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Norman Peterson, certify that:


1. I have reviewed this quarterly report on Form 10-Q of Empire Energy Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002

                                           By:  /s/  Norman L. Peterson
                                              --------------------------------
                                                     Norman L. Peterson
                                                     Chairman, CEO and
                                                     Principal Financial Officer