Form 10KSB
period 2002-12-31
EMPIRE ENERGY CORP
filed 2003-03-31
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2002

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

Securities registered under Section 12(g) of the Act:
Common Stock-Class A-50,000,000 shares authorized $.001 par value per share, 23,442,885 shares issued. Common Stock-Class B-6,750,000 shares authorized $.001 par value per share,5,763,263 shares issued

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $70,999

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 21, 2003, was $2,504,593. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 23,442,885 shares of Class A common stock $.001 par value outstanding as of March 21, 2003. There were also 1,362,183 shares of Class B common stock $.001 par value and 1,362,183 shares of paired convertible Exchangeco stock outstanding as of March 21, 2003.

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

During 2001 and 2002 the Company experienced liquidity problems related to the Commonwealth merger cost being more than expected and the cost associated with the unsuccessful attempt to establish economic production from the Bedsole No. 1 well in Leon County Texas. As a result, during 2002 the Company sold its interest in the Bedsole Unit, the Parker County, Texas properties and the Tennessee production to partially pay liabilities. The Company continues to own the Coleman County, Texas properties and the interest in the Nicaraguan project.

On July 15, 2002 the Board of Directors unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002. This agreement was amended on December 10, 2002. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will have not have liabilities in excess of $250,000 and will not be a party to any litigation. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner. On January 14, 2003 the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC. The SEC reviewed the proxy and advised the Company that we need to revise the proxy to include additional information including five years of audited GSLM financials. GSLM is in the process of completing the audit for the fifth year and the proxy will be amended upon receipt of the audited financial statements. See Note 11 of the consolidated financial statements Section 4 for additional information related to the Preliminary Proxy Statement.


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


Employees

At March 24, 2003, the Company has 3 full-time employees. In addition, the Company utilizes various consultants to support accounting, engineering, legal and other technical needs. We place substantial reliance upon the efforts and abilities of Norman Peterson, our Chief Executive Officer. The loss of Mr. Peterson's services could have a serious adverse effect on our business, operations, revenues or prospects. We do not have an employment agreement with Mr. Peterson or maintain any key man insurance on his life, and we do not intend to obtain any key man insurance for some time. All decisions with respect to the management of our Company will be made by our Company's directors and officers.


Research and Development

During fiscal years 2001 and 2002, the Company did not budget for or expend any funds for research and development.


Material Agreements:

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

In connection with the Investment Agreement, the Company issued and delivered to Centurion a warrant to purchase 1,250,000 shares of common stock. The warrant had an initial exercise price of $0.70 per share. The warrant has semi-annual reset provisions. The initial reset occurred on January 2, 2002. The exercise price shall reset to the market price (but in any event shall not be less than $0.50 per share). After the initial reset on January 1, 2002, the exercise price can be reset to less than $0.50 per share. During April of 2002 the exercise price was reset to the market price of $0.08. The reset provision provides that the exercise price can only be decreased under the reset provisions and cannot be increased. The warrants are immediately exercisable and have a term beginning on the date of issuance and ending five years thereafter.

As of March 31,2003, the Company has not put any shares to Centurion.


Item 2: Description of Property

Following is a description of the Company's producing properties and drilling prospects:


Texas:

Coleman County: The Company has a 39% working interest in two wells that were acquired in the Commonwealth acquisition. Neither well is currently producing although both have previously produced natural gas in the past. During March 2002, the Company began operating the property and at that time one of the wells was producing approximately 60 MCFD (16 MCFD net). The prior operator did not have an economic interest in the property and had not paid the compressor rental company for several months. During July of 2002, the compressor was removed by the rental company and they filed a lien against the property. The wells have not produced since then and the Company is reviewing possible alternatives to either sell the property or try to secure another compressor and re-establish production.


Wyoming:

Converse and Weston Counties: The Company has an estimated 1,900 net acres of mineral leases in the Powder River Basin in Wyoming. The Company believes that this acreage holds oil production potential but has not been able to interest investors to participate in a drilling program.


Nicaraguan Exploration Activities

The Company owns 50.5% of Industria Oklahoma-Nicaragua, S.A.("ION"), a Nicaraguan subsidiary which has been pre-qualified in that country, allowing the right to participate in the bidding process for tracts of land to be used for oil and gas exploration. During the fourth quarter of 2002, the bidding process was initiated and the CEO of ION demanded that Empire fund the bidding cost for certain tracts and the cost to drill the first well. The Company requested copies of the bid package and other related information but did not receive the data. Without this information the Company does not believe it was required to make such funding under the terms of the agreement and as a result notified the ION CEO of our position. The ION CEO continued with the bidding process and was successful on certain tracts. The Company is the majority stockholder of ION and does not believe the ION CEO had the authority to act without our approval. The Company has hired a Nicaraguan attorney to protect our interest. The Company believes that there is the possibility for commercial oil production in Nicaragua. Data suggests the presence of source rocks within the appropriate thermal window, vertical migration pathways and adequate host and cap rock structures, all necessary ingredients for an oil and gas pool. Further evidence includes the surface manifestation of this oil by virtue of the live oil seeps that Company geologists have observed on the surface in Nicaragua. Refer to Item 6 for additional information.


Oil and Gas Reserves

The Company owns a 39% working interest in two wells in Coleman County, Texas but the wells have not produced since July 2002. Since the wells have not produced in an extended period of time and the Company does not have any definite plans to re-establish production no reserves could be justified from these two wells as of December 31, 2002. All other wells that had reserves in 2001 were sold during 2002.

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

The following table shows the estimated net quantities of our proved reserves as of the dates indicated and the Estimated Future Net Revenues and Present Values attributable to total proved reserves at such dates:

                                                        2002             2001
                                                      -------          -------
         Proved Developed
         Gas (MMcf)                                       --              647
         Oil (MBls)                                       --               12
            Total (Mmcfe)                                 --              719

         Proved Undeveloped
         Gas (MMcf)                                       --           53,459
         Oil (MBls)                                       --                9
            Total (Mmcfe)                                 --           53,513


         Total Proved
         Gas (MMcf)                                       --           54,106
         Oil (MBls)                                       --               21
            Total (Mmcfe)                                 --           54,232
         Estimated Future Net Revenues (1)($000)          --          $77,510

         Present Value (1)($000)                          --          $27,336


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

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                           2002       2001
                                                          ------     ------

Barrels of oil........................................       461      4,114

Average sales price per barrel........................    $20.40     $23.12

Lease operating expense per barrel....................     $4.91      $3.52

MCFs of gas...........................................    23,865     17,957

Average sales price per MCF...........................     $2.58      $2.40

Lease operating expense per MCF.......................     $1.70      $2.55


Productive Wells

As of December 31, 2002, Empire had 2 gross and 1 net productive gas wells that were shut-in. Productive wells are producing wells and wells capable of production, including shut-in wells.


Acreage

     At December 31, 2002, Empire held developed and undeveloped acreage as set forth below:

                             DEVELOPED        UNDEVELOPED
                               ACRES             ACRES             TOTAL
                          ---------------   ---------------   ---------------
LOCATION                  GROSS      NET    GROSS     NET     GROSS      NET
--------------            ------   ------   ------   ------   ------   ------

Oil properties........       --      --      1,895    1,895    1,895    1,895

Gas properties........        80       31      --       --        80       31
                          ------   ------   ------   ------   ------   ------
Total.................        80       31    1,895    1,895    1,975    1,926
                          ======   ======   ======   ======   ======   ======

The undeveloped acreage includes 280 net acres that require annual rental payments in 2003. Management is currently evaluating this acreage to determine if these leases should be maintained.

Drilling Activities

The Company's drilling activities for the years indicated are set forth below:


                                         YEAR ENDED DECEMBER 31,
                                 --------------------------------------
                                       2002                  2001
                                 ---------------        ---------------
                                 GROSS      NET         GROSS      NET
                                 -----     -----        -----     -----
Exploratory Wells
  Productive.....................  --        --           --        --
  Dry............................  --        --           --        --
                                 -----     -----        -----     -----
Total............................  --        --           --        --



Present Activities:

The Company is currently completing the Preliminary Proxy Statement that will facilitate the merger with GSLM. See Note 11 to the consolidated financial statements for additional information.

The Company is also attempting to sell the remaining properties in Texas and Wyoming to reduce liabilities.

The Company is also currently working with a Nicaraguan attorney to assert the Company's position in the Nicaraguan project. During the fourth quarter of 2002, the bidding process for tracts of land was completed and the Industria Oklahoma-Nicaragua, S.A.("ION") was the successful bidder on certain tracts. The Company owns 50.5% of ION but our position in the project has been disputed by the ION CEO.


Delivery Commitments

During August 2001 the Company entered into a gas purchase agreement with Anadarko Energy Services Company to sell the gas production from the Bedsole #1 well in Leon County, Texas. The primary term of the agreement is two years and can be extended year to year thereafter, subject to a 30-day notice of cancellation. The gas price is an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas is delivered during the primary term of the contract the price reduction is eliminated. If the Company does not deliver 200,000 MMBTU's during the primary term the Company must pay $0.30 per MMBTU for any shortage. During 2002 the Company sold the Bedsole Unit to Carr Resources ("Carr") but Carr did not accept the liability associated with this gas contract. However, Carr is using the existing Anadarko facilities which will reduce this liability as gas is produced from the Bedsole #1 and an additional well drilled on the unit by Carr in 2002. During February of 2003 the two wells produced 19,045 MMBTU'S and the remaining required production as of February 28, 2003 is approximately 122,000 MMBTU's.



Real Estate and Facilities

The Company's executive offices are located at 7500 College Boulevard, Suite 1215, Overland Park, KS 66210. The rental payment is $4,461 per month and continues through November 30, 2003. The Company paid $52,492 and $50,311 of rent in the years ended December 31, 2002 and 2001, respectively. The Company CEO has agreed to pay Empire $1,500 per month for rent as the offices are used for his other business ventures.

The Company does not own any real estate.


Item 3. Legal Proceedings.

         During 2002 Lang Michener filed a lawsuit against the Company in the Supreme Court of British Columbia, Canada for unpaid legal services in the amount of CAN$123,517.44 related to Commonwealth merger in 2001.

         Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against the Company and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on the Company's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53.

         Moylan Construction Company filed a lawsuit in the District Court of Leon County, Texas against the Company during 2002 for breach of contract and is seeking payment of invoices incurred on the Bedsole Gas Unit in Leon County, Texas in the amount of $15,126 plus cost and interest.

         During the third quarter 2002 a lawsuit was filed against the Company by the Parker County Appraisal District for unpaid property taxes in the amount of $17,332, plus cost, related to the properties in Parker County, Texas. The current operator of the properties, Double Eagle Petroleum Corp., is also a named defendant and as co-owner in the properties is responsible for a portion of the liability.

         Grant Thornton LLP filed a Writ of Summons and Statement of Claim against Empire Exchangeco Ltd., formerly Commonwealth Energy Corp., on January 29, 2003,in the Supreme Court of British Columbia, Canada for outstanding invoices related to the Commonwealth merger in 2001 in the amount of CN$53,030.92 plus interest and cost.

     The Company's intent is to settle as many lawsuits as possible with sale proceeds from potentially selling the remaining properties. The Company has not entered into any agreements to sell the remaining properties, nor does it know if any properties can be sold and, if sold, the sale proceeds would unlikely be sufficient to settle all the claims. The Company anticipates that the remaining claims, after any property sales proceeds are used, would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed. See
Item 6 for additional GSLM information.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the 2002, through the solicitation of proxies or otherwise.


                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the Over the Counter Electronic Bulletin Board since it began trading in May 1999, under the symbol EECI.OB. The following table sets forth the high and low bid prices for the Company's common stock, by quarter for the years ended December 31, 2002 and 2001.


         Quarter Ended                       High Bid          Low Bid
         -------------                       --------          -------

         March 31, 2002                        $0.18            $0.08
         June 30, 2002                         $0.11            $0.03
         September 30, 2002                    $0.34            $0.04
         December 31, 2002                     $0.14            $0.06

         March 31, 2001                        $2.06            $0.81
         June 30, 2001                         $1.34            $0.75
         September 30, 2001                    $1.10            $0.23
         December 31, 2001                     $0.35            $0.13

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At March 21, 2003, the bid price of the Company's Class A common stock was $0.11. On such date the Company had 863 recorded stockholders of the Class A common stock and 464 recorded stockholders of the Class B Common Stock.

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



General

During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of December 31, 2002, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder. Even though the sales proceeds are used to reduce liabilities they will not be sufficient to dispose of all the liabilities.


In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15,2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner.

In order to make the corporate structure changes required to complete the GSLM merger the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC on January 14, 2003. The SEC reviewed the proxy and advised the Company that we need to revise the proxy to include additional information including five years of audited GSLM financials. GSLM is in the process of completing the audit for the fifth year and the proxy will be amended upon receipt of the audited financial statements. Once the proxy is complete and approved it will be submitted to a vote by the stockholders.

No assurances can be given that the Company will be successful in implementing these plans or completing the merger with GSLM. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Results of Operations

During the year ended December 31, 2002, the Company generated $70,999 in revenue from the sale of oil and gas and incurred $42,776 in lease operating expense. The decrease in revenues over the prior year is due to the decreased production as the result of the to sale of several properties. The Company generated an operating loss of $9,004,179 from exploration and production activities, including $8,438,832 in depletion and impairment expense, $356,151 in Company operating expenses and noncash expense from stock based compensation of $224,474. The depletion and impairment expense includes an impairment charge against the accumulated cost of the oil & gas properties of $8,404,873 since properties were sold for less than the booked cost and the remaining properties could not be assigned any reserves. As of December 31, 2002, the Company has no productive assets remaining.


During the year ended December 31, 2001, the Company generated $143,263 in revenue from the sale of oil and gas and incurred $60,326 in lease operating expense. The Company generated an operating loss of $3,746,201 from exploration and production activities, including $2,130,534 in depletion and impairment expense,$1,011,437 in Company operating expenses and noncash expense from issuing stock options of $670,910. The depletion and impairment expense includes an impairment charge against the accumulated cost of the oil & gas properties of $2,108,229 since the book cost exceeds the present value, discounted at 10%, of future projected cash flows from the properties.

Liquidity and Capital Resources

The Company has primarily financed activities to date with a total of $963,900 raised from the private placement sales of common stock and from the private placement sales of convertible subordinated debentures which have since been converted to common stock.


On December 31, 2002, the Company had $12,192 in cash, accounts receivable and marketable securities and a total of $743,388 in current liabilities, primarily related to the acquisition of Commonwealth and development cost incurred on the Bedsole #1 well in Leon County, Texas. Net cash used in operating activities for the year ended December 31, 2002 was $356,742 compared to cash provided by operating activities of $278,991 for the year ended December 31, 2001 primarily from the issuance of stock and stock options for services. Net cash provided by investing activities for the year ended December 31, 2002 was $323,581, primarily from the sale of properties. Cash used in investing activities was $740,744 for the year ended December 31, 2001 substantially from cost to develop oil & gas properties. Net cash provided by financing activities was $18,785 for the year ended December 31, 2002,compared to $446,375 for the year ended December 31, 2001, primarily from the sale of common stock.


Plans for the next 12 months are to complete the proxy for the shareholders that will make the necessary corporate structure changes that will enable the Company to complete the merger with GSLM. This merger will provide a structure to both resolve the liabilities of the Company and provide the stockholders with an opportunity to participate in the development of the potential oil and gas reserves of Tasmania.

Item 7. Financial Statements

Attached hereto and incorporated by this reference are the Company's audited consolidated financial statements as of December 31, 2002 and for the years ended December 31, 2002 and 2001.


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


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of the Company and their ages are as follows:

   Name                           Age           Position
   ----                           ---           --------

  Norman L. Peterson              63            Chief Executive Officer,
                                                Acting President,
                                                Treasurer, Chairman of the Board

  Bryan S. Ferguson               40            President     (See Note A)

  John Garrison                   50            Director

  John R. Dixon                   69            Director

  Elliott M. Kaplan               51            Director      (See Note B)

  John L. Hersma                  55            Director

  Lorne Torhjelm                  57            Director      (See Note C)

  Sieg Deckert                    66            Director      (See Note D)



         Note A: Bryan Ferguson resigned on September 25, 2002 Note B: Elliot Kaplan resigned on April 9, 2002
         Note C: Lorne Torhjelm resigned on February 22, 2002 Note D: Sieg Deckert resigned on February 25, 2002


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

Bryan Ferguson was named President of the Company from January 2001 until his resignation on September 25, 2002. He is a Registered Professional Geologist who received a Bachelor of Science Degree in Geology from Emporia State University in 1984. He has over 15 years of experience in prospect evaluation, prospect generation, assessment and management in the oil field and engineering consulting industry. He began his professional career as a well-site geologist based in western Colorado in the mid 1980's and for a period of approximately 10 years served as a project manager in environmental engineering for IT Corporation, an engineering and consulting company. He left IT Corporation in 1999 to join the management of the Company as Executive Vice President. His work experience includes electric log interpretation, cuttings interpretation, geological and geophysical data interpretation, ranking and high-grading of prospects for formulation of exploration strategy, basin analysis, risk assessment, ultimate potential and economic analyses, seismic interpretation, basin modeling, stratigraphic trap modeling, evaluation of structural relief prospects, near-surface static and velocity problems, surface topographic interpretation, market analyses, research, economic evaluation, AFE preparation and industry forecast modeling.

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

John R. Dixon has been a director of the Company since April 1999. He received a degree from the University of Kentucky in 1958 in electrical engineering. He has worked in the public utility industry and as a consultant to private industry regarding rate analysis, service-contract negotiations and related functions. He founded two consulting firms and served as director on several publicly traded companies. Mr. Dixon served as President of Synergy,Inc. from 1978 to 1982 and from 1982 to 1988 he served as CEO of HSD, Inc., a consulting, engineering and construction management firm. Since 1988, Mr. Dixon has acted as a private consultant to three private clients of HSD, Inc. and as a consultant to the public corporation that purchased HSD, Inc.



Elliot M. Kaplan was a director of the Company from 1999 until his resignation on April 9, 2002. He is a practicing attorney and an officer and director of Daniels & Kaplan, P.C., Attorneys at Law where he has been employed since 1994.
Mr. Kaplan received his Bachelor of Arts Degree from Antioch University in 1978 and received both Juris Doctor and Master of Business Administration degrees from Whittier College in 1982. Mr. Kaplan is a member of the American Bar
Association, the Missouri Bar, and the District of Columbia Bar.

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


                                                                       Long Term Compensation
                                                                       ----------------------
                                        Annual Compensation                    Awards          Payouts
                                 ---------------------------------     ----------------------  -------
   (a)                 (b)        (c)          (d)          (e)          (f)          (g)       (h)         (i)
                                                            Other     Restricted
Name and                                                   Annual       Stock     Options/      LTIP     All Other
Principal                                                  Compen-     Award(s)    Payouts                Compen-
Position              Year      Salary($)    Bonus($)     sation($)       $        SARs(#)       ($)      sation($)
--------             ------     --------     --------     --------     -------     -------     -------     -------
Norman Peterson       2002       96,000          0           0            0           0           0           0
Chief                 2001       48,000          0           0            0           0           0           0
Executive             2000           0           0           0            0           0           0           0
Officer




Options/SAR Exercises and Holdings

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2002.



 Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values:

                          (a)           (b)                (c)              (d)                          (e)
                                                    Number of Securities                                Value of
                        Shares                     Underlying Unexercised                       Unexercised-in-the-Money
                       Acquired        Value         Options/SARs at FY                             Options/SARs tFY
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


There are no employment agreements between the Company and its executive officer.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of the Company's common stock as of March 21, 2003 for (a) each person known to the Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned
"MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                   Amount and Nature     Percent
                                                          of               of
Name and Address                 Title          Beneficial Ownership(1)   Class
-----------------                -----          -----------------------   -----

Norman L. Peterson            Chief Executive          477,500(2)          1.7
4001 W. 104th Terrace         Officer, Treasurer       Direct and
Overland Park, KS 66210       and Chairman             Indirect

John C. Garrison              Director                 222,875              *
7211 High Drive                                        Direct
Prairie Village, KS  66208

John R. Dixon                 Director                 155,000              *
9919 High Drive                                        Direct
Leawood, KS 66206

John L. Hersma                Director                 252,500              *
13113 Cedar                                            Direct
Leawood, KS 66209

All officers and directors
as a group                                           1,045,375              4.5

P&S Investment Management In                         2,888,087(3)          12.3
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


(2) Includes 412,500 shares held in the name of Ivalynn Peterson, Mr. Peterson's wife, and options to acquire 62,500 shares which may be exercised within the next 60 days. Excludes 2,888,087 shares held by P&S Investment Management Inc. Mr. Peterson has no ownership interest in P&S Investment Management Inc.


(3) Norman L. Peterson has no ownership interest in P&S Investment Management Inc. and disclaims any beneficial interest in the shares owned thereby. Mr. Peterson was the president of the predecessor Company, Peterson and Sons Holding Company, until his resignation in December 2000 and may, pursuant to such office, have been deemed to have had voting control of such shares.

There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.



Item 12. Certain Relationships and Related Transactions.


On July 15, 2002 the Company's President, Bryan S. Ferguson, was issued the 750,000 shares of stock held by the Company as Treasury Stock. The stock was valued at $172,500 based on a market price of $0.23. Mr. Ferguson resigned as of September 25, 2002.

On July 12, 2002 the Company's President, Bryan S. Ferguson, was granted options to purchase 140,000 shares of common stock at a price of $0.17 per share and the options were fully vested as of the grant date. Mr. Ferguson resigned as of September 25, 2002 and per the terms of the Stock Option Plan the options expired three months after his termination date.

During 2002, P&S Investment Management Inc. paid Company invoices in the amount of $115,395 and as a result the Company owes P&S Investment Management Inc. $115,395. The Company has accrued interest of $10,637 as of December 31, 2002 related to this note.

In December 2001, the Company issued 811,613 shares valued at $0.15 to P&S Investment Management Inc. in payment of notes in the amount of $114,600 and accrued interest of $7,142.

In July 2001, the Company borrowed $50,000 from Director, John Dixon, on a six month Note with an interest rate of 10% and the issuance of 7,500 shares of common stock. In January 2002, the note was extended for an additional three months. Mr. Peterson, CEO, has guaranteed this note. The note is in default as of December 31, 2002. During December 2002 the Company made a principal payment to Mr. Dixon of $30,000 reducing the loan balance to $20,000. The Company has accrued interest of $3,395 as of December 31, 2002 related to this note.

In June 2001, the Company borrowed $90,000 from P&S Investment Management, Inc., a major stockholder. The promissory note was satisfied with stock in December, 2001.

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



Item 13. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

               3.01     Articles of Incorporation (1)

               3.02     Bylaws (1)

           10.01-10.18  Material Contracts (1)

               16.0     Letter on change in certifying accountant (1)

               23.1     Consent of Pickett, Chaney & McMullen LLP

               99.1      Certification of Norman Peterson


          (1) These documents and related exhibit have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.


     (b) Form SB-2/A was filed on January 31,2002 registering additional Shares of Common Stock.

Item 14. Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in this report is recorded, processed, accumulated and communicated to our management, including our chief executive officer and our chief financial officer, to allow timely decisions regarding the required disclosures. Within 90 days prior to the filing date of this report, our management, with the participation of our chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of the design and operation of these disclosure controls and procedures. Our chief executive officer and chief financial officer concluded, as of fifteen days prior to the filing date of this report, that these disclosure controls and procedures are effective.

Changes in internal controls.

Subsequent to the date of the above evaluation, we made no significant changes in our internal controls or in other factors that could significantly affect these controls, nor did we take any corrective action, as the evaluation revealed no significant deficiencies or material weaknesses.

                   EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
                                TABLE OF CONTENTS



Independent Auditors' Report                                     F-1

Consolidated Balance Sheet                                       F-2

Consolidated Statements of Operations                            F-3

Consolidated Statements of Stockholders' Equity (Deficit)        F-4

Consolidated Statements of Cash Flows                            F-6

Notes to Consolidated Financial Statements                       F-7 to F-20

All financial statement schedules are omitted, as the required information is inapplicable, or the information is presented in the financial statements or related notes.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and
Stockholders of Empire Energy Corporation
Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Empire Energy Corporation as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our report.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the following conditions raise substantial doubt about its ability to continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred substantial operating losses in 2002 and 2001, has a working capital deficit at December 31, 2002, existing cash balances and available credit are not sufficient to fund the Company's cash flow needs for the next year, and at December 31, 2002, the Company had no productive assets. Further, as discussed in Note 6 to the consolidated financial statements, several lawsuits have been filed against the Company for nonpayment of amounts owed, and there is little likelihood that these amounts can be satisfied with existing assets.

Because of the significance of the uncertainties described in the preceding paragraphs, we are unable to express, and we do not express, an opinion on the financial statements referred to in the first paragraph.



/s/  Pickett, Chaney & McMullen LLP
-----------------------------------
     Pickett, Chaney & McMullen LLP


Pickett, Chaney & McMullen LLP
Overland Park, Kansas
March 26, 2003

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------
December 31, 2002
--------------------------------------------------------------------------------
ASSETS

Cash                                                               $     10,597
Account receivable                                                          138
Marketable securities                                                     1,457
                                                                   ------------

Total current assets                                                     12,192
                                                                   ------------

Oil and gas properties, using full cost accounting                         --
                                                                   ------------

Other Assets:
    Furniture and equipment, net of
     accumulated depreciation of $16,480                                 23,680
    Deposits and other                                                   34,176
                                                                   ------------

Total other assets                                                       57,856
                                                                   ------------

Total assets                                                       $     70,048
                                                                   ============


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities:
     Accounts payable and accrued liabilities                      $    534,847
     Income taxes payable                                                72,861
     Note payable                                                        34,785
     Notes payable - related party                                      100,895
                                                                   ------------
Total current liabilities                                               743,388
                                                                   ------------

Commitments and Contingencies                                              --


Stockholders' Equity(Deficit)
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 23,427,052                                          23,427
     "Paired" convertible stock, 1,378,016 units
         issued and outstanding                                           1,378
     Additional paid in capital                                      32,458,523
     Accumulated other comprehensive loss                                (9,389)
     Accumulated deficit                                            (33,147,279)
                                                                   ------------

Total stockholders' equity(deficit)                                    (673,340)
                                                                   ------------

Total liabilities and stockholders' equity(deficit)                $     70,048
                                                                   ============


               Theaccompanying notes are an integral part of these
                       consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------
For The Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                            December 31,
                                                   ----------------------------
                                                       2002            2001
                                                   ------------    ------------

Oil and gas sales                                  $     70,999    $    143,263

Expenses:
    Lease operating                                      42,776          60,326
    Production and Ad Valorem Taxes                       4,977          10,209
    Depreciation, depletion, amortization and
      impairment                                      8,446,800       2,136,582
    Stock based compensation                            224,474         670,910
    General and administrative                          356,151       1,011,437
                                                   ------------    ------------
       Total expenses                                 9,075,178       3,889,464
                                                   ------------    ------------
Operating loss                                       (9,004,179)     (3,746,201)


Other income                                             26,415            --

Other expense:
    Interest expense                                    (20,151)        (12,846)
    Equity in net loss of investment                       --           (26,422)
    Impairment of note receivable                          --           (97,841)
                                                   ------------    ------------

       Total other expense                              (20,151)       (137,109)
                                                   ------------    ------------

    Loss from continuing operations                  (8,997,915)     (3,883,310)
                                                   ============    ============


Basic and diluted loss per common share:

  Loss from continuing operations                         (0.41)          (0.25)
                                                   ============    ============

Weighted average shares outstanding                  21,790,636      15,702,983
                                                   ============    ============


               Theaccompanying notes are an integral part of these
                       consolidated financial statements.



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Continued)
--------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------------------------------------------



                                              Common Stock-Class A         Common Stock-Class B          Additional
                                          ---------------------------   ----------------------------       Paid-In
                                             Shares         Amount         Shares          Amount          Capital
                                          ------------   ------------   ------------    ------------    ------------
Balance at January 1, 2001                  15,496,062   $     15,496                                   $ 23,572,387

Exercise of options                          1,034,335          1,034                                        399,216

Exercise of warrants                            60,001             60                                          8,940

Issuance of options to
non-employees                                                                                                412,979

Issuance of warrants                                                                                         380,891

Issuance of shares to acquire properties        60,000             60                                         25,543

Issuance of shares to pay expenses           1,801,994          1,803                                        832,678

Issuance of shares related to the
 Commonwealth Acquisition                      177,000            177   $  5,763,276    $      5,763       7,690,432

Conversion of debt to common shares             22,400             22                                         22,378

Mark Marketable Securities to Market

Conversion of Class B stock into
 Class A stock                               2,123,037          2,123     (2,123,037)         (2,123)

Net loss
                                          ------------   ------------   ------------    ------------    ------------

Total Comprehensive loss


Balance at December 31, 2001                20,774,829         20,775      3,640,239           3,640      33,345,444




Exercise of options                            140,000            140                                         13,860

Issuance of shares to pay expenses             250,000            250                                         19,750

Issuance of treasury stock to employee                                                                      (952,500)

Contractual pricing adjustment of warrants                                                                    31,969

Mark Marketable Securities to Market

Conversion of Class B stock into
 Class A stock                               2,262,223          2,262     (2,262,223)         (2,262)

Net loss
                                          ------------   ------------   ------------    ------------    ------------

Total Comprehensive loss


Balance at December 31, 2002                23,427,052   $     23,427      1,378,016    $      1,378    $ 32,458,523
                                          ============   ============   ============    ============    ============

                                                                                                         (Continued)


                                        The accompanying notes are an integral
                                   part of these consolidated financial statements.

                                                          F-4



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) (Concluded)
------------------------------------------------------------------------------------------------------------------------------
For The Years Ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------


                                                               Accumulated                          Total
                                                                  Other                         Stockholders'
                                              Accumulated     Comprehensive      Treasury          Equity        Comprehensive
                                                Deficit       Income (Loss)        Stock          (Deficit)      Income (Loss)
                                             -------------    -------------    -------------    -------------    -------------
Balance at January 1, 2001                   $ (20,266,054)   $      (8,451)   $  (1,125,000)   $   2,188,378

Exercise of options                                                                                   400,250

Exercise of warrants                                                                                    9,000

Issuance of options to non-employees                                                                  412,979

Issuance of warrants                                                                                  380,891

Issuance of shares to acquire properties                                                               25,603

Issuance of shares to pay expenses                                                                    834,481

Issuance of shares related to the
 Commonwealth Acquisition                                                                           7,696,372

Conversion of debt to common shares                                                                    22,400

Mark Marketable Securities to Market                                 (1,522)                           (1,522)          (1,522)

Conversion of Class B stock into
 Class A stock

Net loss                                        (3,883,310)                                        (3,883,310)      (3,883,310)
                                             -------------    -------------    -------------    -------------    -------------

Total Comprehensive loss                                                                                         $  (3,884,832)
                                                                                                                 =============

Balance at December 31, 2001                   (24,149,364)          (9,973)      (1,125,000)       8,085,522


Exercise of options                                                                                    14,000

Issuance of shares to pay expenses                                                                     20,000

Issuance of treasury stock to employee                                             1,125,000          172,500

Contractual pricing adjustment of warrants                                                             31,969

Mark Marketable Securities to Market                                    584                               584              584

Conversion of Class B stock into
 Class A stock

Net loss                                        (8,997,915)                                        (8,997,915)      (8,997,915)
                                             -------------    -------------    -------------    -------------    -------------

Total Comprehensive loss                                                                                         $  (8,997,331)
                                                                                                                 =============

Balance at December 31, 2002                 $ (33,147,279)   $      (9,389)            --      $    (673,340)
                                             =============    =============    =============    =============


                                            The accompanying notes are an integral
                                       part of these consolidated financial statements.

                                                              F-5



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------
For The Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                    December 31,
                                                      --------------------------
                                                          2002            2001
                                                      -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                            $(8,997,915)   $(3,883,310)

  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Common stock issued for services                     20,000        800,356
      Stock options issued for services                    31,974        670,910
      Treasury stock issued for services                  172,500           --
      Depreciation, depletion, amortization and
          impairment                                    8,446,800      2,136,582
      Equity in net loss of investment                       --            5,000
      Impairment of Note Receivable                          --           97,841

  Changes in current assets and liabilities,
      Accounts receivable                                  29,617        (36,580)
      Accounts payable & accrued liabilities              (59,718)       488,192
                                                      -----------    -----------

Net cash provided by (used in) operating activities      (356,742)       278,991
                                                      -----------    -----------

Cash Flows From Investing Activities:
      Purchase of oil and gas properties                   (3,492)      (721,571)
      Sale of oil & gas properties                        310,105           --
      Change in deposits and other assets                  16,968        (24,795)
      Proceeds from sale of available-for-sale
        securities                                           --            2,438
      Cash acquired in acquisitions                          --            7,148
      Purchase of furniture and equipment                    --           (3,964)
                                                      -----------    -----------

Net cash provided by (used in) investing activities       323,581       (740,744)
                                                      -----------    -----------
Cash Flows From Financing Activities:
      Proceeds from notes payable                          38,981           --
      Proceeds from notes payable - related                  --           50,000
      Payments on notes payable                            (4,196)          --
      Payments on notes payable - related parties         (30,000)       (12,500)
      Proceeds from issuance of common stock               14,000        408,875
                                                      -----------    -----------
Net cash provided by financing activities                  18,785        446,375
                                                      -----------    -----------
Net increase(decrease) in cash                            (14,376)       (15,378)
Cash, beginning of year                                    24,973         40,351
                                                      -----------    -----------

Cash, end of year                                     $    10,597    $    24,973
                                                      ===========    ===========



Supplemental Disclosure of Cash Flow Information:
    Income taxes paid                                 $      --      $      --
    Interest paid                                          21,544         16,395

Supplemental Disclosure Of Non-Cash Investing And
 Financing Activities:
    Conversion of convertible debt to common stock    $      --      $    20,000
        including accrued interest                           --            2,400
    Assets acquired for stock and warrants                   --        7,828,371
    Stock issued for oil and gas properties                  --           25,604
    Stock issued for related party note                      --          114,600
        including accrued interest                           --            7,142

    Issuance of notes payable - related parties
        for payment of accounts payable                   115,395           --


                   The accompanying notes are an integral part of these consolidated financial statements.

                                       F-6

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2002 AND 2001
--------------------------------------------------------------------------------


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION AND BASIS OF PRESENTATION: Empire Energy Corporation (formerly Medivest, Inc.) (the "Company") was incorporated in the State of Utah on November 10, 1983 and was involuntarily dissolved on May 1, 1991, for failure to file its annual report. On March 21, 1995 (inception) the Corporate charter was reinstated and the company was in the development stage until June 2001, the effective date of the commonwealth acquisition.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Empire Energy Corporation and its wholly owned subsidiaries Empire Exchangeco Ltd., Commonwealth Energy (USA), Blue Mountain Resources, and Alberta 638260. All significant intercompany balances and transactions have been eliminated in consolidation.

NATURE OF BUSINESS: Empire commenced commercial activity in the oil and gas industry on May 17, 1999. The primary prospect, at inception, was the opportunity presented in the country of Nicaragua. In the interim, the company began participating in an exploration program in Tennessee in 1999 and has continued to participate in this area. During 2001 and 2000, the Company acquired additional production and/or prospects in Texas, Oklahoma and Wyoming. During 2002 the Company sold most of the oil and gas properties and entered into an agreement to acquire the Great South Land Minerals, Ltd ("GSLM"), a Hobart, Tasmania (Australia) company. Under the terms of the merger agreement 95% of the post merger Empire stock will be held by the stockholders of GSLM and a new Board of Directors consisting of representatives of GSLM will be elected. The main focus of GSLM is to develop the potential oil and gas reserves of Tasmania.

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

The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties. In 2002 and 2001, the Company recorded an impairment expense of $8,404,873 and $2,108,229, respectively, to write-off costs of completed wells to the extent that those costs exceed the "ceiling test".

Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income.

Abandonment's of properties are accounted for as adjustments of capitalized costs with no loss recognized to the extent that the properties were producing. Non-producing properties not subject to amortization are charged to expense when abandoned.

CAPITALIZED INTEREST: The Company intends to capitalize interest on expenditures made in connection with exploration and development projects that are not subject to current amortization. Interest will be capitalized only for the period that activities are in progress to bring these projects to their intended use. No interest costs have been capitalized in 2002 or 2001.

IMPAIRMENT OF LONG-LIVED ASSETS: The Company reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS: The carrying amount of financial instruments including cash, accounts receivable, accounts payable, accrued expenses, and notes payable-related parties approximated fair value as of December 31, 2002, because of the relatively short maturity of these instruments.

BUSINESS SEGMENTS: The Company currently operates in one segment, oil and gas exploration and production, based on the way management makes decisions, allocates resources and assesses performance. The Company does not maintain fixed assets located outside of the United States, nor has any revenue recognized in 2002 or 2001 been derived from foreign sources.

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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" and in August 2001 issued SFAS no. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. The statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and amends the accounting and reporting provisions of APB Opinion No. 30 related to the disposal of a segment of a business. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001.

FAS No.145 "Rescission of FASB Statements No. 4,44,and 64, Amendment of FASB Statement No. 13. and Technical Corrections" was issued on April 2002, and is effective for financial statements issued on or after May 15,2002.

FAS No. 146 "Accounting for the Costs Associated with Exit or Disposal Activities" was issued in June 2002, and is effective for exit or disposal activities initiated after December 31, 2002. FAS No. 146 addresses the financial accounting and reporting for cost associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain Costs Incurred in a Restructuring)."

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
                                                          ===========

3. INVESTMENT IN AND ADVANCES TO AFFILIATE

In 2001, the Company had a $100,000 demand note receivable from a real estate entity in which the Company has a 39% ownership interest. The note accrued interest at 10% and was due on demand. Since the Company accounted for its investment under the equity method, operating losses incurred by this entity reduced the book value of the note. During 2001, management determined that the note was not collectable and recorded an impairment of the remainder of the note balance and accrued interest of $97,841.



4. NOTE PAYABLE

Notes payable consist of the following at December 31:

                                                        2002            2001
                                                      ---------      ---------


Notes payable - interest at 10%, installment
monthly payments of $3,207 through February 28,
2003. The note is uncollateralized. The Company
has not made a principal payment since March 28,
2002 and is currently in default. The default
interest rate is 18%.                                 $  34,785           --
                                                      =========      =========


Notes payable - related party, interest at 10%,
due 5-31-02. The note is uncollateralized
and personally guaranteed by the Company's CEO
The Company is currently in default on this note.     $  20,000      $  50,000
                                                      =========      =========



Notes payable - related parties, interest
at 10%, due on demand. The notes are
uncollateralized.                                     $  80,895           --
                                                      =========      =========






5. INCOME TAXES

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

Components of the net deferred tax asset at December 31, 2002 are as follows:

          Deferred Tax Asset:
                Net operating loss carryforward            $ 496,000
                Impairment of fixed assets and inventory   1,619,000
                Other                                         (3,000)
                Less valuation allowance                  (2,112,000)
                                                           ---------

          Net Deferred Tax Asset                           $    --
                                                           =========



The provision for income taxes is as follows:

                                                  Year Ended December 31,
                                             ---------------------------------
                                               2002                    2001
                                             ---------               ---------

                           Current           $    -                  $     -
                           Deferred               -                        -
                                             ---------               ---------

                                             $    -                  $     -
                                             =========               =========

At December 31, 2002, the Company had a net operating loss carryforward available for Federal income tax purposes of approximately $6,757,000. Because of tax rules relating to changes in corporate ownership, the utilization by the Company of these benefit carryforwards in reducing its tax liability may be restricted. The amounts of operating loss carryforwards expire in varying amounts through 2022. Due to the uncertainty of realization and the annual restriction discussed above, a deferred tax asset valuation allowance has been provided. The valuation allowance increased $1,350,000 and $520,000, respectively during 2002 and 2001 related to the increase in the net operating losses and other deferred tax assets.


The following is a reconciliation of the U.S. statutory tax rate to the Company's effective rate for the years ended December 31, 2002 and 2001:


                                 Year Ended December 31,
                                 ----------------------

                                    2002         2001
                                  --------     --------

    Statutory rate                   15.0%        15.0%
    Net operating losses            (15.0%)      (15.0%)
                                  --------     --------
    Company's effective rate           - %          - %
                                  ========     ========


When the Company acquired Commonwealth Energy in 2001, one of Commonwealth's wholly owned Canadian subsidiaries, Alberta 638260, had an income tax liability from the 2000 tax year in the approximate amount of US$31,000, and an estimated liability for the tax year 2001 in the approximate amount of US$42,000. Both amounts remain unpaid. Alberta 638260 has no assets or other liabilities as of December 31,2002.


6. COMMITMENTS AND CONTINGENCIES

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

In connection with the Investment Agreement, the Company issued and delivered to Centurion a warrant to purchase 1,250,000 shares of common stock. The warrant had an initial exercise price of $0.70 per share. The warrant has semi-annual reset provisions. The initial reset occurred on January 2, 2002. The exercise price shall reset to the market price (but in any event shall not be less than $0.50 per share). After the initial reset on January 1, 2002, the exercise price can be reset to less than $0.50 per share. The reset provision provides that the exercise price can only be decreased under the reset provisions and cannot be increased. On October 15,2002, the warrants reset to a price of $0.08 per share. This resulted in an additional expense of $31,969 recorded in 2002. The warrants are fully exercisable at the date the S-B/2 registration statement was filed and have a term beginning on the date of issuance and ending five years thereafter. As of March 26,2003 the Company has not put any shares to Centurion. The Warrants were originally valued at approximately $185,000 using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.70, expected life of 5 years, estimated volatility of 116.5% and a risk-free rate of 4.5%. These warrants may be subject to modification accounting in the future if the exercise price resets.

During September, 2001, the Company entered into an agreement with The Investor Relations Group Inc. for a corporate communications program. The monthly cost was $7,500 which for the first three months required a monthly cash payment of $3,750 and the issuance of stock for the balance. Thereafter, the contract required a $7,500 monthly fee for the remainder of the one-year term. There was 51,786 shares issued under this agreement. The agreement also required the issuance of 150,000 warrants priced at $0.70 with a five year term. Management terminated this agreement without any termination cost during 2001. The Company owes a balance of $5,510 to The Investor Relations Group Inc., which is included in accounts payable.

During August 2001 the Company entered into a gas purchase agreement with Anadarko Energy Services Company to sell the gas production from the Bedsole #1 well in Leon County, Texas. The primary term of the agreement is two years and can be extended year to year thereafter, subject to a 30 day notice of cancellation. The gas price is an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas is delivered during the primary term of the contract the price reduction is eliminated. If the Company does not deliver 200,000 MMBTU's during the primary term the Company must pay $0.30 per MMBTU for any shortage. The property was sold to Carr Resources in August 2002 but The potential liability from the gas contract remains with the Company. Carr drilled an additional productive well on the unit in September 2002, which will reduce the required production. From August, 2001 through February, 2003, both wells have a combined production of 77,744 MMBTU's.

In addition, the Company acquired a 51% interest in the Industria Oklahoma-Nicaragua, S.A. ("ION"), a Nicaraguan subsidiary, which has been pre-qualified in that country to bid on oil and gas concessions. The Company also entered into a related participation agreement in which the Company agreed to pay for various expenses including two-thirds of well costs up to $1,000,000. During 2002, bidding for certain tracts was successful by ION but our ownership participation is in dispute. During 2002 and 2001, the Company expensed approximately $1,500 and $35,000, respectively of costs associated with pursuing the concessions.

Several lawsuits were filed against the Company during 2002.

Lang Michener filed a lawsuit against the Company during 2002 in the Supreme Court of British Columbia, Canada for unpaid legal services in the amount of CAN$123,517.44 related to the Commonwealth merger in 2001. Lang Michener has obtained a judgment against the Company for the amount due.

Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against the Company and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on the Company's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53.

Moylan Construction Company filed a lawsuit in the District Court of Leon County, Texas against the Company during 2002 for breach of contract and is seeking payment of invoices incurred on the Bedsole Gas Unit in Leon County, Texas in the amount of $15,126 plus cost and interest.

During the third quarter 2002, a lawsuit was filed against the Company by the Parker County Appraisal District for unpaid property taxes in the amount of $17,332, plus cost, related to the properties in Parker County, Texas. The current operator of the properties, Double Eagle Petroleum Corp., is also a named defendant and as co-owner in the properties is responsible for a portion of the liability.

Grant Thornton LLP filed a Writ of Summons and Statement of Claim against Empire Exchangeco Ltd., formerly Commonwealth Energy Corp., on January 29, 2003,in the Supreme Court of British Columbia, Canada for outstanding invoices related to the Commonwealth merger in 2001 in the amount of CN$53,030.92 plus interest and cost.

     The Company's intent is to settle as many lawsuits as possible with sale proceeds from potentially selling the remaining properties. The Company has not entered into any agreements to sell the remaining properties, nor does it know if any properties can be sold and, if sold, the sale proceeds would unlikely be sufficient to settle all the claims. The Company anticipates that the remaining claims, after any property sales proceeds are used, would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed.

7. OPERATING LEASES

In the fourth quarter of 2000, the Company entered into a three-year office lease with an unrelated third party. The rental payment is $4,519 per month and continues through November 30, 2003. The Company paid $52,492 of rent in 2002.


Minimum lease payments under non-cancelable operating leases are as follows:

             Year Ending December 31
             -----------------------


                      2003                                     47,850




8. RELATED PARTY TRANSACTIONS


During the years ended December 31, 2002 and 2001, the Company recorded the following related party transactions reflected in the accompanying Consolidated Statement of Operations:

                                                       2002            2001
                                                     --------        --------
         Stock based compensation included in
         general and administrative expense              --          $505,500
                                                     ========        ========

         Interest expense on notes payable            $15,485           7,142
                                                     ========        ========



During the years ended December 31, 2002 and 2001 the Company had outstanding related party receivables (payables) as follows:

                                                       2002            2001
                                                     --------        --------
                  Accounts receivable                   --           $ 16,500
                                                     ========        ========

                  Note payable                      ($100,895)       ($50,000)
                                                     ========        ========

                  Accounts payable                    ($6,325)       ($ 6,325)
                                                     ========        ========




9. STOCKHOLDERS' EQUITY


In November 2002, the Company issued 250,000 shares of common stock to an unrelated consultant for services performed. The shares were valued at the fair value of the stock at the date the services were completed of $0.08 per share, or $20,000.

In July 2002, the Company issued 750,000 shares of treasury common stock to the Company's President,Bryan Ferguson, for services performed. The shares were valued at the fair value of the stock at the date of grant of $0.23 per share, or $172,500 as compensation.

In 2002, additional expense of $31,969 was recorded relative to the re-pricing of the Centurian warrants as discussed in Note 6.

During December 2001, the Company issued 811,613 shares of common stock to P&S Investment Management Inc., a related party, to retire notes of $114,600 and accrued interest of $7,142.

During December 2001, the Company issued 320,000 shares valued at $48,000 of common stock to the CEO as compensation.


Effective June 29, 2001, Empire acquired 100% of Commonwealth in exchange for
Empire shares on the basis of six shares of Commonwealth for one share of Empire. As a result, Empire exchanged 5,763,263 shares of its "paired" convertible stock for all the issued and outstanding common stock of Commonwealth. The Company also issued 177,000 shares of Class A common stock as a finders fee for this acquisition. During 2002, 2,262,223 shares of "paired" convertible stock were converted into shares of Class A stock. During 2001, 2,123,037 shares of "paired" convertible stock were converted into shares of Class A stock.

During June 2001, the Company issued 400,000 shares of common stock to P&S
Investment Management Inc., a related party, valued at $505,500 as compensation.

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




10. STOCK OPTION PLAN AND STOCK BASED COMPENSATION

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

All options are fully vested at December 31,2002. The following is a summary of the options granted under the Plan:

                                                               Exercise Price   Weighted Average
                                                Options         Per Share        Exercise Price
                                                -------         ---------        --------------

          Balance, January 1, 2000               1,648,500    $   .60 - 1.00         $   .78

          Granted                                  112,000       2.00 - 2.50            2.45
          Exercised                               (160,000)       .60 - 1.00             .65
                                             -------------    --------------         -------

          Balance, December 31, 2000             1,600,500        .60 - 2.50             .91
                                             -------------    --------------         -------


          Granted                                 584,335         .15 - 1.00             .46
          Exercised                             (1,034,335)       .15 - 1.00            (.41)

                                             -------------    --------------         -------
          Balance, December 31, 2001             1,150,500    $  .47 - $2.00         $   .91
                                             -------------    --------------         -------


          Granted                                  280,000         .10 - .17             .14
          Exercised                               (140,000)          .10                (.10)
          Expired                                 (928,500)       .17 - 1.00            (.85)

                                             -------------    --------------         -------
          Balance, December 31, 2002               362,000    $  .60 - $2.00         $   .87
                                             =============    ==============         =======

                                              F-15



When the Company acquired Commonwealth Energy Inc. in 2001, the Company issued options to replace the outstanding Commonwealth options and also issued new options as required by the purchase agreement. All of these options are fully vested at December 31,2002. Below is a summary of these options:



                                                              Exercise Price     Weighted Average
                                                Options          Per Share        Exercise Price
                                                -------          ---------        --------------

          Granted - Replacement                    488,088       $.80 - 1.20           $1.09
          Granted - Additional                     576,310           3.00               3.00

                                               -----------    --------------         -------
                                                 1,064,398    $  .80 - $3.00         $  2.12
                                               ===========    ==============         =======


 The following is a summary of options outstanding at December 31, 2002:

                                                         Weighted
                                                         Average          Weighted
        Range of                      Number            Remaining         Average
        Exercise                  Outstanding at        Contractual       Exercise
         Prices                  December 31, 2002         Life           Price
      --------------             -----------------      -----------      ----------

Options issued under the Plan:

         $2.00                        12,000             0.16 Year           $2.00
           .60                       350,000             1.23 Years           0.60

                                   ----------
                                     362,000             1.2 Years            0.65
                                   ----------

Options issued in Commonwealth Acquisition:

         $0.80                       100,001             1.9 Years           $0.80
          1.00                       100,000             2.8 Years            1.00
         1.20-1.80                   288,087             2.0 Years            1.22
          3.00                       576,310             3.5 Years            3.00
                                   ---------
                                   1,064,398             2.9 Years            2.12
                                   ---------
                                   1,426,398             2.0 Years            1.75
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

These modifications resulted in the following: (1) Options granted to employees and accounted for under the provisions of APB No. 25 are no longer considered fixed awards. Compensation expense will be calculated each period based on the excess of current market price over exercise price, if any, until such awards are exercised, forfeited or cancelled. In 2002, the market price was less than the exercise price for all options, and as a result no additional compensation expense has been recorded. (2) Options granted to non-employees and accounted for under the provisions of FAS NO.123 have been accounted for using modification accounting, in which the value of the options immediately before the modification is determined and compared to the value of the options immediately after the modification. The incremental cost, if any, is recognized as additional expense. In 2001, additional expense of $395,584 was recognized as a result of these modifications. No additional expense was recognized in 2002.

The Company accounts for stock-based compensation to non-employees based the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model. The Company recorded total expense of $670,909 in 2001, related to options and warrants issued to non-employees, inclusive of the effects of the modifications discussed above. No options or warrants were issued in 2002 to non-employees.

                                      F-16



The Company applies APB No.25 and related interpretations in accounting for awards issued to employees and certain non employee directors. Accordingly, no compensation cost has been recognized for options granted to employees. Had compensation costs for these options been determined based upon the fair value at the grant date for awards under the plan consistent with the methodology prescribed under FAS No.123, the Company's net loss and loss per share would have been $(8,967,564) and $(0.41) for the year ended December 31, 2002, and $(3,971,514) and $(0.25) for the year ended December 31, 2001, inclusive of the effects of the modifications as discussed above.

For options and warrants granted during the years ended December 31, 2002 and 2001, the estimated fair value was determined using the Black-Scholes option pricing model utilizing the following assumptions:

                                                2002                 2001
                                            -----------           ----------
Expected dividend yield                        N/A                     N/A
Expected life                               2 to 3 years           1 to 5 years
Risk-free interest rate                        4.0%                4.5% to 8.5%
Expected volatility                            157%             110.85% to 145.20%


The following is a summary of warrants:


                                                              Exercise Price   Weighted Average
                                                Warrants         Per Share      Exercise Price
                                                ---------        ---------      --------------


          Balance, January 1, 2001              11,000,000         $3.00             $  3.00


          Granted                                1,796,608    $   .70 - 1.20         $   .81
          Exercised                                (60,001)          .15                 .15
          Expired                              (11,000,000)        $3.00            ($  3.00)
                                               -----------    --------------         -------
          Balance, December 31, 2001             1,736,607    $  .70 - $1.20         $   .81


          Granted                                      0              --                 --
          Exercised                                    0              --                 --
          Expired                                      0              --                 --
                                               -----------    --------------         -------
          Balance, December 31, 2002             1,736,607    $  .08 - $1.20         $   .35
                                               ===========    ==============         =======



The warrants have a weighted average remaining contractual life of 3.0 years, are fully vested, and have a weighted average exercise price of $0.35. During
2002 the exercise price on the 1,250,000 Centurion warrants was lowered from $0.70 to $0.08 per the warrant terms, as discussed in Note 6.



11. SUBSEQUENT EVENTS

The Company filed a Preliminary Proxy Statement with the SEC on January 14, 2003 which, if approved, will require a stockholder vote on the following matters:

            1. To (i) ratify the formation of a new Nevada corporation named
Empire Energy Corporation International and (ii) approve the re-domicile of the Company in Nevada pursuant to an Agreement and Plan of Merger by the Company with Empire Energy Corporation International ("Merger");

        2. To approve a one share of the re-domiciled Nevada Company for 10 shares of the existing Utah entity (a "1 for 10 reverse stock split") in conjunction with the re-domicile of the Company to Nevada in conjunction with the Merger;

        3. To approve a change of the Company's name to Empire Energy
Corporation International in conjunction with the Merger;

        4. To approve an increase in the authorized shares from 50 million to 100 million in conjunction with the Merger;



        5. To approve Empire Energy Corporation International's 2003 Stock Option Plan upon re-domicile in Nevada, in the form that was previously approved for the Company, and the initial stock option grants representing an equivalent number of stock options that are outstanding in the Company's stock option plan as a Utah domiciled company giving effect to a 1 for 10 reverse stock split as set forth in Item 2 in conjunction with the Merger;

         6. To approve the sale of all of the outstanding capital stock of Blue Mountain Resources, Inc. and Commonwealth Energy (USA) Inc., wholly owned subsidiaries of the Company, and certain other assets of EMPIRE to Norman L. Peterson; and

         7. To transact such other business as may properly come before the meeting or any adjournments thereof.

The SEC has requested additional information be included with the Preliminary Proxy. The Company is currently preparing this information and will re-submit the Preliminary Proxy Statement to the SEC upon satisfying their request. Once the Proxy is approved by the SEC it will be submitted to the stockholders.



12. GOING CONCERN AND MANAGEMENT'S PLANS


In 2002 and 2001, the Company incurred net losses of $8,997,915 and $3,883,310,respectively. As of December 31,2002 current liabilities exceeded current assets by approximately $731,000, and existing cash balances and available credit are not sufficient to fund the Company's cash needs for the next year. In 2002, the Company sold substantially all property acquired with the Commonwealth acquisition, and as of December 31, 2002 has no producing properties. These factors raise substantial doubt about the Company's ability to continue as a going Concern. As disclosed in Note 1 and Note 11, the Company has signed a letter of intent with GSLM, although there is no guarantee that this transaction will close. If the GSLM transaction does not close, the Company will likely cease as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



13. SUPPLEMENTAL INFORMATION ON OIL AND GAS EXPLORATION AND PRODUCTION ACTIVTIES (UNAUDITED)

The accompanying tables set forth information concerning the Company's oil and gas producing activities at December 31, 2002 and 2001 and for the years then ended, as required by Financial Accounting Standards (FAS) No. 69, Disclosure about Oil and Gas Producing Activities.

     Capitalized Costs Relating to Oil and Gas Producing
         Activities
     --------------------------------------------------

                                                                       2002
                                                                    ----------
Unproved oil and gas properties                                     $     --
Proved oil and gas properties                                             --
Support equipment and facilities                                          --

                                                                    ----------
                                                                          --
Less accumulated depreciation, depletion,
    amortization, and impairment                                          --
                                                                    ----------
       Net capitalized costs                                              --
                                                                    ==========



                                                                    Year Ended December 31
                                                                --------------------------------
Cost Incurred in Oil and Gas Producing Activities                   2002                2001
-------------------------------------------------                 --------            --------
Property acquisition costs:
     Proved                                                     $      --            $ 8,470,038
     Unproved                                                          --                   --
Exploration costs                                                      --                   --
Development costs                                                      --                721,571
Amortization rate per equivalent barrel of production           $      --            $     49.96




Results of Operations For Oil and Gas Producing                    Year Ended December 31
Activities                                                        -------------------------
-----------------------------------------------
                                                                    2002                 2001
                                                                -----------          -----------
Oil and gas sales                                               $    70,999          $   143,263
Gain on sale of oil and gas properties                                 --                   --
Gain on sale of oil and gas leases                                     --                   --
Production costs                                                    (47,753)             (70,535)
Exploration expenses                                                   --                   --
Depreciation, depletion, and amortization and
    impairment                                                   (8,438,832)          (2,130,534)
                                                                -----------          -----------
                                                                 (8,415,586)          (2,057,806)
Income tax expense                                                     --                   --
                                                                -----------          -----------
Results of operations for oil and gas producing
  activities (excluding corporate overhead and
   financing costs)                                             $(8,415,586)         $(2,057,806)
                                                                ===========          ============




Oil & Gas Reserves

Proved reserves are estimated reserves of crude oil (including condensate and natural gas liquids) and natural gas that geological and engineering data demonstrate with reasonable certainty to be recovered in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are those expected to be recovered through existing wells, equipment, and operating methods. The Company had no proved reserves at December 31, 2002.

                                                                     OIL            GAS
December 31, 2002                                                  (MBBLS)         (MMCF)
                                                                   -------        -------
         Proved reserves, beginning of period                           21         54,106
         Extensions, discoveries and other additions                   (12)       (53,574)
         Production                                                   --              (24)
         Revision of previous estimates                                 (9)          (508)
                                                                   -------        -------
         Proved reserves, end of period                               --             --
                                                                   =======        =======

         Proved developed reserves:
                  Beginning of Period                                   12            645
                                                                   =======        =======
                  End of period
                                                                      --             --
                                                                   =======        =======

                                      F-19

Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil and Gas Reserves:


                                                  Year ended December 31,
                                                ---------------------------
                                                    2002              2001
                                                ------------      ------------
Future cash flows                                     --          $122,053,324
Future development costs                              --           (22,923,070)
Future production costs                               --           (12,447,960)
Future production taxes                               --            (9,172,124)
                                                ------------      ------------
Future net cash flows before income taxes             --            77,510,170
10% discount to reflect timing of cash flows          --           (50,174,780)
                                                ------------      ------------
Discounted future net cash flows                      --            27,335,390
Future income taxes, net of 10% discount              --            (8,993,047)
                                                ------------      ------------
Standardized measure of discounted future
  net cash flows                                $     --          $ 18,342,343
                                                ============      ============




Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proven Oil & Gas Reserves

                                                     Year ended December 31,
                                                  ----------------------------
                                                     2002             2001
                                                  -----------      -----------

Sales and transfers of oil and gas produced,
  net of production costs                                 (23)            --
Net changes in prices and production costs              --                --
Acquisition of oil and gas reserves in place,
  less related production costs                         --         27,089,279
Extensions, discoveries and improved
  recovery, less related costs                          --            246,111
Revisions of previous quantity estimates,
  less related production costs                          (285)            --
Sales of reserves in place                        (27,335,082)            --
Accretion of discount                                   --                --
Net changes in income taxes                         8,993,047      (8,993,047)
Other                                                   --                --
                                                  -----------      -----------
Total change in standardized measure of
  discounted future net cash flows               ($18,342,343)     $18,342,343
                                                  ===========      ===========

                                   SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Empire Energy Corporation


                                            By:  /s/  Norman L. Peterson
                                            ------------------------------------
                                                      Norman L. Peterson
                                                      Chairman and Principal
                                                      Executive Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                                  Title                       Date
----------                                  -----                       ----

/s/  Norman L. Peterson          Chairman, Director              March 31, 2003
-----------------------          Principal Executive Officer
     Norman L. Peterson          Principal Financial Officer


/s/  John C. Garrison            Director                        March 31, 2003
-----------------------
     John C. Garrison


/s/  John L. Hersma              Director                        March 31, 2003
-----------------------
     John L. Hersma

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I, Norman Peterson, Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB of Empire Energy Corporation.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


                                            /s/  Norman Peterson
                                            -----------------------------------
                                                 Norman Peterson
                                                 Chief Executive Officer and
                                                 Chief Financial Officer

Date: March 31 2003