Form 10KSB/A
period 2002-12-31
EMPIRE ENERGY CORP
filed 2003-05-14
CIK 788206

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

Securities registered under Section 12(g) of the Act:
Common Stock-Class A-50,000,000 shares authorized $.001 par value per share, 23,601,585 shares issued. Common Stock-Class B-6,750,000 shares authorized $.001 par value per share,5,763,263 shares issued

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X   No
                                -----   -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ X ]

State issuer's revenues for the most recent fiscal year. $70,999

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of May 7, 2003, was $1,051,080. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 23,601,585 shares of Class A common stock $.001 par value outstanding as of May 7, 2003. There were also 1,353,483 shares of Class B common stock $.001 par value and 1,353,483 shares of paired convertible Exchangeco stock outstanding as of May 7, 2003.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     ; No  X
                                                   -----    -----

The Company is amending and refiling its annual report on form 10-KSB/A for the year ended December 31, 2002, which was previously filed on March 31, 2003, to update subsequent events related to management's plans regarding going concern, and to file an updated auditors' report.



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

On July 15, 2002 the Board of Directors unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002. This agreement was amended on December 10, 2002 and on May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner. On January 14, 2003 the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC. The SEC reviewed the proxy and advised the company that we need to revise the proxy to include additional information including audited GSLM financials. GSLM has completed the required audit and the proxy will be amended. See Note 11 of the consolidated financial statements for additional information related to the Preliminary Proxy Statement.

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


Employees

At May 7, 2003, the Company has 3 full-time employees. In addition, the Company utilizes various consultants to support accounting, engineering, legal and other technical needs. We place substantial reliance upon the efforts and abilities of Norman Peterson, our Chief Executive Officer. The loss of Mr. Peterson's services could have a serious adverse effect on our business, operations, revenues or prospects. We do not have an employment agreement with Mr. Peterson or maintain any key man insurance on his life, and we do not intend to obtain any key man insurance for some time. All decisions with respect to the management of our Company will be made by our Company's directors and officers.


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

As of May 7,2003, the Company has not put any shares to Centurion.


Item 2: Description of Property

Following is a description of the Company's producing properties and drilling prospects:


Texas:

Coleman County: As of December 31, 2002 the Company owned a 39% working interest in two wells that were acquired in the Commonwealth acquisition. Neither well was producing as of December 31, 2002 although both have previously produced natural gas in the past. During March 2002, the Company began operating the property and at that time one of the wells was producing approximately 60 MCFD (16 MCFD net). The prior operator did not have an economic interest in the property and had not paid the compressor rental company for several months. During July of 2002, the compressor was removed by the rental company and they filed a lien against the property. The Company sold these wells effective March 1, 2003. See Note 11 to the consolidated financials statements for additional information.


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

Oil and Gas Reserves

The Company owned a 39% working interest in two wells in Coleman County, Texas as of December 31, 2002, but the wells had not produced since July 2002. Since the wells have not produced in an extended period of time and the Company did not have any definite plans to re-establish production no reserves could be justified from these two wells as of December 31, 2002. These two wells were sold effective March 1, 2003. See Note 11 to the consolidated financials statements for additional information relating to the sale of these wells. All other wells that had reserves in 2001 were sold during 2002.

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


Productive Wells

As of December 31, 2002, Empire had 2 gross and 1 net productive gas wells that were shut-in. Productive wells are producing wells and wells capable of production, including shut-in wells. These wells were sold effective March 1, 2003. See Note 11 to the consolidated financials statements for additional information relating to the sale of these wells.


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



Present Activities:

The Company is currently completing the amended Preliminary Proxy Statement that will facilitate the merger with GSLM. See Note 11 to the consolidated financial statements for additional information.

The Company is also attempting to sell the remaining properties in Wyoming to reduce liabilities.

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

Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against the Company and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on the Company's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53. During March 2003, the Company's liability relating to this lawsuit was assigned, by letter agreement, to Lorne Torhjelm, a former Company director. See Note 11 to the consolidated financials statements for additional information.

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

     The Company's intent is to settle as many lawsuits as possible with sale proceeds from potentially selling the remaining properties. The Company has not entered into any agreements, other than the agreement to sell the Coleman County, Texas properties (See Note 11 to the consolidated financial statements), to sell the remaining properties, nor does it know if any properties can be sold and, if sold, the sale proceeds would unlikely be sufficient to settle all the claims. The Company anticipates that the remaining claims, after any property sales proceeds are used, would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed. See Item 6 and Note 11 to the consolidated financial statements for additional GSLM information.

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

     The above prices are believed to be representative inter-dealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At May 7, 2003, the bid price of the Company's Class A common stock was $0.05. On such date the Company had 863 recorded stockholders of the Class A common stock and 464 recorded stockholders of the Class B Common Stock.

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


Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-KSB/A. The Company follows the full-cost method of accounting for oil and gas properties. See "Organization and Summary of Significant Accounting Policies" included in
Note 1 to the Consolidated Financial statements.


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

In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart,Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner.

In order to make the corporate structure changes required to complete the GSLM merger the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC on January 14, 2003. The SEC reviewed the proxy and advised the Company that we need to revise the proxy to include additional information including audited GSLM financials. GSLM has completed their audit and the proxy will be amended and upon SEC approval it will be submitted to a vote by the stockholders.

If the merger with GSLM is not completed, the Company will continue to pursue other merger candidates and business arrangements that will resolve the current liabilities and increase the value of the Company.

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


Plans for the next 12 months are to complete the proxy for the shareholders that will make the necessary corporate structure changes that will enable the Company to complete the merger with GSLM. This merger will provide a structure to both resolve the liabilities of the Company and provide the stockholders with an opportunity to participate in the development of the potential oil and gas reserves of Tasmania. If the merger with GSLM is not completed, the Company will continue to pursue other merger candidates and business arrangements that will resolve the current liabilities and increase the value of the Company.

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
                         End (#)                               End ($)                                     End ($)
Name                 On Exercise(#)               Realized($)    Exercisable/Unexercisable        Exercisable/Unexercisable-
----------------------------------------------------------------------------------------------------------------------------

Norman L. Peterson         0             0            0               62,500/62,500                   $0           $0


There are no employment agreements between the Company and its executive officer.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth information concerning the beneficial ownership of the Company's common stock as of May 7, 2003 for (a) each person known to the Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned
"MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation as of December 31, 2002, and results of its operations and its cash flows for the years ended December 31, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the following conditions raise substantial doubt about its ability to continue as a going concern. As discussed in Note 12 to the consolidated financial statements, the Company has incurred substantial operating losses in 2002 and 2001, has a working capital deficit at December 31, 2002, existing cash balances and available credit are not sufficient to fund the Company's cash flow needs for the next year, and at December 31, 2002, the Company had no productive assets. Further, as discussed in Note 6 to the consolidated financial statements, several lawsuits have been filed against the Company for nonpayment of amounts owed, and there is little likelihood that these amounts can be satisfied with existing assets. Management's plans regarding these matters are also discussed in Note 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Pickett, Chaney & McMullen LLP
----------------------------------
    Pickett, Chaney & McMullen LLP


Pickett, Chaney & McMullen LLP
Overland Park, Kansas
May 9, 2003

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
--------------------------------------------------------------------------------------------------------------------



                                              Common Stock-Class A         Common Stock-Class B
Additional
                                          ---------------------------   ----------------------------       Paid-In
                                             Shares         Amount         Shares          Amount          Capital
                                          ------------   ------------   ------------    ------------   ------------
Balance at January 1, 2001                  15,496,062   $     15,496                                   $23,572,387

Exercise of options                          1,034,335          1,034                                       399,216

Exercise of warrants                            60,001             60                                         8,940

Issuance of options to
non-employees                                                                                               412,979

Issuance of warrants                                                                                        380,891

Issuance of shares to acquire properties        60,000             60                                        25,543

Issuance of shares to pay expenses           1,801,994          1,803                                       832,678

Issuance of shares related to the
 Commonwealth Acquisition                      177,000            177   $  5,763,276    $      5,763      7,690,432

Conversion of debt to common shares             22,400             22                                        22,378

Mark Marketable Securities to Market

Conversion of Class B stock into
 Class A stock                               2,123,037          2,123     (2,123,037)         (2,123)

Net loss
                                          ------------   ------------   ------------    ------------   ------------

Total Comprehensive loss


Balance at December 31, 2001                20,774,829         20,775      3,640,239           3,640     33,345,444




Exercise of options                            140,000            140                                        13,860

Issuance of shares to pay expenses             250,000            250                                        19,750

Issuance of treasury stock to employee                                                                     (952,500)

Contractual pricing adjustment of warrants                                                                   31,969

Mark Marketable Securities to Market

Conversion of Class B stock into
 Class A stock                               2,262,223          2,262     (2,262,223)         (2,262)

Net loss
                                          ------------   ------------   ------------    ------------   ------------

Total Comprehensive loss


Balance at December 31, 2002                23,427,052   $     23,427      1,378,016    $      1,378    $ 32,458,523
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

STOCK-BASED COMPENSATION: The Company accounts for stock-based compensation for employees and certain non-employee directors in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations and for stock-based compensation for non-employees in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation", as amended by SFAS No 148, "Accounting for Stock-Based Compensation-Transition and Disclosure amendment of FASB Statement No. 123"

BASIC LOSS PER SHARE: Basic earnings per share of common stock was computed by dividing the loss applicable to common stockholders, by the weighted average number of common shares outstanding for the year. Diluted loss per share is not presented because all potential common shares are anti-dilutive.

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

FAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure an amendment of FASB Statement NO.123" was issued in December 2002, and is effective for fiscal years' ended after December 15, 2002. This statement provides guidance on transition for a voluntary change to fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of FAS 123. This statement has been adopted.

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

Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against the Company and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on the Company's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53. During March 2003, the Company's liability relating to this lawsuit was assigned, by letter agreement, to Lorne Torhjelm, a former Company director. See Note 11 to the consolidated financials statements for additional information.

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

     The Company's intent is to settle as many lawsuits as possible with sale proceeds from potentially selling the remaining properties. During March of 2003, the Company entered into an agreement to sell the two wells in Coleman County, Texas (See Note 11 to the consolidated financial statements). The Company has not entered into any other sale agreements, nor does it know if any other properties can be sold and, if sold, the sale proceeds would unlikely be sufficient to settle all the claims. The Company anticipates that the remaining claims, after any property sales proceeds are used, would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed.

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

                                      F-16


The Company applies APB No.25 and related interpretations in accounting for awards issued to employees and certain non employee directors. Accordingly, no compensation cost has been recognized for options granted to employees. The following table illustrates the effect on net loss and loss per share if the company had applied the fair value recognition provision of FAS No. 123 inclusive of the effects of the modification described above:

                                                      2002             2001
                                                  ------------     -----------
     Net loss as reported                          $(8,997,915)    $(3,883,310)
     Stock based employee compensation expense
       determined under fair value method              (30,351)        (88,204)
                                                  ------------    ------------
     Pro forma net loss                            $(9,028,266)    $(3,971,514)
                                                  ============    ============

     Basic and diluted loss per share              $     (0.41)    $     (0.25)
                                                  ============    ============


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

                                      F-17

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


On March 31, 2003 the company entered into an agreement with Enlight Energy Corporation, a Canadian Company, to sell the two wells in Coleman County, Texas. Under the terms of the agreement Enlight paid $12,500 for the Company's 39% working interest and assumed the liabilities associated with the property including the lien filed by Hanover Compressor Corp. in the amount of $15,839 plus the cost related to the lien.

On March 31, 2003 the Company entered into an agreement with Lorne Torhjelm, a former director of the Company, to assign a promissory note dated October 15, 1999 from Energas Corp. in the amount of $25,000 to Torhjelm in exchange for Torhjelm assuming the liabilities associated with the Co-operative Trust Company of Canada lawsuit in the amount of CAN $34,315.82 plus interest and cost.

On May 1, 2003 the GSLM agreement was amended to allow the Company to issue up to 4,000,000 shares of restricted Class A common shares to resolve the liabilities of the Company. The Company has not yet entered into any agreements to exchange liabilities for stock.



12. GOING CONCERN AND MANAGEMENT'S PLANS


In 2002 and 2001, the Company incurred net losses of $8,997,915 and $3,883,310,respectively. As of December 31,2002 current liabilities exceeded current assets by approximately $731,000, and existing cash balances and available credit are not sufficient to fund the Company's cash needs for the next year. In 2002, as part of the GSLM transaction, the Company sold substantially all property acquired with the Commonwealth acquisition, and as of December 31, 2002 has no producing properties. These factors raise substantial doubt about the Company's ability to continue as a going concern. As disclosed in Note 1 and Note 11, the Company has signed a letter of intent with GSLM. This agreement has been amended to allow the issuance of 4,000,000 Class A common shares to settle outstanding liabilities. The Company has not currently entered into any agreements to exchange stock for liabilities. Although management believes the GSLM merger will be completed there is no guarantee that this transaction will close. If the merger with GSLM is not completed, the Company will continue to pursue other merger candidates and business arrangements that will resolve the current liabilities and increase the value of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



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

Signatures                                  Title                     Date
----------                                  -----                     ----

/s/  Norman L. Peterson          Chairman, Director               May 14, 2003
-----------------------          Principal Executive Officer
     Norman L. Peterson          Principal Financial Officer


/s/  John C. Garrison            Director                         May 14, 2003
-----------------------
     John C. Garrison


/s/  John L. Hersma              Director                         May 14, 2003
-----------------------
     John L. Hersma

                            CERTIFICATION PURSUANT TO
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
                            (18 U.S.C. SECTION 1350)


I, Norman Peterson, Chief Executive Officer certify that:

1. I have reviewed this annual report on Form 10-KSB/A of Empire Energy Corporation.;

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

Date: MAY 14, 2003