Form 10QSB
period 2003-03-31
EMPIRE ENERGY CORP
filed 2003-05-15
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                 March 31, 2003


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


EMPIRE ENERGY CORPORATION AND SUBSIDIARIES           March 31,2003     December 31,
CONSOLIDATED BALANCE SHEET                            (Unaudited)         2002
-----------------------------------------------------------------------------------
ASSETS

Cash                                                  $     12,799    $     10,597
Accounts receivable                                            271             138
Marketable securities                                        1,168           1,457
                                                      ------------    ------------
Total current assets                                        14,238          12,192
                                                      ------------    ------------


Other Assets:
    Furniture and equipment, net of accumulated
     depreciation of $18,472 and $16,480                    21,689          23,680
    Deposits and other                                      34,176          34,176
                                                      ------------    ------------
Total other assets                                          55,865          57,856
                                                      ------------    ------------
Total assets                                          $     70,103    $     70,048
                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities:
     Accounts payable and accrued liabilities         $    574,850    $    534,847
     Income taxes payable                                   72,861          72,861
     Note payable                                           34,785          34,785
     Notes payable - related party                          97,895         100,895
                                                      ------------    ------------
Total current liabilities                                  780,391         743,388
                                                      ------------    ------------

Commitments and Contingencies                                 --              --


Stockholders' Equity(Deficit)
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 23,443,219,and 23,427,052              23,443          23,427
     "Paired" convertible stock, issued and
         outstanding 1,361,849 and 1,378,016 units           1,362           1,378
     Additional paid in capital                         32,458,523      32,458,523
     Accumulated other comprehensive loss                   (9,677)         (9,389)
     Accumulated deficit                               (33,183,939)    (33,147,279)
                                                      ------------    ------------

Total stockholders' equity(deficit)                       (710,288)       (673,340)
                                                      ------------    ------------

Total liabilities and stockholders' equity(deficit)   $     70,103    $     70,048
                                                      ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                             March 31,
                                                       2003            2002
                                                   ------------    ------------
Oil and gas sales                                  $       --      $     22,240

Expenses:
    Lease operating                                        --            28,819
    Production and Ad Valorem taxes                        --             1,172
    Depreciation, depletion, amortization and
      impairment                                          1,992          15,502
    Stock based compensation                               --             8,081
    General and administrative                           61,845         133,891
                                                   ------------    ------------
Total expenses                                           63,837         187,465
                                                   ------------    ------------
Operating loss                                          (63,837)       (165,225)

Other income (expense):
    Interest, net                                        (4,637)         (2,780)
    Other income                                           --            22,461
    Gain on the settlement of payables                    8,000            --
    Gain on sale of properties                           23,814            --
                                                   ------------    ------------
Net loss before taxes                                   (36,660)       (145,544)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                                (36,660)       (145,544)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.00)   $      (0.01)
                                                   ============    ============
Weighted average shares outstanding                  23,432,880      20,245,283
                                                   ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

--------------------------------------------------------------------------------
EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended March 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                               March 31,
                                                         ----------------------
                                                           2003         2002
                                                         ---------    ---------
Cash Flows From Operating Activities:

  Net loss                                               $ (36,660)   $(145,544)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Stock options issued for services                       --          8,081
      Depreciation, depletion, amortization and
          impairment                                         1,992       15,502

Changes in current assets and liabilities:
      Accounts receivable                                     (133)     (16,645)
      Accounts payable and accrued liabilities              23,003       89,495
                                                         ---------    ---------
Net cash used by operating activities                      (11,798)     (49,111)
                                                         ---------    ---------
Cash flows from investing activities:
      Purchase of oil and gas properties                      --         (8,440)
      Sale of oil and gas properties                        12,500         --
      Decrease in deposits and other assets                   --          1,968
                                                         ---------    ---------
Net cash provided (used) in investing activities            12,500       (6,472)
                                                         ---------    ---------
Cash flows from financing activities:
      Proceeds from notes payable                             --         38,981
      Payments on notes payables                              --         (4,196)
      Proceeds on notes payable-related parties              1,500         --
                                                         ---------    ---------
Net cash provided by financing activities                    1,500       34,785
                                                         ---------    ---------
Net increase (decrease) in cash                              2,202      (20,798)
Cash, beginning of period                                   10,597       24,973
                                                         ---------    ---------
Cash, end of period                                      $  12,799    $   4,175
                                                         =========    =========


Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Accounts payable converted to notes payable          $    --      $  38,981
    Issuance of notes payable-related parties
       for payment of accounts payable                        --        119,000
    Reduction of notes payable-related parties for
       payment of accounts receivable-related party          3,000         --

--------------------------------------------------------------------------------
              The accompanying notes are an integral part of these
                       consolidated financial statements.

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003 AND 2002

1. INTERIM REPORTING

The consolidated financial statements of Empire Energy Corporation and Subsidiaries (the "Company") reflect all adjustments which are, in the opinion of management, necessary for a fair statement of the interim periods presented. All adjustments to the consolidated financial statements were of a normal, recurring nature. The information included in this Quarterly Report on Form 10-QSB should be read in conjunction with Management's Discussion and Analysis and the consolidated financial statements with related notes included in the Company's Annual Report on Form 10-KSB/A for the year ended December 31, 2002.


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


3. NOTES PAYABLE

Notes payable consist of the following:

                                                     3-31-03       12-31-02
                                                    ---------      ---------

Notes payable - interest at 10%, installment
monthly payments of $3,207 through February 28,
2003. The note is uncollateralized. The Company
has not made a principal payment since March 28,
2002 and is currently in default. The default
interest rate is 18%.                               $  34,785      $  34,785
                                                    =========      =========


Notes payable - related party, interest at 10%,
due 5-31-02. The note is uncollateralized
and personally guaranteed by the Company's CEO
The Company is currently in default on this note.   $  20,000      $  20,000
                                                    =========      =========


Notes payable - related parties, interest
at 10%, due on demand. The notes are
uncollateralized.                                   $  77,895      $  80,895
                                                    =========      =========

4. STOCKHOLDERS' EQUITY

During the quarter ended March 31 2003, 16,167 shares of "paired" convertible stock were converted to common stock



5. RELATED PARTY TRANSACTIONS

During the quarter ended March 31, the Company recorded the following related party transactions reflected in the accompanying Consolidated Statement of
Operations:

                                                       2003           2002
                                                     --------       --------

         Office rent expense included in
         general and administrative expense          $ (4,500)      $ (4,500)
                                                     ========       ========

         Interest expense on notes payable           $  3,243       $  2,930
                                                     ========       ========

As of March 31, the Company had outstanding related party receivables (payables) as follows:

                                                       2003           2002
                                                     --------       ---------


                  Note payable                       ($97,895)      ($148,000)
                                                     ========       =========


6. PROPERTY SALES

On March 31, 2003 the Company entered into an agreement with Enlight Energy Corporation, a Canadian Company, to sell the two wells in Coleman County, Texas with an effective date of March 1, 2003. Under the terms of the agreement Enlight paid $12,500 for the Company's 39% working interest and assumed the liabilities associated with the property including the lien filed by Hanover Compressor Corp. in the amount of $15,839 plus the cost related to the lien. The Company recorded a gain on the sale of this property in the first quarter of 2003 in the amount of $23,814. See Exhibit 10.2 for additional information.



7. COMMITMENTS AND CONTINGENCIES

Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against the Company and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on the Company's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53. During March 2003, the Company's liability relating to this lawsuit was assigned, by letter agreement, to Lorne Torhjelm, a former Company director in exchange for a promissory note dated October 15, 1999 from Energas Corp in the amount of $25,000. This note was acquired in the Commonwealth Acquisition but was considered uncollectible. The Company recorded a gain on the settlement of payables of $8,000 during the first quarter of 2003 as the result of the elimination of this liability. See Exhibit 10.3 for additional information.

On July 15, 2002 the Board of Directors unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002. This agreement was amended on December 10, 2002 and on May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will have not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner. On January 14, 2003 the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC. The SEC reviewed the proxy and advised the Company that we need to revise the proxy to include additional information including audited GSLM financials. GSLM has completed the required audit and the proxy will be amended. See Part II Item 2 for additional information related to the Preliminary Proxy Statement


8. GOING CONCERN AND MANAGEMENT'S PLANS

In 2002 the Company incurred net losses of $8,997,915 and incurred an additional loss of $36,660 during the first quarter of 2003. As of March 31, 2003 current liabilities exceeded current assets by approximately $766,000, and existing cash balances and available credit are not sufficient to fund the Company's cash needs for the next year. During 2002 and the first quarter of 2003, as part of the GSLM transaction, the Company sold substantially all property acquired with the Commonwealth acquisition, and as of March 31, 2003 has no producing properties. These factors raise substantial doubt about the Company's ability to continue as a going concern. As disclosed in Note 7 to the consolidated financial statements, the Company has signed a letter of intent to merge with GSLM. This agreement has been amended to allow the issuance of 4,000,000 Class A common shares to settle outstanding liabilities. The Company has not currently entered into any agreements to exchange stock for liabilities. Although management believes the GSLM merger will be completed there is no guarantee that this transaction will close. If the merger with GSLM is not completed, the Company will continue to pursue other merger candidates and business arrangements that will resolve the current liabilities and increase the value of the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of March 31, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder. Even though the sales proceeds are used to reduce liabilities they will not be sufficient to dispose of all the liabilities.

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




In order to make the corporate structure changes required to complete the GSLM merger the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC on January 14, 2003. The SEC reviewed the proxy and advised the Company that we need to revise the proxy to include additional information including audited GSLM financials. GSLM has completed their audit and the proxy will be amended and upon SEC approval will be submitted to a vote by the stockholders.

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


Results of Operations

During the quarter ended March 31, 2003, the Company generated $0 in revenue from the sale of oil and gas from its wells and incurred $0 in lease operating expense and $0 of production and Ad Valorem taxes. The Company generated a loss from oil and gas activities of $63,837 after deducting $1,992 of depreciation expense and $61,845 in general operating expenses and $0 of stock based compensation. General & administrative expenses include non-cash expenses of accrued salaries and other accruals of $41,535. During the quarter ended March 31, 2002 the Company generated $22,240 in revenue from the sale of oil and gas from its wells and incurred $28,819 in lease operating expense and $1,172 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $165,225 after deducting $15,502 in depletion, depreciation and impairment expense from oil properties and $133,891 in general and administrative expenses and $8,081 of stock based compensation. Overall, the Company reported a net loss of $36,660 for the three months ended March 31, 2003. and a net loss of $145,544 for the three months ending March 31,2002.


Liquidity and Capital Resources

On March 31, 2003, the Company had $14,238 in cash, accounts receivable and marketable securities and $780,391 in total liabilities. The liabilities include $34,785 of notes payable, and $97,895 of related party notes payable. A substantial portion of the remaining current liabilities represent cost incurred during 2001 related to the Commonwealth acquisition and well development costs. Net cash used in operating activities for the quarter ended March 31, 2003 was $11,798 compared to $49,111 for the quarter ended March 31, 2002. Net cash provided by investing activities was $12,500 for the quarter ended March 31, 2003 and net cash used in investing activities was $6,472 for the quarter ended March 31, 2002. Net cash provided by financing activities was $1,500 for the quarter ended March 31, 2003 compared to $34,785 for the quarter ended March 31, 2002.


Since the Company has incurred significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital the Board of Directors approved a change in the Company's direction during 2002. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of March 31, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder. Even though the sales proceeds are used to reduce liabilities they will not be sufficient to dispose of all the liabilities


In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart,Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by Richard Shakarian, Malcolm Bendall and David Tanner.

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



Description of Property



Wyoming:

Converse and Weston Counties: The Company has an estimated 1,900 net acres of mineral leases in the Powder River Basin in Wyoming. The Company believes that this acreage holds oil production potential but has not been able to interest investors to participate in a drilling program.


Nicaraguan Exploration Activities:

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

Present Activities:

The Company is currently completing the Amended Preliminary Proxy Statement that will facilitate the merger with GSLM. See Part II Item 2 for a description of the proxy.

The Company is also attempting to sell the remaining properties in Wyoming to reduce liabilities.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against the Company and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on the Company's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53. During March 2003, the Company's liability relating to this lawsuit was assigned, by letter agreement, to Lorne Torhjelm, a former Company director in exchange for a promissory note dated October 15, 1999 from Energas Corp in the amount of $25,000. This note was acquired in the Commonwealth Acquisition but was considered uncollectible


During 2002 Lang Michener filed a lawsuit against the Company in the Supreme Court of British Columbia, Canada for unpaid legal services in the amount of CAN$123,517.44 related to Commonwealth merger in 2001

Moylan Construction Company filed a lawsuit in the District Court of Leon County, Texas against the Company during 2002 for breach of contract and is seeking payment of invoices incurred on the Bedsole Gas Unit in Leon County, Texas in the amount of $15,126 plus cost and interest.

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

The Company's intent is to settle as many lawsuits as possible with sale proceeds from potentially selling the remaining properties. The Company has no agreements to sell the remaining properties, nor does it know if any properties can be sold and, if sold, the sale proceeds would unlikely be sufficient to settle all the claims. The Company anticipates that the remaining claims, after any property sales proceeds are used, would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed. See Item 6 for additional GSLM information.



Item 2. Changes in Securities.

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

     6. To approve the sale of all of the outstanding capital stock of Blue Mountain Resources, Inc. and Commonwealth Energy (USA) Inc., wholly owned subsidiaries of the Company, and certain other assets of Empire to Norman L.Peterson; and

     7. To transact such other business as may properly come before the meeting or any adjournments thereof.

The SEC has requested additional information be included with the Preliminary Proxy. The Company is currently preparing this information and will re-submit the Preliminary Proxy Statement to the SEC upon satisfying their request. Once the Proxy is approved by the SEC it will be submitted to the stockholders.



ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-QSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

(i) this Quarterly Report on Form 10-QSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-QSB, and

(ii) the financial statements, and other financial information included in this Quarterly Report on Form 10- QSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-QSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.



Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

           10.2 Coleman County, Texas Property Sale
           10.3 Assignment of Culease Lawsuit Liability
           99.1 Certification

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


Date:  May 15, 2003

                                           By:  /s/  Norman L. Peterson
                                              --------------------------------
                                                     Norman L. Peterson
                                                     Chairman, CEO and
                                                     Principal Financial Officer