Form 10QSB
period 2003-06-30
EMPIRE ENERGY CORP
filed 2003-08-14
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                                  June 30, 2003


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

Securities registered under Section 12(g) of the Act:
Common Stock-Class A-50,000,000 shares authorized $.001 par value per share, 29,006,544 shares issued. Common Stock-Class B-6,750,000 shares authorized $.001 par value per share, 5,763,263 shares issued


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----


There were 29,006,544 shares of Class A common stock $.001 par value outstanding as of August 5, 2003. There were also 1,336,484 shares of Class B common stock $.001 par value and 1,336,484 shares of paired convertible Exchangeco stock outstanding as of August 5, 2003.


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


EMPIRE ENERGY CORPORATION AND SUBSIDIARIES           June 30 ,2003    December 31,
CONSOLIDATED BALANCE SHEET                             (Unaudited)        2002
----------------------------------------------------------------------------------
ASSETS
Cash                                                  $     30,229    $     10,597
Accounts receivable                                            406             138
Marketable securities                                        2,015           1,457
                                                      ------------    ------------
Total current assets                                        32,650          12,192
                                                      ------------    ------------

Other Assets:
    Furniture and equipment, net of accumulated
     depreciation of $20,343 and $16,481                    19,818          23,680
    Deposits and other                                      24,176          34,176
                                                      ------------    ------------
Total other assets                                          43,994          57,856
                                                      ------------    ------------
Total assets                                          $     76,644    $     70,048
                                                      ============    ============


LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIT)

Liabilities:
     Accounts payable and accrued liabilities         $    204,609    $    534,847
     Account Payable - related party                        18,064            --
     Income taxes payable                                   72,861          72,861
     Note payable                                           34,785          34,785
     Notes payable - related party                          20,000         100,895
                                                      ------------    ------------
Total current liabilities                                  350,319         743,388
                                                      ------------    ------------

Commitments and Contingencies                                 --              --


Stockholders' Equity(Deficit)
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 28,930,378,and 23,427,052              28,930          23,427
     "Paired" convertible stock, issued and
         outstanding 1,338,150 and 1,378,016 units           1,338           1,378
     Additional paid in capital                         32,998,455      32,458,523
     Accumulated other comprehensive loss                   (8,831)         (9,389)
     Accumulated deficit                               (33,293,567)    (33,147,279)
                                                      ------------    ------------

Total stockholders' equity(deficit)                       (273,675)       (673,340)
                                                      ------------    ------------

Total liabilities and stockholders' equity(deficit)   $     76,644    $     70,048
                                                      ============    ============


EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                             June 30,
                                                       2003            2002
                                                   ------------    ------------
Oil and gas sales                                  $       --      $     24,268

Expenses:
    Lease operating                                      10,000          11,464
    Production and Ad Valorem taxes                        --             1,282
    Depreciation, depletion, amortization and
      impairment                                          1,871       7,817,349
    Stock based compensation                             83,500          23,893
    General and administrative                           48,325         111,379
                                                   ------------    ------------
Total expenses                                          143,696       7,965,367
                                                   ------------    ------------
Operating loss                                         (143,696)     (7,941,099)

Other income (expense):
    Interest, net                                        (4,689)         (5,489)
    Other income                                           --             2,500
    Gain on the settlement of payables                   38,757            --
                                                   ------------    ------------
Net loss before taxes                                  (109,628)     (7,944,088)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                               (109,628)     (7,944,088)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.00)   $      (0.37)
                                                   ============    ============
Weighted average shares outstanding                  23,853,169      21,477,531
                                                   ============    ============

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Six Months Ended June 30, 2003 and 2002
--------------------------------------------------------------------------------

                                                             June 30,
                                                       2003            2002
                                                   ------------    ------------
Oil and gas sales                                  $       --      $     46,508

Expenses:
    Lease operating                                      10,000          40,283
    Production and Ad Valorem taxes                        --             2,454
    Depreciation, depletion, amortization and
      impairment                                          3,863       7,832,851
    Stock based compensation                             83,500          31,974
    General and administrative                          110,170         245,270
                                                   ------------    ------------
Total expenses                                          207,533       8,152,832
                                                   ------------    ------------
Operating loss                                         (207,533)     (8,106,324)

Other income (expense):
    Interest, net                                        (9,326)         (8,270)
    Other income                                           --            24,962
    Gain on the settlement of payables                   46,757            --
    Gain on sale of properties                           23,814            --
                                                   ------------    ------------
Net loss before taxes                                  (146,288)     (8,089,632)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                               (146,288)     (8,089,632)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.01)   $      (0.39)
                                                   ============    ============
Weighted average shares outstanding                  23,644,185      20,864,811
                                                   ============    ============




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
---------------------------------------------------------------------------------
For The Six Months Ended June 30, 2003 and 2002
---------------------------------------------------------------------------------

                                                               June 30
                                                       --------------------------
                                                          2003           2002
                                                       -----------    -----------
Cash Flows From Operating Activities:

  Net loss                                             $  (146,288)   $(8,089,632)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Common stock issued for expenses                      83,500           --
      Stock options issued for services                       --           31,974
      Depreciation, depletion, amortization and
          impairment                                         3,862      7,832,851
      Gain on sale of properties                           (23,814)          --
      Gain on settlement of accounts payable               (46,757)          --
Changes in current assets and liabilities:
      Accounts receivable                                     (268)       (10,624)
      Accounts receivable - related parties                   --           (9,000)
      Accounts payable and accrued liabilities              55,397        183,079
                                                       -----------    -----------
Net cash used by operating activities                      (74,368)       (61,352)
                                                       -----------    -----------
Cash flows from investing activities:
      Purchase of oil and gas properties                      --           (6,683)
      Sale of oil and gas properties                        12,500           --
      Decrease in deposits and other assets                 10,000         11,968
                                                       -----------    -----------
Net cash provided by investing activities                   22,500          5,285
                                                       -----------    -----------
Cash flows from financing activities:
      Proceeds from notes payable                             --           38,981
      Payments on notes payables                              --           (4,196)
      Proceeds on notes payable-related parties              1,500           --
      Proceeds from the issuance of common stock            70,000           --
                                                       -----------    -----------
Net cash provided by financing activities                   71,500         34,785
                                                       -----------    -----------
Net increase (decrease) in cash                             19,632        (21,282)
Cash, beginning of period                                   10,597         24,973
                                                       -----------    -----------
Cash, end of period                                    $    30,229    $     3,691
                                                       ===========    ===========


 Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Accounts payable converted to notes payable        $      --      $    38,981
    Stock issued for payables                              104,050           --
    Stock issued for payables-related parties              200,667           --
    Stock issued for notes payable-related party and
       related accrued interest                             87,179           --
    Issuance of notes payable-related parties
       for payment of accounts payable                        --          119,000




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003 AND 2002

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

Stock-Based Employee Compensation - During June 2003, the Company issued stock options to an employee, which are described more fully in Note 2. The Company applies the recognition and measurement principles of Accounting Principles
Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations in accounting for its stock-based compensation awards.
Under APB 25, no stock-based compensation expense was charged to earnings, as all options granted had an exercise price equal to or greater than the adjusted fair value of the underlying common stock on the grant date.

Alternately, Statement on Financial Accounting Standards No. 123, Accounting for
Stock-Based Compensation (SFAS No.123), allows companies to recognize compensation expense over the related service period based on the grant date fair value of the stock option awards. The following table illustrates the effect on net income and basic income (loss) per common share if the Company had applied the fair value recognition provisions of SFAS No.123 to stock-based employee compensation:


                                           For the Three Months         For the Six Months
                                              Ended June 30,               Ended June 30,
                                         -------------------------    ---=---------------------
                                            2003           2002          2003           2002
                                         ---------       ---------    ---------       ---------

Net loss, as reported                    $(109,628)   $  (7,944,088)   $(146,288)   $  (8,089,632)

Deduct:  Total stock-based employee
 compensation expense determined under
 the fair value based method for all
 awards, net of related tax effects        (59,769)            --        (59,769)            --
 ------------------------------------------------------------------------------------------------

Pro Forma Net Loss                       $(169,397)   $  (7,944,088)   $(206,057)   $  (8,089,632)

Income (Loss) per Common Share
 Basic, as reported                      $    0.00    $       (0.37)   $   (0.01)   $       (0.39)
 Basic, pro forma                        $   (0.01)   $       (0.37)   $   (0.01)   $       (0.39)


2. STOCKHOLDERS' EQUITY

During the quarter ended June 30, 2003, the Company entered into the following stock transactions:

     o Options on 800,000 shares were granted to an employee with an exercise price of $0.10 per share. The fair value of the options granted was $59,769, or $0.07 per share, and was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions: dividend yield of 0% percent, expected volatility of 159.1%, risk-free interest rate of 3.0% and expected lives of 2.0 years. The employee exercised options for 700,000 of these shares during the second quarter.
     o 1,035,000 shares were issued to settle vendor accounts payable and accrued expenses of $135,080 and a related gain on the settlement of payables of $31,030 was recorded.
     o 200,000 shares were issued as consulting fees and a stock based compensation expense of $20,000 was recorded based on a stock price of $0.10
     o 650,000 shares were issued in two transactions to an employee and a stock based compensation expense of $63,500 was recorded based on an average stock price of $0.0977.
     o 2,878,460 shares were issued to retire notes payable-related parties of $87,179 and accounts payable related parties of $200,667. A share value of $0.10 was used for the transactions.
     o 23,699 shares of "paired" convertible stock were converted to common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of June 30, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder.

In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart,Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to Empire shareholders. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. During the second quarter of 2003 the Company issued 3,913,460 to settle liabilities in the amount of $422,926. As of June 30,2003 the remaining liabilities total $350,319. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by representatives of GSLM.

In order to make the corporate structure changes required to complete the GSLM merger the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC on January 14, 2003. The SEC reviewed the proxy and advised the Company that we need to revise the proxy to include additional information. The Company and GSLM are in the process of preparing the information requested by the SEC and upon SEC approval the proxy will be submitted to a vote by the stockholders.

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

Results of Operations

During the quarter ended June 30, 2003, the Company generated $0 in revenue from the sale of oil and gas from its wells and incurred $10,000 in lease operating expense and $0 of production and Ad Valorem taxes. The Company generated a loss from oil and gas activities of $143,696 after deducting $1,871 of depreciation expense and $48,325 in general operating expenses and $83,500 of stock based compensation. General & administrative expenses include non-cash expenses of accrued salaries and other accruals of $40,250. During the quarter ended June 30, 2002 the Company generated $24,268 in revenue from the sale of oil and gas from its wells and incurred $11,464 in lease operating expense and $1,282 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $7,941,099 after deducting $7,817,349 in depletion, depreciation and impairment expense from oil properties and $111,379 in general and administrative expenses and $23,893 of stock based compensation. Overall, the Company reported a net loss of $109,628 for the three months ended June 30, 2003. and a net loss of $7,944,088 for the three months ending June 30,2002.


Liquidity and Capital Resources

On June 30, 2003, the Company had $32,650 in cash, accounts receivable and marketable securities and $350,319 in total liabilities. The liabilities include $34,785 of notes payable, and $20,000 of related party notes payable. Net cash used in operating activities for the six months ended June 30, 2003 was $74,368 compared to $61,352 for the six months ended June 30, 2002. Net cash provided by investing activities was $22,500 for the six months ended June 30, 2003 and net cash provided by investing activities was $5,285 for the six months ended June 30, 2002. Net cash provided by financing activities was $71,500 for the six months ended June 30, 2003 compared to $34,785 for the six months ended June 30, 2002.


Since the Company has incurred significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital the Board of Directors approved a change in the Company's direction during 2002. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of June 30, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder. Even though the sales proceeds are used to reduce liabilities they will not be sufficient to dispose of all the liabilities


In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart,Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 47.5 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to Empire shareholders. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. During the second quarter of 2003 the Company issued 3,913,460 to settle liabilities in the amount of $422,926. As of June 30,2003 the remaining liabilities total $350,319. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by representatives of GSLM.

In order to make the corporate structure changes required to complete the GSLM merger the Company filed a Preliminary Proxy Statement for shareholder approval with the SEC on January 14, 2003. The SEC reviewed the proxy and advised the

Company that we need to revise the proxy to include additional information. The Company and GSLM are in the process of preparing the information requested by the SEC and upon SEC approval the proxy will be submitted to a vote by the stockholders.

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


Description of Property

Wyoming:

Converse and Weston Counties: The Company has an estimated 1,200 net acres of mineral leases in the Powder River Basin in Wyoming. The Company believes that this acreage holds oil production potential but has not been able to interest investors to participate in a drilling program.


Nicaraguan Exploration Activities:

The Company owns 50.5% of Industria Oklahoma-Nicaragua, S.A. ("ION"), a Nicaraguan subsidiary which has been pre-qualified in that country, allowing the right to participate in the bidding process for tracts of land to be used for oil and gas exploration. During the fourth quarter of 2002, the bidding process was initiated and the CEO of ION demanded that Empire fund the bidding cost for certain tracts and the cost to drill the first well. The Company requested copies of the bid package and other related information but did not receive the data. Without this information the Company does not believe it was required to make such funding under the terms of the agreement and as a result notified the ION CEO of our position. The ION CEO continued with the bidding process and was successful on certain tracts. The scheduled time to negotiate the actual drilling of wells with the Nicaraguan representatives will begin in the fall of 2003. A lawsuit was filed by Industria Oklahoma-Nicaragua, S.A.("ION") alleging that the Company has not fulfilled their responsibilities related to this project and therefore does not have any ownership in ION. The Company has filed a counterclaim to obtain the stock certificates in ION. The Company believes that there is the possibility for commercial oil production in Nicaragua. Data suggests the presence of source rocks within the appropriate thermal window, vertical migration pathways and adequate host and cap rock structures, all necessary ingredients for an oil and gas pool. Further evidence includes the surface manifestation of this oil by virtue of the live oil seeps that Company geologists have observed on the surface in Nicaragua.

Present Activities:

The Company is currently completing the Amended Preliminary Proxy Statement that will facilitate the merger with GSLM. See Part II Item 2 for a description of the proxy.


PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On June 19, 2003,Industria Oklahoma-Nicaragua, S.A. (ION), and Oklahoma Nicaragua, L.L.C.(ON) filed a complaint against the Company in United States District Court in the Eastern District of Oklahoma alleging that the Company has not complied with a participation agreement related to the development of the Nicaraguan project. ION and ON are seeking a judgment that declares the Company does not own any interest in either ION or ON, actual damages and attorney cost. The Company does not agree with their assertions and has filed a counterclaim against ION and ON to obtain the stock certificates in ION and ON.

During 2002 Lang Michener filed a lawsuit against the Company in the Supreme Court of British Columbia, Canada for unpaid legal services in the amount of CAN$123,517.44 related to Commonwealth merger in 2001. During the second quarter the Company settled this claim by issuing 450,000 Empire shares in exchange for a release of all claims.

Grant Thornton LLP filed a Writ of Summons and Statement of Claim against Empire Exchangeco Ltd., formerly Commonwealth Energy Corp., on January 29, 2003,in the Supreme Court of British Columbia, Canada for outstanding invoices related to the Commonwealth merger in 2001 in the amount of CN$53,030.92 plus interest and cost. During the second quarter the Company settled this claim by issuing 300,000 Empire shares in exchange for a release of all claims.

Moylan Construction Company filed a lawsuit in the District Court of Leon County, Texas against the Company during 2002 for breach of contract and is seeking payment of invoices incurred on the Bedsole Gas Unit in Leon County, Texas in the amount of $15,126 plus cost and interest. Moylan has obtained a judgment in Leon and Parker Counties in Texas.

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


With the exception of the Industria Oklahoma-Nicaragua, S.A. claim, the Company's intent is to settle as many lawsuits as possible by issuing Empire stock. The Company is not certain that all claims can be settled with stock and does not have the resources to settle claims with other assets. The Company anticipates that remaining claims would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed.


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


Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

          99.1 Certification

(b) Reports on Form 8-K:

          Form 8-K/A was filed on May 29, 2003 reporting the resignation of Pickett, Chaney & McMullen LLP as accountants.

          Form 8-K/A was filed on August 11, 2003 reporting the engagement of Malone & Bailey PLLC as accountants.

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

                                            Empire Energy Corporation

                                            By:  /s/  Norman L. Peterson
                                               --------------------------------
                                                      Norman L. Peterson
                                                      Chairman and Principal
                                                      Executive Officer

CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Norman Peterson, certify that:


1. I have reviewed this quarterly report on Form 10-QSB of Empire Energy Corporation;

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


Date:  August 14, 2003

                                           By:  /s/  Norman L. Peterson
                                              --------------------------------
                                                     Norman L. Peterson
                                                     Chairman, CEO and
                                                     Principal Financial Officer