Form 10-Q
period 2003-09-30
EMPIRE ENERGY CORP
filed 2003-11-10
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                         For the quarterly period ended:
                               September 30, 2003


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


                       7500 College Boulevard, Suite 507
                             Overland Park, KS                    66210
                     --------------------------------------      --------
                    (Address of Principal Executive offices)    (Zip Code)

                    Issuer's telephone number: (913) 469-5615


Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock-Class A-50,000,000 shares authorized $.001 par value per share, 29,069,292 shares issued. Common Stock-Class B-6,750,000 shares authorized $.001 par value per share, 5,763,263 shares issued


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X  No
   -----  -----


There were 29,082,426 shares of Class A common stock $.001 par value outstanding as of November 3, 2003. There were also 1,278,102 shares of Class B common stock $.001 par value and 1,278,102 shares of paired convertible Exchangeco stock outstanding as of November 3, 2003.


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

                                                     September 30,
EMPIRE ENERGY CORPORATION AND SUBSIDIARIES               2003        December 31,
CONSOLIDATED BALANCE SHEET                           (Unaudited)         2002
---------------------------------------------------------------------------------
ASSETS
Cash                                                 $      2,814    $     10,597
Accounts receivable                                            16             138
Marketable securities                                       1,265           1,457
                                                     ------------    ------------
Total current assets                                        4,095          12,192
                                                     ------------    ------------

Other Assets:
    Furniture and equipment, net of accumulated
     depreciation of $21,851 and $16,481                   18,310          23,680
    Deposits and other                                      4,176          34,176
                                                     ------------    ------------
Total other assets                                         22,486          57,856
                                                     ------------    ------------
Total assets                                         $     26,581    $     70,048
                                                     ============    ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Liabilities:
     Accounts payable and accrued liabilities        $    213,019    $    534,847
     Account Payable - related party                       42,064            --
     Income taxes payable                                  72,861          72,861
     Note payable                                          34,785          34,785
     Notes payable - related party                           --           100,895
                                                     ------------    ------------
Total current liabilities                                 362,729         743,388
                                                     ------------    ------------

Commitments and Contingencies


Stockholders' Deficit
     Common stock, authorized 50,000,000 shares
         of $.001 par value, issued and
         outstanding 29,069,292, and 23,427,052            29,069          23,427
     "Paired" convertible stock, issued and
         outstanding 1,291,236 and 1,378,016 units          1,292           1,378
     Additional paid in capital                        33,007,596      32,458,523
     Accumulated other comprehensive loss             (     9,581)    (     9,389)
     Accumulated deficit                              (33,364,524)    (33,147,279)
                                                     ------------    ------------

Total stockholders' deficit                           (   336,148)    (   673,340)
                                                     ------------    ------------

Total liabilities and stockholders' deficit          $     26,581    $     70,048
                                                     ============    ============


EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Three Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                       2003            2002
                                                   ------------    ------------
Oil and gas sales                                  $       --      $     17,623

Expenses:
    Lease operating                                        --            11,171
    Production and Ad Valorem taxes                        --             2,067
    Depreciation, depletion, amortization and
      impairment                                          1,508          52,313
    Stock based compensation                               --           172,500
    General and administrative                           67,763          65,730
    Gain on the settlement of payables                     --              --
    Gain on sale of properties                             --              --
                                                   ------------    ------------
Total expenses                                           69,271         303,781
                                                   ------------    ------------
Operating loss                                          (69,271)       (286,158)

Other income (expense):
    Interest, net                                        (1,687)         (5,870)
    Other income                                           --             1,453
                                                   ------------    ------------
Net loss before taxes                                   (70,958)       (290,575)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                           $    (70,958)   $   (290,575)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.00)   $      (0.01)
                                                   ============    ============
Weighted average shares outstanding                  29,024,730      22,166,976
                                                   ============    ============

EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
--------------------------------------------------------------------------------
For The Nine Months Ended September 30, 2003 and 2002
--------------------------------------------------------------------------------


                                                       2003            2002
                                                   ------------    ------------
Oil and gas sales                                  $       --      $     64,131

Expenses:
    Lease operating                                      10,000          51,454
    Production and Ad Valorem taxes                        --             4,521
    Depreciation, depletion, amortization and
      impairment                                          5,371       7,885,164
    Stock based compensation                             83,500         204,474
    General and administrative                          177,932         311,000
    Gain on the settlement of payables                  (46,757)           --
    Gain on sale of properties                          (23,814)           --
                                                   ------------    ------------
Total expenses                                          206,232       8,456,613
                                                   ------------    ------------
Operating loss                                         (206,232)     (8,392,482)

Other income (expense):
    Interest, net                                       (11,013)        (14,140)
    Other income                                           --            26,415
                                                   ------------    ------------
Net loss before taxes                                  (217,245)     (8,380,207)

Provision for income taxes                                 --              --
                                                   ------------    ------------
Net loss                                           $   (217,245)   $ (8,380,207)
                                                   ============    ============

Basic and diluted loss per share                   $      (0.01)   $      (0.39)
                                                   ============    ============
Weighted average shares outstanding                  25,457,409      21,303,636
                                                   ============    ============



EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
----------------------------------------------------------------------------------
For The Nine Months Ended September 30, 2003 and 2002
----------------------------------------------------------------------------------


                                                           2003           2002
                                                       -----------    -----------
Cash Flows From Operating Activities:
  Net loss                                             $  (217,245)   $(8,380,207)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Common stock issued for expenses                      83,500           --
      Treasury stock issued for services                      --          172,500
      Stock options issued for services                       --           31,974
      Depreciation, depletion, amortization and
          impairment                                         5,370      7,885,164
      Gain on sale of properties                           (23,814)          --
      Gain on settlement of accounts payable               (46,757)          --
Changes in current assets and liabilities:
      Accounts receivable                                      122         (9,753)
      Accounts receivable - related parties                   --          (13,500)
      Accounts payable - related parties                    42,064           --
      Accounts payable and accrued liabilities              54,977            298
                                                       -----------    -----------
Net cash used in operating activities                     (101,783)      (313,524)
                                                       -----------    -----------
Cash flows from investing activities:
      Purchase of oil and gas properties                      --           (3,492)
      Sale of oil and gas properties                        12,500        235,111
      Decrease in deposits and other assets                 30,000         11,968
                                                       -----------    -----------
Net cash provided by investing activities                   42,500        243,587
                                                       -----------    -----------
Cash flows from financing activities:
      Proceeds from notes payable                             --           38,981
      Payments on notes payables                              --           (4,196)
      Payments on notes payable-related parties            (20,000)          --
      Proceeds on notes payable-related parties              1,500           --
      Proceeds from the issuance of common stock            70,000         14,000
                                                       -----------    -----------
Net cash provided by financing activities                   51,500         48,785
                                                       -----------    -----------
Net increase (decrease) in cash                             (7,783)       (21,152)
Cash, beginning of period                                   10,597         24,973
                                                       -----------    -----------
Cash, end of period                                    $     2,814    $     3,821
                                                       ===========    ===========


 Supplemental Disclosure Of Non-Cash Investing
  And Financing Activities
    Accounts payable converted to notes payable        $      --      $    38,981
    Stock issued for payables                              111,000           --
    Stock issued for payables-related parties              200,667           --
    Stock issued for notes payable-related party and
       related accrued interest                             89,428           --
    Assets acquired for stock and accrued cost                --            2,400
    Issuance of notes payable-related parties
       for payment of accounts payable                        --          121,000




EMPIRE ENERGY CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003 AND 2002

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

Stock-Based Employee Compensation - The Company applies the recognition and measurement principles of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB25) and related interpretations in accounting for its stock-based compensation awards. Under APB 25, no stock-based compensation expense was charged to earnings, as all options granted had an exercise price equal to or greater than the adjusted fair value of the underlying common stock on the grant date.

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


                                        For the Three Months         For the Nine Months
                                         Ended September 30,          Ended September 30,
                                       -----------------------      ---------------------
                                         2003           2002          2003         2002
                                       --------       --------      --------     --------
Net loss, as reported                 $(70,958)     $(290,575)    $(217,245)  $(8,380,207)

Deduct:  Total stock-based employee
 compensation expense determined under
 the fair value based method for all
 awards, net of related tax effects        -             -          (59,769)         -
-----------------------------------------------------------------------------------------

Pro Forma Net Loss                    $(70,958)     $(290,575)    $(277,014)  $(8,380,207)

Income (Loss) per Common Share
 Basic, as reported                   $  (0.00)     $   (0.01)    $   (0.01)  $     (0.39)
 Basic, pro forma                     $  (0.00)     $   (0.01)    $   (0.01)  $     (0.39)



2. STOCKHOLDERS' EQUITY

During the quarter ended September 30, 2003, the Company entered into the following stock transactions:


     o    69,500 shares were issued to settle vendor accounts payable of $6,950 based on a stock price of $0.10
     o 22,500 shares were issued to a related party for accrued interest of $2,500 based on a stock price of $0.10
     o 46,914 shares of "paired" convertible stock were converted to common stock.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of September 30, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder.

In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002, May 1, 2003, and October 16, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart,Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Prior to the merger and the reverse stock split Empire will have 31,000,000 total shares outstanding. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to Empire shareholders. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Mr. Peterson has agreed to assume the remaining liabilities in exchange for 639,472 Empire shares prior to the reverse split. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by representatives of GSLM.


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



Results of Operations

During the quarter ended September 30, 2003, the Company generated $0 in revenue from the sale of oil and gas from its wells and incurred $0 in lease operating expense and $0 of production and Ad Valorem taxes. The Company generated a loss from oil and gas activities of $69,271 after deducting $1,508 of depreciation expense and $67,763 in general operating expenses. General & administrative expenses include non-cash expenses of accrued salaries and other accruals of $31,442. During the quarter ended September 30, 2002 the Company generated $17,623 in revenue from the sale of oil and gas from its wells and incurred $11,171 in lease operating expense and $2,067 of production and Ad Valorem taxes related to these wells. The Company generated a loss from oil and gas activities of $286,158 after deducting $52,313 in depletion, depreciation and impairment expense from oil properties and $65,730 in general and administrative expenses and $172,500 of stock based compensation. Overall, the Company reported a net loss of $70,958 for the quarter ended September 30, 2003, and a net loss of $290,575 for the quarter ended September 30, 2002.

Liquidity and Capital Resources

On September 30, 2003, the Company had $4,095 in cash, accounts receivable and marketable securities and $362,729 in total liabilities. The liabilities include $34,785 of notes payable. Net cash used in operating activities for the nine months ended September 30, 2003 was $101,783 compared to $313,524 for the nine months ended September 30, 2002. Net cash provided by investing activities was $42,500 for the nine months ended September 30, 2003 and net cash provided by investing activities was $243,587 for the nine months ended September 30, 2002. Net cash provided by financing activities was $51,500 for the nine months ended September 30, 2003 compared to $48,785 for the nine months ended September 30, 2002.


Since the Company has incurred significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital the Board of Directors approved a change in the Company's direction during 2002. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of September 30, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder. Even though the sales proceeds are used to reduce liabilities they will not be sufficient to dispose of all the liabilities


In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002, May 1, 2003 and October 16, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Prior to the merger and the reverse-stock split Empire will have 31,000,000 total shares outstanding. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to Empire shareholders. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Mr. Peterson has agreed to assume the remaining liabilities in exchange for 639,472 Empire shares prior to the reverse split. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by representatives of GSLM.

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


Nicaraguan Exploration Activities:

The Company owns 50.5% of Industria Oklahoma-Nicaragua, S.A. ("ION"), a Nicaraguan subsidiary which has been pre-qualified in that country, allowing the right to participate in the bidding process for tracts of land to be used for oil and gas exploration. During the fourth quarter of 2002, the bidding process was initiated and the CEO of ION demanded that Empire fund the bidding cost for certain tracts and the cost to drill the first well. The Company requested copies of the bid package and other related information but did not receive the data. Without this information the Company does not believe it was required to make such funding under the terms of the agreement and as a result notified the ION CEO of our position. The ION CEO continued with the bidding process and was successful on certain tracts. The scheduled time to negotiate the actual drilling of wells with the Nicaraguan representatives will begin in the fall of 2003. A lawsuit was filed by Industria Oklahoma-Nicaragua, S.A. ("ION") alleging that the Company has not fulfilled their responsibilities related to this project and therefore does not have any ownership in ION. The Company has filed a counterclaim to obtain the stock certificates in ION. The Company believes that there is the possibility for commercial oil production in Nicaragua. Data suggests the presence of source rocks within the appropriate thermal window, vertical migration pathways and adequate host and cap rock structures, all necessary ingredients for an oil and gas pool. Further evidence includes the surface manifestation of this oil by virtue of the live oil seeps that Company geologists have observed on the surface in Nicaragua.

Present Activities:

The Company is currently completing the Amended Preliminary Proxy Statement that will facilitate the merger with GSLM.



PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is currently involved in litigation with Industria
Oklahoma-Nicaragua, S.A., and Oklahoma Nicaragua, L.L.C. Refer to second quarter 2003 Form 10 QSB for additional information.

The Company is also involved in litigation with Moylan Construction Company and the Parker County Texas Appraisal District. Refer to the 2002 Annual Report on Form 10-KSB/A for additional information.

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

Item 5. Other Information

On July 1, 2003 John Dixon resigned as director.


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


Date:  November 10, 2003

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