Form 10KSB
period 2003-12-31
EMPIRE ENERGY CORP
filed 2004-05-14
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-KSB


                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934
                           For the fiscal year ended:
                                December 31, 2003

                             Commission File Number
                                     1-10077

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  --------------------------------------------
                 (Name of small business issuer in its charter)
                      (Formerly Empire Energy Corporation)

            Nevada                                               87-0401761
 ------------------------------                            --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification Number)

         11011 King St., Suite 260
             Overland Park, KS                                       66210
  --------------------------------------                           --------
 (Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number: (913) 384-2599

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:
Common Stock-Class A-$.001 par value per share. Common Stock-Class B-$.001 par value per share.

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes  X  No
                                  -----  -----
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State issuer's revenues for the most recent fiscal year. $-0-

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of April 30, 2004, was $1,819,338. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 2,908,243 shares of Class A common stock $.001 par value outstanding as of April 30, 2004. There were also 127,811 shares of Class B common stock $.001 par value and 127,811 shares of paired convertible Exchangeco stock outstanding as of April 30, 2004. (Adjusted for 1 for 10 reverse split effected April 26, 2004.).

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     No  X
                                                   -----  -----

PART I

Item 1.   Description of Business


Introduction

     Empire Energy Corporation International ("Empire" or the "Company") is a reporting company under the Securities Exchange Act of 1934 whose common shares trade on the OTC bulletin board under ticker symbol EEGC. The company is headquartered in Overland Park, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. Medivest engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. The Company emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999. At that time, Peterson & Sons Holding Company acquired control by purchasing a majority of the then outstanding shares of Empire from the majority shareholder. Neither Empire nor any of its affiliates received any of the proceeds from the sale. On May 17, 1999, the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation and Empire commenced commercial activity in the oil and gas industry. Empire was previously financed through the issuance of convertible debentures (now converted) at $1.00 per Empire share, raising $500,000 in 1999.

     The Company was subsequently reorganized with new management with the objective of accumulating oil and gas production and properties at a time when oil and gas prices were at 25-year lows. The primary prospect, at inception, was the opportunity presented in the country of Nicaragua. In the interim, the company began participating in an exploration program in Tennessee and realized its first revenues from that program in late 1999. In November 2000, the company acquired a working interest in a natural gas field in Texas. On June 29,2001, the Company acquired Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth had two wholly owned subsidiaries, Blue Mountain Resources Inc. ("BMR") and Commonwealth Energy (USA) Inc. ("Commonwealth") with production and/or prospects located in the states of Oklahoma, Texas and Wyoming.

     During 2001 and 2002 the Company experienced liquidity problems related to the Commonwealth merger cost being more than expected and the cost associated with the unsuccessful attempt to establish economic production from the Bedsole No. 1 well in Leon County Texas. As a result, during 2002 the Company sold its interest in the Bedsole Unit, the Parker County, Texas properties and the Tennessee production to partially pay liabilities. The Company sold the Coleman County, Texas properties in 2003 and continues to own the interest in the Nicaraguan project.

     On July 15, 2002 the Board of Directors unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002. This agreement was amended on December 10, 2002 and October 16, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock, redomicile into Nevada and the sale of BMR and Commonwealth prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the former CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. Once the Merger is completed, it is expected that the current board will be replaced as directed by management of GSLM. The Definitive Proxy Statement was filed with the SEC on January 10, 2004. At the meeting of shareholders held on March 29, 2004, all of the necessary corporate action to approve the transaction was received. The definitive merger agreement is being negotiated at the present time. We plan on filing a registration statement to register the shares being exchanged for the GSLM shares in the merger.

     As a result of the shareholders' vote and the actions taken by the Company to redomicile as a Nevada corporation in preparation for the proposed merger with GSLM, we concluded the sale of the operating subsidiaries of the Company to a corporation owned by Mr. Peterson. The Company, at the present time, is essentially a shell corporation with no operating assets and liabilities of approximately $371,000. At the present time, the Company is actively pursuing the merger with GSLM, however, there can be no guaranty that the transaction will close. A definitive agreement and plan of merger was drafted on behalf of Empire by its counsel and forwarded to GSLM for review. GSLM's counsel in Australia is in the process of reviewing the agreement and also dealing with the local administrators both corporately and with respect to the oil and gas assets of GSLM. In furtherance of the contemplated merger, due diligence is being performed by the Company and its attorneys to confirm the GSLM assets.

     If the merger with GSLM is not concluded for any reason, it is the intention of our management to seek alternative opportunities. Our management believes that the structure of Empire as a fully reporting trading public company should be attractive as a merger candidate, but there can be no guaranty that any transaction will be concluded as the Company has no financial wherewithal to pay for and structure such a transaction in the absence of the acquisition candidate advancing funds to the Company for that purpose.

     In preparation for this transaction, during 2003 the Company continued to sell its property and assets and settle its debts. During 2003, the Company had no revenue from operating activities or the sale of oil and gas, no longer has any reserves and has discontinued all oil and gas operations.

Competition

     The Company will remain an insignificant participant among the firms which engage in mergers with and acquisitions of privately-financed entities. There are many established venture capital and financial concerns which have significantly greater financial and personnel resources and technical expertise than the Company. In view of the Company's combined limited financial resources and limited management availability, the Company will continue to be at a significant competitive disadvantage compared to the Company's competitors.



Employees

     At April 30, 2004, the Company had no full-time employees. Mr. Peterson resigned as an officer and director of the Company effective April 2, 2004. All decisions with respect to the management of our Company will be made by John Garrison, the sole officer and director until a new board is appointed or elected.


Research and Development

     During fiscal years 2002 and 2003, the Company did not budget for or expend any funds for research and development.


Material Agreements:

     At a stockholder's meeting held on March 29, 2004, the stockholders of the Company took the following actions, all as further described in the Definitive Proxy Statement filed with the SEC on January 10, 2004:

     (1) Voted to: (i) ratify the formation of a new Nevada corporation named Empire Energy Corporation International ("Empire International"), and (ii) approve the re-domicile of the Company to Nevada pursuant to an Agreement and Plan of Merger by and between the Company and Empire International pursuant to which the Company will merger with and into Empire International, with Empire International the surviving corporation (the "Re-domestication Merger").

     (2) Voted to approve a one share of Empire International for 10 shares of the Company exchange (a "1 for 10 reverse stock split") in conjunction with the re-domicile of the Company to Nevada pursuant to the Re-domestication Merger, and to allow the Company to pursue the acquisition of GSLM pursuant to a merger transaction (the "GSLM Merger").

     (3) Voted to approve a change of the Company's name to Empire Energy Corporation International in conjunction with the Re-domestication Merger.

     (4) Voted to approve an increase in the authorized shares from 50 million to 100 million in conjunction with the Re-domestication Merger.

     (5) Voted to approve Empire International's 2003 Stock Option Plan upon re-domicile to Nevada, in the form that was previously approved for the Company, and the initial stock option grants representing an equivalent number of stock options that are outstanding in the Company's stock option plan as a Utah domiciled entity giving effect to a 1 for 10 reverse stock split as set forth in
(2) above in conjunction with the Re-domestication Merger.

     (6) Voted to approve the sale of all of the capital stock of Blue Mountain Resources, Inc. and Commonwealth Energy (USA) Inc., both wholly-owned subsidiaries of the Company, to P&S Investment Management, Inc.

     While as of the date of this filing the Company has not completed the acquisition of GSLM, it is the intention of the Company as of the date of this filing to complete the acquisition of GSLM.

Item 2.   Description of Property

     Following is a description of the Company's producing properties and drilling prospects:

     The Company's executive offices are located at 11011 King St., Overland Park, KS 66210, where we rent an 800 sq. ft. office from our sole officer and director. Our share of the rent is $800 per month on a month to month basis. This space will be adequate until we complete the acquisition of GSLM if that merger occurs.

     The Company does not own any real estate.

Item 3.   Legal Proceedings.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the FOURTH QUARTER OF 2003, through the solicitation of proxies or otherwise. However, as discussed in Item 1 "Material Agreements" on March 29, 2004 the shareholder approved several items in preparation of a proposed merger with GLSM.

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the Over the Counter Electronic Bulletin Board since it began trading in May 1999 as of April 26, 2004 our stock began trading using the symbol "EEGC" under our new name Empire Energy Corporation International, now a Nevada corporation and a 1 share for 10 share reverse split. All prices set forth in the table below are adjusted to reflect the reverse split. The following table sets forth the high and low bid prices for the Company's common stock, by quarter for the years ended December 31, 2002 and 2003.

Quarter Ended                       High Bid                         Low Bid
-------------                       --------                         -------

March 31, 2002                       $1.80                            $0.80
June 30, 2002                        $1.10                            $0.30
September 30, 2002                   $3.40                            $0.40
December 31, 2002                    $1.40                            $0.60
March 31, 2003                       $1.60                            $0.70
June 30, 2003                        $1.50                            $0.50
September 30, 2003                   $2.80                            $0.90
December 31, 2003                    $2.20                            $0.90

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At May 7, 2004, the bid price of the Company's Class A common stock was $1.05. On such date the Company had 851 recorded stockholders of the Class A common stock and 470 recorded stockholders of the Class B Common Stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Forward-Looking Statements

     This report on Form 10-KSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in "Item 1 - Description of Our Business," "Item 6 - Management's Discussion and Analysis of Financial Condition" and Results of Operations and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future are forward looking statements.

     These statements are based on certain assumptions and analyses made by us in light of our experience. Such statements are subject to a number of assumptions including the following:

     o    our ability to conclude the merger with GSLM,

     o risks and uncertainties, including the risks discussed in this annual report,

     o    our ability to finance future operations,

     o    general economic and business conditions,

     o    market acceptance of our business; and

     o changes in laws or regulations and other factors, many of which are beyond our control.

     The cautionary statements contained or referred to in this report should be considered in connection with any subsequent written or oral forward-looking statements that may be issued by us or persons acting on our behalf. We undertake no obligation to release publicly any revisions to any forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-KSB. The Company follows the full-cost method of accounting for oil and gas properties. See "Organization and Summary of Significant Accounting Policies" included in Note 1 to the Consolidated Financial statements.


General

     During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of December 31, 2003, the Company has disposed of the major portion of the oil and gas properties and is currently in the process of disposing of the remainder. Even though the sales proceeds are used to reduce liabilities they will not be sufficient to dispose of all the liabilities.

     In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15,2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to our ability to negotiate a definitive agreement with GSLM and receipt of their shareholder approval. The terms of the transaction required the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced designees of GSLM.

     In order to make the corporate structure changes required to complete the GSLM merger the Company filed a Definitive Proxy Statement for shareholder approval with the SEC on January 10, 2004. The proxy was submitted to a vote by the stockholders on March 29, 2004 (see Item 1 above).

     No assurances can be given that the Company will be successful in implementing these plans or completing the merger with GSLM. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


Results of Operations

     During the year ended December 31, 2003, the Company generated no revenue from the sale of oil and gas and incurred $10,000 in lease operating expense. The Company generated an operating loss of $345,931, including $19,290 in depreciation and impairment expense and $316,641 in Company operating expense. The Company had no production operations during 2003 and was working to sell properties, settle liabilities and pursue the GSLM acquisition.

     During the year ended December 31, 2002, the Company generated $70,999 in revenue from the sale of oil and gas and incurred $42,776 in lease operating expense. The decrease in revenues over the prior year is due to the decreased production as the result of the to sale of several properties. The Company generated an operating loss of $9,004,179 from exploration and production activities, including $8,446,800 in depletion and impairment expense, $356,151 in Company operating expenses and noncash expense from stock based compensation of $224,474. The depletion and impairment expense includes an impairment charge against the accumulated cost of the oil & gas properties of $8,404,873 since properties were sold for less than the booked cost and the remaining properties could not be assigned any reserves. As of December 31, 2002, the Company had no productive assets remaining.


Liquidity and Capital Resources

     On December 31, 2003, the Company had $4,955 in cash and marketable securities and a total of $378,181 in current liabilities, primarily related to the acquisition of Commonwealth and development cost incurred on the Bedsole #1 well in Leon County, Texas. Net cash used in operating activities for the year ended December 31, 2003 was $112,032 compared to cash used in operating activities of $339,774 for the year ended December 31, 2002 primarily from the issuance of stock and stock options for services. Net cash provided by investing activities for the year ended December 31, 2003 and 2002 was $12,500 and $306,613, respectively, primarily from the sale of properties. Net cash provided by financing activities was $92,105 for the year ended December 31, 2003, compared to $18,785 for the year ended December 31, 2002, primarily from the sale of common stock.

     Plans for the next 12 months are to complete the merger with GSLM (See Item 1 above). This merger will provide a structure to both resolve the liabilities of the Company and provide the stockholders with an opportunity to participate in the development of the potential oil and gas reserves of Tasmania.

Item 7.   Financial Statements

     Attached hereto and incorporated by this reference are the Company's audited consolidated financial statements as of December 31, 2003 and for the years ended December 31, 2003 and 2002.

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

     On May 19, 2003, the Board of Directors of Empire Energy Corp. (the "Company") was notified by Pickett, Chaney & McMullen LLP ("Pickett"), the Company's independent auditor, that it would decline to stand for reelection as the Company's independent auditor for the year ending December 31, 2003. On August 6, 2003, the Board of Directors of the Company engaged Malone & Bailey, PLLC ("Malone") as the Company's independent auditor. The Company did not discuss any accounting or auditing issues with Malone prior to August 6, 2003. During the time between Pickett's resignation and the hiring of Malone, we did not have an auditor and we filed no reports.

     The report of Pickett, Chaney & McMullen LLP on the financial statements of the Company as of December 31, 2002 and December 31, 2001 and for the years then ended did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to audit scope or accounting principles. The Pickett, Chaney & McMullen LLP audit report on the financial statements of the Company as of December 31, 2002 and December 31, 2001 and for the years then ended included an explanatory paragraph concerning the Company's ability to continue as a going concern.

     During the years ended December 31, 2002 and December 31, 2001 and any subsequent interim period preceding May 19, 2003, there were no disagreements between the Company and Pickett, Chaney & McMullen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Pickett, Chaney & McMullen LLP, if not resolved to the satisfaction of Pickett, Chaney & McMullen LLP, to make a reference to the subject matter of the disagreements in connection with its reports.

Item 8a.Controls and Procedures


Disclosure Controls and Procedures.

     The principal executive officer and principal financial officer, John Garrison, has concluded, based on his evaluations, as of the end of the period covered by this report, that the Company's disclosure controls and procedures

(as defined in Rule 13a-15(e) under the Exchange Act) are (1) effective to ensure that material information required to be disclosed by us in reports filed or submitted by us under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and (2) designed to ensure that material information required to be disclosed by us in such reports is accumulated, organized and communicated to the management, including the principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.


Internal Control Over Financial Reporting.

     There were no changes in the Company's internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company's controls will succeed in achieving their stated goals under all potential future conditions.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company and their ages are as follows:

Name                     Age       Position
----                     ---       --------

Norman L. Peterson       63        Chief Executive Officer,
                                   Acting President,
                                   Treasurer, Chairman of the Board (see Note A)

John Garrison            52        Director (See Note B)


Note A:    Norman L. Peterson resigned effective April 2, 2003
Note B: As of the date of this filing, John Garrison is the Chief Executive Officer and Chief Financial Officer of the Company.

     Norman L. Peterson was until April 2, 2004, Chief Executive Officer, Treasurer and Chairman of the Board of Directors of the Company since it began active operations in April of 1999. From 1974 to 1979, he was a senior officer, director and stockholder of the holding company that owned Platte Valley Bank and Trust Company as well as a director and shareholder of the bank. From 1988 to 1996, he was chairman and chief executive officer of Advanced Financial, Inc. a publicly held mortgage lending financial institution located in Shawnee, Kansas. From 1984 through December 2001, he was also president of Peterson and Sons Holding Company, a privately held investment and financial consulting company. From the period 1996 to 1999, Mr. Peterson operated as an independent businessman performing consulting work for finance and banking related activities.

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


Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under Section 16(a) of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year all directors and executive officers except Norman Peterson have complied with applicable filing requirements. The Company is planning to analyze all of Mr. Peterson's transaction to determine if he failed to make any required filings.


Audit Committee and Financial Expert

     The Company's Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.


Code of Ethics

     A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

     o Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

     o Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

     o    Compliance with applicable governmental laws, rules and regulations;



     o The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

     o    Accountability for adherence to the code.

     Due to the limited scope of our current operations, we have not yet adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

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

                                                                                Long-Term Compensation
                                        Annual Compensation                  Awards                   Payouts
         (a)              (b)        (c)       (d)       (e)            (f)            (g)         (h)        (i)
                                                        Other       Restricted      Options/                  All
  Name and Principal                                    Annual     Stock Awards   Payouts SARs     LTIP      Other
       Position           Year    Salary($)  Bonus ($)  Comp.($)        ($)            (#)         ($)       Comp.($)
  ------------------      ----    ---------  ---------  --------   ------------   ------------     ----      --------

Norman Peterson           2003       -0-        0          0             0              0           0          0
Chief Executive           2002     96,000       0          0             0              0           0          0
Officer(1)                2001     48,000       0          0             0              0           0          0
(1)  Mr. Peterson resigned effective April 2, 2004.



Options/SAR Exercises and Holdings

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2003.

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values:

                                (a)                  (b)                   (c)                 (d)                     (e)
                                                                                                                      Value
                                                                                                                       of
                                                                        Number of                                Unexercised-in-
                                                                        Securities                                  the-Money
                               Shares                                   Underlying                                 Options/SARs
                            Acquired End                               Unexercised                                 at FY End ($)
                               (#) on                                  Options/SARs         Exercisable/           Exercisable/
        Name                Exercise (#)             Value             at FY End ($)        Unexercisable          Unexercisable
        ----                ------------             -----             -------------        -------------          -------------

  Norman L. Peterson             0                     0                    0                6,250/6,250          $0        $0

                                                               12



     There are no employment agreements between the Company and its executive officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth information concerning the beneficial ownership of the Company's common stock as of April 30, 2004 for (a) each person known to the Company to be a five percent beneficial owner of the common stock;
(b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                          Amount and Nature of
 Name and Address                   Title                 Beneficial Ownership(1)     Percent of Class
 ----------------                   -----                 --------------------        ----------------
Norman L. Peterson               Chief Executive (2)            47,750(2)                   1.7
4001 W. 104th Terrace            Officer, Treasurer             Direct and
Overland Park, KS 66210          and Chairman                   Indirect

John C. Garrison                 Director                       22,288                       *
7211 High Drive                                                 Direct
Prairie Village, KS 66208

All officers and directors                                      70,038                      3.4
as a group

P&S Investment                                                 288,809(3)                  12.3
Management In                                                   Direct
4001 W. 104th Terrace
Overland Park, KS 66207

         *   less than one percent

(1)  Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of
     1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d), shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Adjusted for 1 for 10 reverse split effected April 26, 2004.

(2)  Mr. Peterson resigned effective April 2, 2004.

(2) Includes 41,250 shares held in the name of Ivalynn Peterson, Mr. Peterson's wife, and options to acquire 6,250 shares which may be exercised within the next 60 days. Excludes 288,809 shares held by P&S Investment Management
     Inc. Mr. Peterson has no ownership interest in P&S Investment Management
     Inc.

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

Item 12.  Certain Relationships and Related Transactions.

     On July 15, 2002 the Company's President, Bryan S. Ferguson, was issued the 750,000 pre-split shares of stock held by the Company as Treasury Stock. The stock was valued at $172,500 based on a market price of $0.23. Mr. Ferguson resigned as of September 25, 2002.

     On July 12, 2002 the Company's President, Bryan S. Ferguson, was granted options to purchase 140,000 pre-split shares of common stock at a price of $0.17 per share and the options were fully vested as of the grant date. Mr. Ferguson resigned as of September 25, 2002 and per the terms of the Stock Option Plan the options expired three months after his termination date.

     During 2002, P&S Investment Management Inc. paid Company invoices in the amount of $115,395 and as a result the Company owes P&S Investment Management Inc. $115,395. The Company has accrued interest of $10,637 as of December 31, 2002 related to this note. This note was paid during in June 2003 by issuance of common stock.

     In June 2003, the Company issued 2,878,460 pre-split shares of common stock to a related shareholder, P&S Investment Management Inc for services performed and for the assumption of liabilities. The shares were valued at the fair value of the stock at the date of the agreement of $0.10 per share, or $287,845.

     In July 2003, the Company issued 22,500 pre-split shares of common stock to John Dixon, a director for part of the interest due on a loan made to the Company. The shares were valued at the fair value of the stock at the date of the agreement of $0.10 per share, or $2,250.

     As a result of receipt of shareholder approval of the transactions prerequisite to the GSLM Merger, all other assets will either be sold prior to closing or will be assigned to Norman Peterson, the former CEO of Empire. Empire has agreed that at closing they will have not have liabilities in excess of $250,000 and will not be a party to any litigation. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 pre split shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction.

Item 13.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits

                3.01          Articles of Incorporation (1)

                3.02          Bylaws (1)

                4.01          2003 Stock Option Plan (1)

                10.1          GSLM Letter of Intent (2)

                10.2          Blue Mt. and Commonwealth Sales Agreement (2)

                16.0          Letter on change in certifying accountant (1)

                31.1 Certificate of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (2)

                32.1 Certificate pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

         (1) These documents and related exhibit have been previously filed with the Securities and Exchange Commission and are incorporated herein by reference.

         (2)      Filed herewith.

     (b) Reports on Form 8-K filed during the fourth quarter of 2003. None.

Item 14.  Principal Accountant Fees and Services


Audit Fees.

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $8,630 and $11,010, respectively.


Audit-Related Fees.

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.


Tax Fees.

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002.

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2003, were approved by the Board of Directors.

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
    Empire Energy Corporation
    Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Empire Energy Corporation as of December 31, 2003, and the related statements of expenses, changes in stockholders' deficit, and cash flow for the year then ended. These financial statements are the responsibility of Empire's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Energy Corporation as of December 31, 2003, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Empire Energy Corporation will continue as a going concern. As discussed in
Note 2 to the consolidated financial statements, Empire Energy Corporation has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  MALONE & BAILEY, PLLC
-----------------------------
     MALONE & BAILEY, PLLC
     www.malone-bailey.com
     Houston, Texas

     April 5, 2004

                          INDEPENDENT AUDITORS' REPORT



Board of Directors
    Empire Energy Corporation
    Overland Park, Kansas

We have audited the accompanying consolidated statements of expenses, stockholders' equity (deficit), and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to report on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Empire's operations and its cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. However, the following conditions raise substantial doubt about its ability to continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred substantial operating losses in 2002, has a working capital deficit at December 31, 2002. Existing cash balances and available credit are not sufficient to fund the Company's cash flow needs for the next year, and at December 31, 2002, Empire had no productive assets.

Further, as discussed in Note 8 to the consolidated financial statements, several lawsuits have been filed against the Company's for nonpayment of amounts owed, and there is little likelihood that these amounts can be satisfied with existing assets. Management's plans regarding these matters are also discussed in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Pickett, Chaney & McMullen LLP
-----------------------------------
     Pickett, Chaney & McMullen LLP
     Overland Park, Kansas
     May 9, 2003

                            EMPIRE ENERGY CORPORATION
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2003



ASSETS

Current Assets
    Cash                                                           $      3,170
    Marketable securities                                                 1,785
                                                                   ------------
    Total current assets                                           $      4,955
                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                          $    270,535
    Income tax payable                                                   72,861
    Note payable                                                         34,785
                                                                   ------------
       Total current liabilities                                        378,181
                                                                   ------------
Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 50,000,000 shares authorized:
       Class A, 29,424,092 shares issued or outstanding                  29,424
       Class B, 1,276,436 shares issued and outstanding                   1,276
    Additional paid in capital                                       33,040,084
    Accumulated other comprehensive loss                                 (9,389)
    Retained deficit                                                (33,434,621)
                                                                   ------------
       Total Stockholders Deficit                                      (373,226)
                                                                   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                  $      4,955
                                                                   ============


                 See summary of significant accounting policies
                       and notes to financial statements.

                            EMPIRE ENERGY CORPORATION
                       CONSOLIDATED STATEMENTS OF EXPENSES
                     Years Ended December 31, 2003 and 2002



                                                       2003            2002
                                                   ------------    ------------
Oil and gas sales                                  $       --      $     70,999

Expenses:
 Lease operating                                         10,000          42,776
 Production and ad valorem taxes                           --             4,977
 Depreciation, depletion, amortization and
    impairment                                           19,290       8,446,800
 Stock based compensation                                  --           224,474
 General and administrative expense                     316,641         356,151
                                                   ------------    ------------
       Total expenses                                   345,931       9,075,178
                                                   ------------    ------------

Operating loss                                         (345,931)     (9,004,179)

Other income (expense)
    Other income                                         71,181          26,415
    Interest expense                                    (12,592)        (20,151)
                                                   ------------    ------------
       NET LOSS                                    $   (287,342)   $ (8,997,915)
                                                   ============    ============

Basic and diluted loss per common share            $       (.01)   $      (.41 )

Weighted average common shares outstanding           26,464,222      21,790,636


                 See summary of significant accounting policies
                       and notes to financial statements.



                                     EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                Years Ended December 31, 2002 and 2003



                                  Common Stock                   Common Stock            Additional
                                    Class A                        Class B                Paid-In
                             Shares         Amount          Shares         Amount         Capital
                           -----------   ------------    -----------    ------------    ------------
Balances at
  December 31, 2001         20,774,829   $     20,775      3,640,239    $      3,640    $ 33,345,444

Shares issued for:
  - exercise of options        140,000            140           --              --            13,860
  - services                   250,000            250           --              --            19,750
Issuance of treasury
  stock to employees              --             --             --              --          (952,500)
Mark marketable
  securities to market            --             --             --              --              --
Warrant expense                   --             --             --              --            31,969
Conversion of
  Class B stock into
  Class A stock              2,262,223          2,262     (2,262,223)         (2,262)           --
Net loss                          --             --             --              --              --
                          ------------   ------------   ------------    ------------    ------------
Balances at
  December 31, 2002         23,427,052         23,427      1,378,016           1,378      32,458,523

Shares issued for:
  - exercise of options        800,000            800           --              --            79,200
  - payment of interest        184,290            184           --              --            18,245
  - debt                     2,237,419          2,237           --              --           220,390
  - services                 2,673,751          2,674           --              --           263,726
Mark marketable
  securities to market            --             --             --              --              --
Conversion of
  Class B stock into
  Class A stock                101,580            102       (101,580)           (102)           --
Net loss                          --             --             --              --              --
                          ------------   ------------   ------------    ------------    ------------

Balances at
  December 31, 2003         29,424,092   $     29,424      1,276,436    $      1,276    $ 33,040,084
                          ============   ============   ============    ============    ============

                                                                                         (Continued)


                           See summary of significant accounting policies
                                 and notes to financial statements.



                                      EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                Years Ended December 31, 2002 and 2003



                                          Accumulated
                                              Other                          Total          Compre-
                                         Comprehensive                    Stockholders'     hensive
                          Accumulated        Income         Treasury         Equity          Income
                             Deficit         (Loss)          Stock          (Deficit)        (Loss)
                          ------------    ------------    ------------    ------------    ------------
Balances at
December 31, 2001         $(24,149,364)   $     (9,973)   $ (1,125,000)   $  8,085,522    $       --

Shares issued for:
  - exercise of options           --              --              --            14,000            --
  - services                      --              --              --            20,000            --
Issuance of treasury
  stock to employees              --              --         1,125,000         172,500            --
Mark marketable
  securities to market            --               584            --               584             584
Warrant expense                   --              --              --            31,969            --
Conversion of
  Class B stock into
  Class A stock                   --              --              --              --              --

Net loss                    (8,997,915)           --              --        (8,997,915)     (8,997,915)
                          ------------    ------------    ------------    ------------    ------------
Balances at
December 31, 2002          (33,147,279)         (9,389)           --        (  673,340)     (8,997,331)
                                                                                          ============
Shares issued for:
  - exercise of options           --              --              --            80,000    $       --
  - payment of interest           --              --              --            18,429            --
  - debt                          --              --              --           222,627            --
  - services                      --              --              --           266,400            --
Mark marketable
  securities to market            --              --              --              --              --
Conversion of
  Class B stock into
  Class A stock                   --              --              --              --              --
Net loss                     ( 287,342)           --              --          (287,342)       (287,342)
                          ------------    ------------    ------------    ------------    ------------
Balances at
December 31, 2003         $(33,434,621)   $     (9,389)   $       --      $   (373,226)   $   (287,342)
                          ============    ============    ============    ============    ============


                             See summary of significant accounting policies
                                   and notes to financial statements.


                            EMPIRE ENERGY CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended December 31, 2003 and 2002


                                                        2003           2002
                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                        $  (287,344)   $(8,997,915)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Common stock issued for services                266,400         20,000
        Stock options issued for services                18,429         31,969
        Treasury stock issued for services                 --          172,500
        Depreciation, depletion, amortization and
          Impairment                                     19,291      8,446,800
        Gain on disposal of assets                      (24,424)          --
        Gain on settlement of accounts payable          (46,757)          --
    Changes in:
        Accounts receivable                                 138         29,617
        Other assets                                     33,848         16,968
        Accounts payable and accrued expenses           (91,613)      ( 59,713)
                                                    -----------    -----------
NET CASH USED IN OPERATING ACTIVITIES                  (112,032)      (339,774)
                                                    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of oil and gas properties                     --         (  3,492)
    Sale of oil and gas properties                       12,500        310,105
                                                    -----------    -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                12,500        306,613
                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from notes payable                          12,105         38,981
    Payments on notes payable                              --         (  4,196)
    Payments on notes payable - related parties            --         ( 30,000)
    Proceeds from issuance of common stock                 --           14,000
    Exercise of stock options                            80,000           --
                                                    -----------    -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                92,105         18,785
                                                    -----------    -----------
NET CHANGE IN CASH                                    (   7,427)      ( 14,376)

CASH BALANCES
    -Beginning of period                                 10,597         24,973
                                                    -----------    -----------
    -End of period                                  $     3,170    $    10,597
                                                    ===========    ===========
SUPPLEMENTAL DISCLOSURES:
    Interest paid in cash                           $         0    $    21,544
NON CASH DISCLOSURES:
    Reduction of accounts payable for
      sale of assets                                $    16,313           --
    Stock issued for accounts payable                   109,627           --
    Stock issued for notes payable                      133,000


                 See summary of significant accounting policies
                       and notes to financial statements.

                            EMPIRE ENERGY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Empire Energy Corporation ("Empire") (formerly Medivest, Inc.) was incorporated in the State of Utah on November 10, 1983. Empire currently has no operations.

Empire commenced commercial activity in the oil and gas industry on May 17, 1999. The primary prospect was in Nicaragua. Empire also participated in an exploration program in Tennessee in 1999 and continuing until 2002. During 2000 and 2001, Empire acquired additional production and/or prospects in Texas, Oklahoma and Wyoming. During 2002, Empire sold most of its oil and gas properties and entered into an agreement to acquire Great South Land Minerals, Ltd. ("GSLM"), a Hobart, Tasmania (Australia) company. During 2003, Empire sold all properties, settled some debts and pursued the acquisition of GSLM. Under the terms of the merger agreement, 95% of the post-merger Empire stock will be held by the stockholders of GSLM and a new Board of Directors consisting of representatives of GSLM will be elected. GSLM's plan is to develop the potential oil and gas reserves of Tasmania.

Principles of consolidation. The consolidated financial statements include the accounts of Empire and its wholly owned subsidiaries Empire Exchangeco Ltd., Commonwealth Energy (USA), Blue Mountain Resources, and Alberta 638260. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash and cash equivalents. For purposes of the statements of cash flows, cash equivalents include all highly liquid investments with original maturities of three months or less.

Use of Estimates. The preparation of these financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition. Empire recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is delivered.

Marketable securities and accumulated other comprehensive loss. Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss, net of applicable income taxes. Costs of securities sold are recognized using the specific identification method.

Furniture and equipment. Expenditures for furniture and equipment are recorded at cost. Improvements which extend the economic life of such assets are capitalized. Expenditures for maintenance and repairs are charged to expense. Depreciation is provided over the estimated useful lives of the related assets, which range from 5 to 7 years, using the straight-line method for financial accounting purposes.

Impairment of long-lived assets. Empire reviews its long-lived assets whenever events or changes in circumstances indicate the carrying amount may not be recoverable. In 2003, Empire determined that future cash flows were less than the carrying value of all remaining fixed assets, resulting in impairment expense of $12,412.

Oil and gas properties. Empire follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. No internal overhead costs have been capitalized to date. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties. In 2003 and 2002, Empire recorded an impairment expense of $0 and $8,404,873, respectively, to write off costs of completed wells to the extent that those costs exceeded the "ceiling test". Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized to the extent that the properties were producing. Non-producing properties not subject to amortization and are charged to expense when abandoned.

Income taxes. Empire recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. Empire provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Stock-Based Compensation. Empire has a stock-based compensation plan, which is described more fully in Note 7. Empire accounts for stock-based compensation under the intrinsic value method. Under this method, Empire recognizes no compensation expense for stock options granted when the number of underlying shares is known and exercise price of the option is greater than or equal to the fair market value of the stock on the date of grant. The following table illustrates the effect on net loss and net loss per share if Empire had applied the fair value provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

In 2003, the board of directors approved the issuance of 800,000 one year options to purchase Empire common stock for $.10 per share to an officer. The options issued were accounted for under the intrinsic value method, therefore there was no compensation expense recorded for the fair value of those options. See pro forma results below.

                                                   2003           2002
                                               -----------    -----------
      Net loss as reported                    $  (287,342)   $(8,997,915)
      Less: stock based compensation
         determined under fair value-
         based method                              (59,679)    (   30,251)
                                               -----------    -----------
         Pro forma net loss                    $  (347,021)   $(9,028,166)
                                               ===========    ===========
      Basic and diluted net loss
         per common share:
         As reported                           $      (.01)   $      (.41)
         Pro forma                                    (.01)          (.41)


The weighted average fair value of the stock options granted during 2003 and 2002 was $.10 and $.10, respectively. Variables used in the Black-Scholes option-pricing model include (1) 3% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 159% and 157%, respectively, and (4) zero expected dividends.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the absence of common stock equivalents.

Recently issued accounting pronouncements. Empire does not expect the adoption of recently issued accounting pronouncements to have a significant impact on Empire's results of operations, financial position or cash flow.


NOTE 2 - GOING CONCERN

During 2003 and 2002, Empire incurred losses totaling $287,342 and $8,997,915, respectively, and at December 31, 2003 had a working capital deficit of $373,226. Because of these conditions, Empire will require additional working capital to develop and/or renew its business operations.

Empire intends to raise additional working capital either through private placements, public offerings and/or bank financing.

These conditions raise substantial doubt about Empire's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Empire be unable to continue as a going concern.


NOTE 3 - ACCOUNTS PAYABLE

In 2003, Empire settled $127,807 in debt by issuing 805,000 shares of common stock valued at $81,050, resulting in a gain of $46,757.

NOTE 4 - NOTE PAYABLE TO SHAREHOLDER

As of December 31, 2002, Empire owed a shareholder $100,895. In 2003, the shareholder loaned Empire an additional $12,105. In 2003, Empire issued 1,130,000 shares for payment of the $113,000 note payable and 161,790 shares for payment of interest of $16,179. No amounts were due as of December 31, 2003.


NOTE 5 - NOTE PAYABLE

As of December 31, 2003, Empire owed $34,785 to a third party. Monthly payments of $3,207 were required. The note is in default which triggered an increase in interest from 10% to 18%. The note is unsecured.


NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2003, are as follows:

       Deferred tax asset                               $ 2,200,000
       Less:  valuation allowance                        (2,200,000)
                                                        -----------
       Net current deferred tax assets                  $         0
                                                        ===========

As of December 31, 2003, Empire had net operating loss carryforwards of approximately $6,500,000. Available carryforwards expire 15 to 20 years from when incurred.

When Empire acquired Commonwealth Energy in 2001, one of Commonwealth's wholly owned Canadian subsidiaries, Alberta 638260, owed income taxes for 2000 of $31,000, and an estimated liability for 2001 of $42,000. Both amounts remain unpaid. Alberta 638260 has no assets or other liabilities as of December 31, 2003.


NOTE 7 - STOCKHOLDERS' DEFICIT

In 2003 Empire issued the following Class A common stock:

     o    2,237,419 sharesof common stock for debt totaling $222,627
     o    184,290 shares of common stock for interest totaling $18,429
     o    2,673,751 shares of common stock forcompensation totaling $266,935
     o 800,000 shares of common stock for options exercised at $.10 per share for total proceeds of $80,000
     o    101,580 shares for the conversion of 101,580 Class B common shares

In November 2002, Empire issued 250,000 shares of common stock to an unrelated consultant for services valued at $20,000.

In July 2002, Empire issued 750,000 shares of treasury common stock to the Empire's then president, Bryan Ferguson, for services valued at $172,500.

During 2002, 2,262,223 shares of Class B convertible common stock were converted into shares of Class A common stock.



NOTE 8 - OPTIONS/WARRANTS

Empire has 2,500,000 shares of Empire's class A common stock authorized for issuance under Empire's 1999 Stock Plan (the "Plan"). The Plan provides Empire's class A common stock for the (1) granting of incentive stock options to employees and officers of Empire, (2) granting nonqualified stock options to directors, officers, employees and consultants and to receive stock appreciation rights pursuant to such nonqualified options, (3) granting awards of stock to directors, officers, employees and consultants, and
(4) provide opportunities for directors, officers, employees and consultants to make direct purchases of stock. The Plan is administered by a committee appointed by the Board of Directors (Committee), and requires that incentive stock options be granted at an exercise price of 100% of the fair value of the common stock of Empire on the date of the grant. Nonqualified options may be granted at exercise prices and terms as determined by the Committee. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of 110% of the fair value of the common stock on the date of the grant. The options are immediately exercisable after the date of grant or upon vesting and expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock.

All options are fully vested at December 31, 2003 and expire on March 23, 2004.
The following is a summary of the options granted under the Plan:

                                        2003                              2002
                               ----------------------             ----------------------
                                             Weighted                           Weighted
                                              Average                            Average
                                Shares         Price              Shares          Price
                               ----------      -----              ---------        ----
     Options outstanding:
       Beginning of year          362,000      $ .87              1,150,500        $.91
       Options granted            800,000        .10                280,000         .14
       Options exercised         (800,000)     ( .10)              (140,000)       (.10)
       Options expired           ( 12,000)     (2.00)              (928,500)       (.85)
                               ----------      -----              ---------        ----
       End of year                350,000      $ .60                362,000        $.87
                               ----------      -----              =========        ====
       Options exercisable        350,000      $ .60                362,000        $.87
                               ==========      =====              =========        ====

The following table summarizes information about stock options outstanding at December 31, 2003:


                              OPTIONS OUTSTANDING                                          OPTIONS EXERCISABLE
--------------------------------------------------------------------------------    -----------------------------------
                                                   Weighted         Weighted                                Weighted
  Range of Exercise             Number             Average           Average                                Average
       Prices                 Outstanding         Remaining         Exercise         Exercisable at         Exercise
                               12/31/03              Life             Price             12/31/03             Price
----------------------     ------------------    -------------    --------------    ------------------    -------------
                $ .60                350,000           .23 yr             $ .60               350,000            $ .60

In 2001, Empire made the following modifications to outstanding awards: (1) the exercise price for 100,000 options granted to employees in 2000 was lowered from $2.50 to the current market price of $1.00, (2) all unvested director, officer and employee options outstanding at the time of the Commonwealth acquisition became vested, (3) for a 45 day period ending December 20, 2001 the exercise price for all outstanding options and warrants was temporarily lowered to $0.15, the then current market price.




These modifications resulted in the following: (1) Options granted to employees and accounted for under the provisions of APB No. 25 are no longer considered fixed awards. Compensation expense will be calculated each period based on the excess of current market price over exercise price, if any, until such awards are exercised, forfeited or cancelled. In 2003, the market price was less than the exercise price for all options, and as a result no additional compensation expense has been recorded. (2) Options granted to non-employees and accounted for under the provisions of FAS NO.123 have been accounted for using modification accounting, in which the value of the options immediately before the modification is determined and compared to the value of the options immediately after the modification. The incremental cost, if any, is recognized as additional expense. No additional expense was recognized in 2002 or 2003.

Empire accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model. No options or warrants were issued in 2002 or 2003 to non-employees.
The following is a summary of warrant activity:

                                             2003                      2002
                                    ----------------------     ----------------------
                                                  Weighted                   Weighted
                                                   Average                    Average
                                     Shares         Price      Shares          Price
                                    ----------      -----      ---------        ----
     Warrants outstanding:
       Beginning of year             1,736,607      $ .35      1,736,607        $.35
       Warrants granted                      -          -              -           -
       Warrants exercised                    -          -              -           -
       Warrants expired                      -          -              -           -
                                    ----------      -----      ---------        ----
       End of year                   1,736,607      $ .35      1,736,607        $.35
                                    ----------      -----      =========        ====
       Warrants exercisable          1,736,607      $ .35      1,736,607        $.35
                                    ==========      =====      =========        ====

The warrants have a weighted average remaining contractual life of 2.0 years, are fully vested, and have a weighted average exercise price of $0.35. During
2002 the exercise price on the 1,250,000 Centurion warrants was lowered from $0.70 to $0.08 per the warrant terms, as previously discussed.


NOTE 9 - COMMITMENTS AND CONTINGENCIES

Centurion Private Equity, LLC

In November 2001, Empire entered into an investment agreement ("Investment
Agreement") with Centurion Private Equity, LLC ("Centurion"). The investment agreement entitles Empire to issue and sell its common stock for up to an aggregate of $15 million under certain conditions during a three-year period.
This is also referred to as a put right. The three-year period began with the SB-2/A registration statement that was filed with the SEC dated January 31, 2002. Empire must give at least ten business days but not more than twenty business days advance notice to Centurion of the date on which it intends to exercise a particular put right and it must indicate the number of shares of common stock it intends to sell to Centurion. At its option, Empire may also designate a maximum dollar amount of common stock (not to exceed $2 million) which it will sell to Centurion during the put and/or a minimum purchase price per common share at which Centurion may purchase shares during the put. The number of common shares sold to Centurion may not exceed 15% of the aggregate daily reported trading volume during a period which begins on the business day immediately following the day Empire invoked the put right and ends on and includes the day which is twenty business days after the date it invoked the put right.

Centurion will purchase the shares from Empire at a discount at the stock's current market price for each share of common stock under the put. If the market price is less than $0.50 per share, the discount equals $0.05 per share; and if the market price is $0.50 or greater, the discount equals $0.075 per share. Market price is defined as the average of the three daily volume weighted average prices for the common stock during the applicable pricing period which consists of two consecutive ten business day periods following the date notice of the put was provided to Centurion. However, the market price may not be less than the designated minimum per share price, if any, that Empire indicated in its notice.

In connection with the Investment Agreement, Empire issued and delivered to Centurion a warrant to purchase 1,250,000 shares of common stock. The warrant had an initial exercise price of $0.70 per share. The warrant has semi-annual reset provisions. The initial reset occurred on January 2, 2002. The exercise price shall reset to the market price (but in any event shall not be less than $0.50 per share). After the initial reset on January 1, 2002, the exercise price can be reset to less than $0.50 per share. The reset provision provides that the exercise price can only be decreased under the reset provisions and cannot be increased. On October 15, 2002, the warrants reset to a price of $0.08 per share. This resulted in an additional expense of $31,969 recorded in 2002. The warrants are fully exercisable at the date the S-B/2 registration statement was filed and have a term beginning on the date of issuance and ending five years thereafter. As of April 5, 2004 Empire has not put any shares to Centurion. The Warrants were originally valued at approximately $185,000 using the Black-Scholes option pricing model with the following assumptions: exercise price of $0.70, expected life of 5 years, estimated volatility of 116.5% and a risk-free rate of 4.5%. These warrants may be subject to modification accounting in the future if the exercise price resets.

Anadarko Energy Services Company

During August 2001 Empire agreed to sell the gas production from its Bedsole #1 well in Leon County, Texas to Anadarko Energy Services Company. The primary term of the agreement was two years and can be extended year to year thereafter, subject to a 30 day notice of cancellation. The gas price is an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas is delivered during the primary term of the contract the price reduction is eliminated. If Empire does not deliver 200,000 MMBTU's during the primary term Empire must pay $0.30 per MMBTU for any shortage. The property was sold to Carr Resources in August 2002 but the potential liability from the gas contract remained with Empire. Carr drilled an additional productive well on the unit in September 2002, which will reduce the required production. From August, 2001 through February, 2003, both wells had a combined production of 77,744 MMBTU's.

Industria Oklahoma-Nicaragua, S.A.

Empire acquired a 51% interest in the Industria Oklahoma-Nicaragua, S.A. ("ION"), a Nicaraguan subsidiary, which has been pre-qualified in that country to bid on oil and gas concessions. Empire also agreed to pay for various expenses including two-thirds of well costs up to $1,000,000. During 2002, bidding for certain tracts was successful by ION but our ownership participation is in dispute. During 2003 and 2002, Empire expensed $1,500 and $35,000, respectively of costs associated with pursuing the concessions.

Litigation

Several lawsuits were filed against Empire during 2002. No lawsuits were filed against Empire during 2003.

Lang Michener filed a lawsuit against Empire during 2002 in the Supreme Court of British Columbia, Canada for unpaid legal services in the amount of CAN$123,517.44 related to the Commonwealth merger in 2001. Lang Michener has obtained a judgment against Empire for the amount due. This liability was settled in 2003 with issuance of 450,000 shares of common stock.

Co-Operative Trust Company of Canada doing business as Culease Financial Services filed a lawsuit during 2002 in the Supreme Court of British Columbia, Canada against Empire and former Commonwealth officers Lorne Torhjelm and Robert Stewart for unpaid invoices related to equipment that was being leased on Empire's Oklahoma properties. On August 23, 2002, Culease obtained a Default Judgment in the amount of CAN$34,315.82 plus interest and cost of CAN$1,427.53. During March 2003, Empire's liability relating to this lawsuit was assigned, by letter agreement, to Lorne Torhjelm, a former Company director.

Moylan Construction Company filed a lawsuit in the District Court of Leon County, Texas against Empire during 2002 for breach of contract and is seeking payment of invoices incurred on the Bedsole Gas Unit in Leon County, Texas in the amount of $15,126 plus cost and interest.

During the third quarter 2002, a lawsuit was filed against Empire by the Parker County Appraisal District for unpaid property taxes in the amount of $17,332, plus cost, related to the properties in Parker County, Texas. The current operator of the properties, Double Eagle Petroleum Corp., is also a named defendant and as co-owner in the properties is responsible for a portion of the liability. This matter was settled in conjunction with the sale of the property in 2003.

Grant Thornton LLP filed a Writ of Summons and Statement of Claim against Empire Exchangeco Ltd., formerly Commonwealth Energy Corp., on January 29, 2003, in the Supreme Court of British Columbia, Canada for outstanding invoices related to the Commonwealth merger in 2001 in the amount of CN$53,030.92 plus interest and cost. This matter was settled in 2003 with issuance of 300,000 shares of common stock.

In the fourth quarter of 2000, Empire entered into a three-year office lease with an unrelated third party. The rental payment is $4,519 per month and continued through November 30, 2003. Empire paid $48,118 of rent in 2003. Empire has no non-cancelable operating leases at December 31, 2003.

NOTE 10 - GAIN ON SALE/GAIN ON SETTLEMENT OF ACCOUNTS PAYABLE

In 2003, Empire sold one oil and gas interest for $12,500 cash and reduction of accounts payable of $11,314. Due to prior year impairment, Empire had no basis in the property and recorded a gain on the sale of $23,814.

In 2003, Empire sold fixed assets for reduction of accounts payable of $5,000. The basis of the assets sold was $4,390 resulting in a gain of $610.

In 2003, Empire settled $127,807 of debt by issuing 805,000 shares of common stock valued at $81,050 resulting in a gain of $46,757.


NOTE 11 - SUBSEQUENT EVENTS

In 2004, Empire approved a 1 for 10 reverse stock split.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Empire Energy Corporation



                                            By:  /s/  John C. Garrison
                                               --------------------------------
                                                      John C. Garrison
                                                      Chief Executive Officer,
                                                      Chief Financial Officer
                                                      and Director

                                            Dated:  May 12, 2003

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                                Date
----------                    -----                                ----

/s/  John C. Garrison         Chief Executive Officer,             May 12, 2004
------------------------      Chief Financial Officer
     John C. Garrison         and Director