Form 10QSB
period 2004-03-31
EMPIRE ENERGY CORP
filed 2004-05-24
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 2004

                         Commission File Number: 1-10077

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                         F/K/A EMPIRE ENERGY CORPORATION
                         -------------------------------
                 (Name of small business issuer in its charter)

                 Nevada                                    87-0401761
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification number)

              11011 King Street, Suite 260, Overland Park, KS 66210
               (Address of Principal Executive offices) (Zip Code)

                    Issuer's telephone number: (913) 469-5615

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

     There were 2,947,308 shares of Class A common stock $.001 par value outstanding as of May 7, 2003. There were also 122,745 shares of Class B common stock $.001 par value and 122,745 shares of paired convertible Exchangeco stock outstanding as of May 7, 2004.

     Transitional Small Business Format (check one); Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Forward-Look Statements

     This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company's ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

     These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o    risks and uncertainties;
     o    general economic and business conditions;
     o    the business opportunity that may be presented to and pursued by us;
     o changes in laws or regulations and other factors, many of which are beyond our control; and
     o    ability to obtain financing on favorable conditions.

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

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                     CONSOLIDATED BALANCE SHEET (Unaudited)
                                 March 31, 2004


ASSETS

Total assets                                                       $       --
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                          $    317,409
    Income tax payable                                                   72,861
    Note payable                                                         34,785
                                                                   ------------
       Total current liabilities                                        425,055
                                                                   ------------
Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 100,000,000 shares authorized:
       Class A, 2,947,308 shares issued or outstanding                   29,473
       Class B, 122,745 shares issued and outstanding                     1,228
    Additional paid in capital                                       33,040,084
    Accumulated other comprehensive loss
    Retained deficit                                                (33,495,840)
                                                                   ------------
       Total Stockholders Deficit                                      (425,055)
                                                                   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                  $       --
                                                                   ============

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                 CONSOLIDATED STATEMENTS OF EXPENSES (Unaudited)
                   Three Months Ended March 31, 2004 and 2003




                                                       2004            2003
                                                   ------------    ------------
Expenses:
  Depreciation, depletion, amortization and
    impairment                                     $       --      $      1,992
  General and administrative expense                     48,500          61,845
    Interest expense                                      1,543           4,637
  Gain on settlement of payable                            --            (8,000)
  Gain on sale of properties                               --           (23,814)
  Loss on marketable securities                          11,174            --
                                                   ------------    ------------
       NET LOSS                                    $    (61,217)   $    (36,660)
                                                   ============    ============

Basic and diluted loss per common share            $       (.02)   $       (.02)

Weighted average common shares outstanding            2,947,308       2,343,288

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                   Three Months Ended March 31, 2004 and 2003


                                                            2004         2003
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                              $(61,217)    $(36,660)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation, depletion, amortization and
          Impairment                                          --          1,992
        Loss on marketable securities                       11,174         --
    Changes in:
      Accounts receivable                                     --           (133)
      Accounts payable and accrued expenses                 46,873       23,003

                                                          --------     --------
NET CASH USED IN OPERATING ACTIVITIES                       (3,170)     (11,798)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of oil and gas properties                          --         12,500
                                                          --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     --         12,500
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Payments on notes payable - related parties               --          1,500
                                                          --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                     --          1,500
                                                          --------     --------
NET CHANGE IN CASH                                          (3,170)       2,202

CASH BALANCES
    -Beginning of period                                     3,170       10,597
                                                          --------     --------
    -End of period                                        $   --       $ 12,799
                                                          ========     ========

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empire Energy Corporation International (formerly known as Empire Energy Corporation) ("Empire") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

Effective April 12, 2004, Empire changed its name from Empire Energy Corporation to Empire Energy Corporation International, increased the authorized shares from 50 million to 100 million and effected a 1 for 10 reverse stock split. All per-share amounts and the number of shares outstanding in these financial statements have been restated for the stock split.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company on terms that would be beneficial to the stockholders. As of March 31, 2004, the Company has disposed of the major portion of its oil and gas properties.

     In order to resolve the Company's remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project, the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval which was obtained at a shareholder's meeting held March 29, 2004. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by designees of GSLM.

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

Results of Operations

     During the quarter ended March 31, 2004, the Company generated $0 in revenue from the sale of oil and gas from its wells and incurred $0 in lease operating expense and $0 of production and Ad Valorem taxes. The Company generated a loss of $61,217 by incurring general & administrative expenses that include non-cash expenses of accrued salaries and other accruals of $48,500. During the quarter ended March 31, 2003, the Company generated $0 in revenue from the sale of oil and gas from its wells and incurred $0 in lease operating expense and $0 of production and Ad Valorem taxes related to these wells. The Company generated a loss of $36,660 from general and administrative expenses.

Liquidity and Capital Resources

     On March 31, 2004, the Company had no cash, accounts receivable or marketable securities and $425,055 in total liabilities. The liabilities include $34,785 of notes payable, and $317,409 of accounts payable and accruals. A substantial portion of the remaining current liabilities represent cost incurred during 2001 related to the Commonwealth acquisition and well development costs. Net cash used in operating activities for the quarter ended March 31, 2004 was $3,170 compared to $11,798 for the quarter ended March 31, 2003. Net cash provided by investing activities was $0 for the quarter ended March 31, 2004 and $12,500 for the quarter ended March 31, 2003. Net cash provided by financing activities was $0 for the quarter ended March 31, 2004 compared to $1,500 for the quarter ended March 31, 2003.

     Since the Company has incurred significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital the Board of Directors approved a change in the Company's direction during 2002. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of March 31, 2004, the Company has disposed of the major portion of the oil and gas properties.

     In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction was approved by the shareholders at a meeting on March 29, 2004. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. All other assets will either be sold prior to closing or will be assigned to Norman Peterson, the current CEO of Empire. Empire has agreed that at closing they will not have liabilities in excess of $250,000 and will not be a party to any litigation. GSLM agreed that Empire could issue up to 4,000,000 restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities in excess of the $250,000. In exchange for assuming these liabilities Mr. Peterson will receive 500,000 options to purchase post-closing Empire shares at $10.00 per share for a period of two years. The Board also approved that the 750,000 shares of treasury stock be transferred to Bryan Ferguson, the President of Empire at the time, as a bonus for negotiating the transaction. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by designees of GSLM.

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

Present Activities:

     The Company is pursuing the GSLM acquisition while maintaining its corporate existence and working to settle its liabilities.

Item 3. Controls and Procedures

     We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-QSB. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

     Moylan Construction Company filed a lawsuit in the District Court of Leon County, Texas against the Company during 2002 for breach of contract and is seeking payment of invoices incurred on the Bedsole Gas Unit in Leon County, Texas in the amount of $15,126 plus cost and interest.

     The Company anticipates that the remaining claims, would be resolved under the terms of the GSLM merger. While the Company believes the GSLM merger will be completed there is no assurance that the merger will actually be completed. See
Item 6 for additional GSLM information.

Item 2. Changes in Securities.

     On March 29,. 2004, the Company's shareholders approve the proposal to redomicile the Company into the state of Nevada and as part of the redomiciliation to issue one (1) new share of the Nevada corporation for each ten (10) shares of the old corporation issued and outstanding at the effective date. The certificates of merger were filed and the transaction became effective on April 26, 2004. After which date our securities began trading on the OTC Bulletin Board under our new symbol of EEGC, which reflected the reverse split of our securities and the new name, Empire Energy Corporation International. Since the effective date of the transaction is subsequent to the date of the financial statements, the financial statements reflect the number of shares issued and outstanding on a pre-split basis.

Item 4. Submission of Matters to a Vote of Security Holders.

The Company obtained approval of the following matters at a shareholders meeting on March 29, 2004 that are required to enable the acquisition of GSLM:

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

Item 6. Exhibits and Reports on Form 8-K.

     (a)  The following exhibits are furnished as part of this report:

          1.   Exhibit 31     Certification required by Section 302 of the
                              Sarbanes-Oxley Act of 2002.

          2.   Exhibit 32     Certification required by Section 906 of the
                              Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K: None



SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         Empire Energy Corporation



                                         By: /s/ John C. Garrison
                                         ------------------------
                                         John C. Garrison
                                         Chief Executive Officer and Principal
                                         Financial Officer