Form 10QSB
period 2004-06-30
EMPIRE ENERGY CORP
filed 2004-09-17
CIK 788206

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                 For the quarterly period ended: June 30, 2004

                         Commission File Number: 1-10077

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                         F/K/A EMPIRE ENERGY CORPORATION
                         -------------------------------
                 (Name of small business issuer in its charter)

                 Nevada                                    87-0401761
      ------------------------------                     ---------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                 Identification number)

              11011 King Street, Suite 260, Overland Park, KS 66210
                --------------------------------------      --------
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

Yes [X] No [ ]

     There were 2,952,234 shares of Class A common stock $.001 par value outstanding as of June 30, 2004. There were also 118,306 shares of Class B common stock $.001 par value and 118,306 shares of paired convertible Exchangeco stock outstanding as of June 30, 2004.

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

     These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

     o    ability to obtain financing on favorable conditions;
     o the likelihood of success of the business opportunity that is being pursued by us;
     o    risks and uncertainties;
     o    general economic and business conditions; and
     o changes in laws or regulations and other factors, many of which are beyond our control.

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

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                           CONSOLIDATED BALANCE SHEET
                                  June 30, 2004


ASSETS

Cash                                                               $      2,358
                                                                   ------------
Total assets                                                       $      2,358
                                                                   ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable and accrued expenses                          $    722,254
    Income tax payable                                                   72,861
    Note payable                                                         34,785
    Loans payable - related parties                                      16,521
                                                                   ------------
       Total current liabilities                                        846,421
                                                                   ------------
Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 100,000,000 shares authorized:
       Class A, 2,952,234 shares issued or outstanding                    2,952
       Class B, 118,306 shares issued and outstanding                       118
    Additional paid in capital                                       33,067,824
    Retained deficit                                                (33,914,957)
                                                                   ------------
       Total Stockholders Deficit                                      (844,063)
                                                                   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                  $      2,358
                                                                   ============

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                       CONSOLIDATED STATEMENTS OF EXPENSES
                   Three Months Ended June 30, 2004 and 2003




                                                       2004            2003
                                                   ------------    ------------
Expenses:
  Lease operating expense                          $       --      $     10,000
  Depreciation, depletion, amortization and
    impairment                                             --             1,871
  Stock based compensation                                 --            83,500
  General and administrative expense                    417,466          48,325
  Interest expense                                        1,652           4,689
  Gain on settlement of payable                            --           (38,757)
                                                   ------------    ------------
       NET LOSS                                    $   (419,118)   $   (109,628)
                                                   ============    ============

Basic and diluted loss per common share            $       (.14)   $       (.05)

Weighted average common shares outstanding            2,951,610       2,385,317

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                       CONSOLIDATED STATEMENTS OF EXPENSES
                    Six Months Ended June 30, 2004 and 2003




                                                       2004            2003
                                                   ------------    ------------
Expenses:
  Lease operating expense                          $       --      $     10,000
  Depreciation, depletion, amortization and
    impairment                                             --             3,863
  Stock based compensation                                 --            83,500
  General and administrative expense                    465,966         110,170
  Interest expense                                        3,195           9,326
  Gain on settlement of payable                            --           (46,757)
  Gain on sale of properties                               --           (23,814)
  Loss on marketable securities                          11,174            --
                                                   ------------    ------------
       NET LOSS                                    $   (480,335)   $   (146,288)
                                                   ============    ============

Basic and diluted loss per common share            $       (.16)   $       (.06)

Weighted average common shares outstanding            2,947,748       2,364,419

                     EMPIRE ENERGY CORPORATION INTERNATIONAL
                  (formerly known as Empire Energy Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 2004 and 2003


                                                            2004         2003
                                                          --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                             $(480,335)   $(146,288)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Common stock issued for expense                       --         83,500
        Depreciation, depletion, amortization and
          impairment                                          --          3,863
        Imputed interest                                       109         --
        Gain on settlement of payable                         --        (46,757)
        Gain on sale of properties                            --        (23,814)
        Loss on marketable securities                       11,174         --
    Changes in:
      Accounts receivable                                     --           (268)
      Accounts payable and accrued expenses                451,719       65,396

                                                          --------     --------
NET CASH USED IN OPERATING ACTIVITIES                      (17,333)     (64,368)
                                                          --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of oil and gas properties                          --         12,500
                                                          --------     --------
NET CASH PROVIDED BY INVESTING ACTIVITIES                     --         12,500
                                                          --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds on notes payable - related parties             16,521        1,500
    Proceeds from issuance of common stock                    --         70,000
                                                          --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                   16,521       71,500
                                                          --------     --------
NET CHANGE IN CASH                                            (812)      19,632

CASH BALANCES
    -Beginning of period                                     3,170       10,597
                                                          --------     --------
    -End of period                                        $  2,358     $ 30,229
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


NOTE 2 - CONSULTING AGREEMENT

In June 2004, Empire entered into a verbal consulting agreement. The agreement is for $250,000 and is payable on demand without interest. The $250,000 is reflected in accounts payable as of June 30, 2004.

NOTE 3 - SUBSEQUENT EVENT

     On July 2, 2004, Empire merged with Bob Owen & Company, Inc., a Kansas corporation ("BOCI"). As a result of the merger, BOCI became a wholly-owned subsidiary of Empire and all outstanding shares of BOCI capital stock held by its sole stockholder were converted into 100,000 shares of Empire common stock. BOCI is a private, development stage company formed to pursue opportunities for investment in the area of real estate and oil and gas and had immaterial assets and liabilities as of July 2, 2004, other than its rights and obligations under and proceeds from debentures issued in conjunction with the merger.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     During 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company on terms that would be beneficial to the stockholders. As of June 30, 2004, the Company has disposed of the major portion of its oil and gas properties.

     In order to resolve the Company's remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project, the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. Approval of the Company's shareholders was obtained at a shareholder's meeting held March 29, 2004. Approval of GSLM shareholders is pending approval of disclosure documents by Australian regulators. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing which was completed April 12, 2004. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. In anticipation of this merger, all other assets have been sold or assigned to Norman Peterson, the former CEO of Empire. Mr. Peterson has agreed to assume all liabilities of Empire incurred through his date of resignation, March 30, 2004 and assume ownership of the Company's wholly owned subsidiaries. GSLM agreed that Empire could issue up to a total of 3,100,000 (post split) restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any remaining liabilities. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by designees of GSLM.

     In anticipation of the GSLM merger, Empire entered into a merger with Bob Owen & Company, Inc. ("BOCI"), including assumption of a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger. This arrangement is more fully described in the notes to financial statements.

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

Results of Operations

     During the quarter ended June 30, 2004, the Company generated no revenue. The Company generated a loss of $419,118 by incurring general & administrative expenses of $417,466, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing. During the quarter ended June 30, 2003, the Company generated no revenue but incurred $10,000 in lease operating expense on wells that had been disposed. The Company generated a loss of $109,628 primarily by incurring $48,325 from general and administrative expenses and $83,500 in compensation paid in common stock while management worked to sell assets and reduce or settle liabilities. These expenses were offset by gains of $38,757 recorded from the settlement of liabilities.

     During the six months ended June 30, 2004, the Company generated no revenue. The Company generated a loss of $480,335 by incurring general & administrative expenses of $465,966, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing. During the six months ended June 30, 2003, the Company generated no revenue but incurred $10,000 in lease operating expense on wells that had been disposed. The Company generated a loss of $146,288 primarily by incurring $110,170 from general and administrative expenses and $83,500 in compensation paid in common stock while management worked to sell assets and reduce or settle liabilities. These expenses were offset by gains of $46,757 recorded from the settlement of liabilities and gains of $23,814 from the sale of properties.


Liquidity and Capital Resources

     On June 30, 2004, the Company had $2,358 in cash and total assets and $846,421 in total liabilities. The liabilities include $34,785 of notes payable, $16,521 in related party loans payable and $722,254 of accounts payable and accruals. Net cash used in operating activities for the six months ended June 30, 2004 was $17,333 compared to $64,368 for the six months ended June 30, 2003. Net cash provided by investing activities was $0 for the six months ended June 30, 2004 and $12,500 for the six months ended June 30, 2003. Net cash provided by financing activities was $16,521 for the six months ended June 30, 2004 compared to $71,500 for the six months ended June 30, 2003.

     Since the Company has incurred significant operating losses, continued cash flow challenges, a depressed stock price, and the inability to raise either debt or equity capital the Board of Directors approved a change in the Company's direction during 2002. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of June 30, 2004, the Company has disposed of all of the oil and gas properties.

     In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction was approved by the Company's shareholders at a meeting on March 29, 2004. Approval by GSLM shareholders is pending acceptance of documentation by Australian regulators. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock that was completed April 12, 2004. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. In anticipation of the merger, all other assets have been either sold or assigned to Norman Peterson, the former CEO of Empire. Empire has agreed that at closing it will not have liabilities and will not be a party to any litigation. GSLM agreed that Empire could issue up to a total of 3,100,000 (post-split) restricted Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities incurred prior to his resignation. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by designees of GSLM.

     In anticipation of the GSLM merger, Empire entered into a merger with BOCI, including assumption of a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger. This arrangement is more fully described in the notes to financial statements.

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

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-QSB. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities.

     On March 29, 2004, the Company's shareholders approved the proposal to redomicile the Company into the state of Nevada and as part of the redomiciliation to issue one (1) new share of the Nevada corporation for each ten (10) shares of the old corporation issued and outstanding at the effective date. The certificates of merger were filed and the transaction became effective on April 26, 2004. After which date our securities began trading on the OTC Bulletin Board under our new symbol of EEGC, which reflected the reverse split of our securities and the new name, Empire Energy Corporation International. Since the effective date of the transaction is subsequent to the date of the financial statements, the financial statements reflect the number of shares issued and outstanding on a pre-split basis.

     On July 2, 2004, Empire merged with Bob Owen & Company, Inc., a Kansas corporation ("BOCI"). As a result of the merger, BOCI became a wholly-owned subsidiary of Empire and all outstanding shares of BOCI capital stock held by its sole stockholder were converted into 100,000 shares of Empire common stock. BOCI is a private, development stage company formed to pursue opportunities for investment in the area of real estate and oil and gas and had immaterial assets and liabilities as of July 2, 2004, other than its rights and obligations under and proceeds from the debentures described below.

     Immediately prior to the merger, BOCI entered into a Convertible Debenture Purchase Agreement (the "Purchase Agreement"), dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which BOCI sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000 in a private placement pursuant to Rule 504 of Regulation D under the Securities Act of 1933, as amended. Two debentures in the aggregate principal amount of $500,000 were issued for gross proceeds of $500,000 in cash (the "Initial Debentures") and an additional debenture in the aggregate principal amount of $500,000 (the "Contingent Debenture" and collectively with the Initial Debentures, the "Debentures") were issued in exchange for a promissory note from HEM in the principal amount of $500,000 (the "Note"). Each of the Debentures has a maturity date of July 1, 2009, subject to earlier conversion or redemption pursuant to its terms, and bears interest at the rate of 1.5% per year, payable in cash or shares of common stock at the option of the holder of the Debentures. As a result of the merger, Empire has assumed the rights and obligations of BOCI in the private placement, including the gross proceeds raised through the sale of the Debentures, the Note issued by HEM to BOCI, and BOCI's obligations under the Debentures and the Purchase Agreement.

     As a result of the merger, $485,000 in principal of the Initial Debentures is now convertible into unrestricted shares of Empire common stock (the "Common Stock") at a conversion price that is the lower of $1.30 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. In addition, $15,000 in principal of the Initial Debentures is now convertible into unrestricted shares of Common Stock at a conversion price $0.01 per share.

     The $500,000 Contingent Debenture may not be converted, does not accrue interest, and is not subject to repayment at maturity unless and until (i) the closing per share bid price for the Common Stock has been at least $1.30 for thirty consecutive trading days at any time from July 2, 2004 to July 1, 2009;
(ii) a sufficient number of shares of Common Stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted Debentures; and
(iii) the Note has been paid in full by HEM. The Note becomes payable in full by HEM to Empire as soon as the Contingent Debenture becomes convertible and subject to repayment as described above. If and when the Contingent Debenture becomes convertible, it will be convertible into unrestricted shares of Empire Common Stock at a conversion price that is the lower of $1.30 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion.

     The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, Empire has placed 50,000,000 shares of Common Stock into escrow for potential issuance to HEM upon conversion of the Debentures.

     The Debentures may never be converted into an aggregate of more than 1,650,000 shares of Common Stock unless Empire elects to increase this maximum number. If the conversion rate of the Debentures would require Empire to issue more than an aggregate of 1,650,000 shares of Common Stock upon conversion of the Debentures and Empire has not elected to increase this maximum number, Empire will be required to redeem the unconverted amount of the Debentures for 120% of the principal amount thereof, plus accrued and unpaid interest.

     In addition, the Debentures may not be converted if after such conversion the holder would beneficially own more than 5% of Empire's then outstanding Common Stock, unless the holder waives this limitation by providing Empire 75 days prior notice.

     Empire has the right to redeem the Debentures, in whole or in part, at any time on 30 days advanced notice for 120% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, Empire receives debt or equity financing in an amount equal to or exceeding Five Million dollars ($5,000,000) in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), Empire is required to redeem the Debentures (including the Contingent Debenture) for 150% of the amount of the then outstanding Debentures. If trading in the Common Stock is suspended (other than suspensions of trading on such market or exchange generally or temporary suspensions pending the release of material information) for more than ten trading days, or if the Common Stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require Empire to redeem all then outstanding Debentures (including the Contingent Debenture) and any shares of Common Stock held by HEM through prior conversions at a price equal to the sum of the aggregate market value of the Common Stock then held by HEM, less the amount of the Note if not then repaid, through prior conversions plus the value of all unconverted Debentures then held by HEM, calculated in each case in the manner set forth in the Purchase Agreement. Empire would owe an interest penalty of 15% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

Until such time as it no longer holds any Debentures, neither HEM nor its affiliates may engage in any short sales of the Common Stock if there is no offsetting long position in the Common Stock then held by HEM or such affiliates.

Item 4. Submission of Matters to a Vote of Security Holders.

            None

Item 6. Exhibits and Reports on Form 8-K.

     (a) The following exhibits are furnished as part of this report:

          1. Exhibit 10.1 Convertible Debenture Purchase Agreement

          2. Exhibit 10.2 First Debenture A

          3. Exhibit 10.3 First Debenture B

          4. Exhibit 10.4 Second Debenture

          5. Exhibit 10.5 Agreement and Plan of Merger among
             Empire Energy EEGC Acquisition, Inc. and Bob Owen
             & Company, Inc.

          6. Exhibit 31 Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

          7. Exhibit 32 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K: None



                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Empire Energy Corporation



                                            By:  /s/  Malcolm Bendall
                                              ------------------------
                                                      Malcolm Bendall
                                                      Chief Executive Officer