Form 10QSB
period 2004-09-30
EMPIRE ENERGY CORP
filed 2004-12-13
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2004

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

     There were 3,460,088 shares of Class A common stock $.001 par value outstanding as of September 30, 2004. There were also 110, 093 shares of Class B common stock $.001 par value and 110, 093 shares of paired convertible Exchangeco stock outstanding as of September 30, 2004.

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

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                  (formerly known as Empire Energy Corporation)

                           CONSOLIDATED BALANCE SHEET

                                September 30, 2004

ASSETS

Cash                                                              $      18,641

                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

    Accounts payable and accrued expenses                          $    574,784

    Accounts payable to related parties

            27,150

    Income tax payable                                                   72,861

    Note payable                                                         34,785

    Convertible debentures                                               113,056

                                                                   ------------

       Total current liabilities                                         822,636

                                                                   ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 100,000,000 shares authorized:

       Class A, 3,460,088 shares issued or outstanding                    3,460

       Class B, 110,093 shares issued and outstanding                       110

    Additional paid in capital                                       33,571,409

    Retained deficit                                                (34,378,974)

                                                                   ------------

       Total Stockholders’ Deficit                                     (803,995)

                                                                   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT                 $     18,641

                                                                   ============

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                  (formerly known as Empire Energy Corporation)

                       CONSOLIDATED STATEMENTS OF EXPENSES

                   Three Months Ended September 30, 2004 and 2003

                                                       2004            2003

                                                   ------------    ------------

Expenses:

  Impairment                                       $    207,091    $      1,508

  General and administrative expense                    135,524          67,763

  Interest expense                                       121,402           1,687

                                                   ------------    ------------

       NET LOSS                                    $   (464,017)   $    (70,958)

                                                   ============    ============

Basic and diluted loss per common share            $       (.14)   $       (.02)

Weighted average common shares outstanding            3,291,576       2,902,473

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                  (formerly known as Empire Energy Corporation)

                       CONSOLIDATED STATEMENTS OF EXPENSES

                    Nine Months Ended September 30, 2004 and 2003

                                                       2004            2003

                                                   ------------    ------------

Expenses:

  Lease operating expense                          $       --      $     10,000

  Impairment                                             207,091           5,371

  Stock based compensation                                 --            83,500

  General and administrative expense                    601,490         177,932

  Interest expense                                       124,597          11,013

  Gain on settlement of payable                            --           (46,757)

  Gain on sale of properties                               --           (23,814)

  Loss on marketable securities                          11,174            --

                                                   ------------    ------------

       NET LOSS                                    $   (944,352)   $   (217,245)

                                                   ============    ============

Basic and diluted loss per common share            $       (.31)   $       (.09)

Weighted average common shares outstanding            3,063,194       2,545,741

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                  (formerly known as Empire Energy Corporation)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine Months Ended September 30, 2004 and 2003

                                                            2004         2003

                                                       -----------     --------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                           $  (944,352)  $ (217,245)

    Adjustments to reconcile net loss to net

      cash used in operating activities:

        Common stock issued for expense                       --         83,500

        Impairment                                         207,091        5,37 1

        Imputed interest                                       194         --

  Amortization of loan discount s                      117,056         --

  Gain on settlement of payable                         --        (46,757)

        Gain on sale of properties                            --        (23,814)

        Loss on marketable securities                       11,17 4         --

    Changes in:

      Accounts receivable                                     --            122

      Accounts payable and accrued expenses                304,24 9       97,04 0

      Accounts payable to shareholder                       27,150         --

                                                       -----------     --------

NET CASH USED IN OPERATING ACTIVITIES                     (277,438)    (101,783)

                                                       -----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

    Sale of oil and gas properties                            --         12,500

    Decrease in deposits and other assets                     --         30,000

    Purchase of secured debenture                          (43,478)        --

    Advances to merger candidate                          (163,613)        --

                                                       -----------     --------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES       (207,091)      42,500

                                                       -----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from notes payable - related parties           16,521        1,500

    Repayment on notes payable – related parties           (16,521)     (20,000)

    Proceeds from sale of common stock                         --         70,000

     Proceeds from sale of convertible debentures           500,000         --

                                                       -----------     --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                  500,000       51,500

                                                       -----------     --------

NET CHANGE IN CASH                                          15,471       (7,783)

CASH BALANCES

    -Beginning of period                                     3,170       10,597

                                                       -----------     --------

    -End of period                                     $    18,641     $  2,814

                                                       ===========     ========

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                  (formerly known as Empire Energy Corporation)

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empire Energy Corporation International (formerly known as Empire Energy Corporation) ("Empire") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire's Annual Report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2003 as reported in the 10-KSB have been omitted.

Effective April 12, 2004, Empire changed its name from Empire Energy Corporation to Empire Energy Corporation International, increased the authorized shares from 50 million to 100 million and effected a 1 for 10 reverse stock split. All per-share amounts and the number of shares outstanding in these financial statements have been restated for the stock split.

NOTE 2 - CONSULTING AGREEMENT

In June 2004, Empire entered into a verbal consulting agreement.  The agreement is for $250,000 and is payable on demand without interest.  Accounts payable as of September 30, 2004 includes the $200,000 unpaid portion of this billing.

NOTE 3 - ACQUISITION

On July 2, 2004, empire purchased all of the outstanding shares of Bob Owen & Company, Inc. a Kansas corporation ("BOCI") common shares .. As a result of the purchase , BOCI became a wholly-owned subsidiary of Empire and all outstanding shares of BOCI capital stock held by its sole stockholder were converted into 100,000 shares of Empire common stock. BOCI is a private, development stage company formed to pursue opportunities for investment in the area of real estate and oil and gas and had material assets and liabilities as of July 2, 2004, other than its rights and obligations under and proceeds from debentures issued in conjunction with the merger.

NOTE 4 - IMPAIRMENT

During the quarter ended September 30, 2004, Empire paid expenses totaling $210,612 on behalf of Great South Land Minerals, Ltd. (GSLM). $3,521 of the expenses offset payables to GSLM, and the remaining balance of $207,091 was impaired due to GSLM’s inability to repay Empire.

NOTE 5 – CONVERTIBLE DEBENTURES

On July 2, 2004 , Empire assumed $500,000 in notes payable in connection with the purchase of BOCI.  The notes accrue interest at 1.5% per annum . $485,000 is convertible to common shares of Empire at the lower of $1.30, 125% of the average of the five days closing price preceding the conversion date, or 100% of the average of the three lowest closing prices for the 40 days preceding the conversion date , $15,000 is convertible at $.01 per share.   There is no collateral for the notes.   The notes mature on May 19th, 2009.

The notes called for an original cap on convertible shares of 1,650,000.  However, the debtor has the ability to force additional shares to be issued, therefore, no cap on shares was used when calculating the beneficial conversion feature of the notes.  The $500,000 in proceeds is convertible into 2,063,953 shares, for a fair value per share of $.24.

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature.   As of September 30, 2004, 400,000 shares of common stock were issued for $4,000 of debt.  The value of the stock converted, $96,901 (400,000 times $.24), was amortized.   The remaining discounts will be amortized over the life of the note.   A summary of the notes is as follows:

Notes Payable
-------------
Gross proceeds from notes	$ 500,000
Less: Beneficial conversion feature	(410,000)
Less: Fair value of stock issued for note	(90,000)
Less: Principal value of debt converted	(4,000)
Add: Fair value of stock converted for debt	96,901
Add: Amortization of discounts	20,155
-------------
Book Value of note on September 30, 2004	$ 113,056
=============

NOTE 7 – SUBSEQUENT EVENTS

On October 11, 2004, Empire issued 750,000 warrants to a consultant valued at $246,001.  The warrants have an exercise price of $.50 per share.  The Black Scholes pricing model was used to determine the value of the warrants.  Assumptions used in the Black Scholes model were volatility of 129.74%, three year life, and a 1% discount rate.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to resolve the Company's remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project, the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction is subject to shareholder approval. Approval of the Company's shareholders was obtained at a shareholder's meeting held March 29, 2004. Approval of GSLM shareholders is pending approval of disclosure documents by Australian regulators. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock prior to the closing which was completed April 12, 2004. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. In anticipation of this merger, all other assets have been sold or assigned to Norman Peterson, the former CEO of Empire. Mr. Peterson has agreed to assume all liabilities of Empire incurred through his date of resignation, March 30, 2004 and assume ownership of the Company's wholly owned subsidiaries. GSLM agreed that Empire could issue up to a total of 3,100,000 (post split) restricted Class A common shares to settle the Empire payables.  The current Board of Directors of the Corporation will tender their designations and, pursuant to shareholder approval, be replaced by designees of GSLM.

     In anticipation of the GSLM merger, Empire entered into a merger with Bob Owen & Company, Inc. ("BOCI"), including assumption of a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger.  Through September 30, 2004, HEM has converted approximately $4,000 of the debentures into approximately 400,000 shares of common stock.  This arrangement is more fully described in Part II, Unregistered Sale of Equity Securities and Use of Proceeds.

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

Results of Operations

     During the quarter ended September 30, 2004, the Company generated no revenue. The Company generated a loss of $ 464,017 by incurring general & administrative expenses of $1 35,524 , primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, and recording interest expense of $ 121,402 .. During the quarter ended September 30, 2003, the Company also generated no revenue. The Company generated a loss of $70,958 primarily by incurring $67,763 from general and administrative expenses while management worked to sell assets and reduce or settle liabilities.

     During the nine months ended September 30, 2004, the Company generated no revenue. The Company generated a loss of $ 944,352 by incurring general & administrative expenses of $ 601,490 , primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, and recording interest expense of $ 124,597 ..  During the nine months ended September 30, 2003, the Company generated no revenue but incurred $10,000 in lease operating expense on wells that had been disposed. The Company generated a loss of $217,245 primarily by incurring $177,932 from general and administrative expenses and $83,500 in compensation paid in common stock while management worked to sell assets and reduce or settle liabilities. These expenses were offset by gains of $46,757 recorded from the settlement of liabilities and gains of $23,814 from the sale of properties.

Liquidity and Capital Resources

     On September 30, 2004, the Company had $18,641 in cash , and $ 822,636 in total liabilities.   The liabilities include $34,785 of notes payable, $ 113,056 in convertible debentures , $27,150 of accounts payable to shareholders and $ 574,784 of accounts payable and accrued liabilities. Net cash used in operating activities for the nine months ended September 30, 2004 was $277,438 compared to $101,783 for the nine months ended September 30, 2003.  Net used in investing activities was $207,091 for the nine months ended September 30, 2004 and net cash provided by investors was $42,500 for the nine months ended September 30, 2003. Net cash provided by financing activities was $ 500,000 for the nine months ended September 30, 2004, primarily from the sale of convertible debentures, compared to $51,500 for the nine months ended September 30, 2003, primarily from the sale of common stock.  The Company’s cash requirements relate to the costs of pursuing the merger with GSLM.  Additional debenture financing is available when the merger is completed, but additional financing will be needed to obtain the required governmental approvals.

     Since the Company has incurred significant operating losses, continued cash flow challenges, a depressed stock price, and the inability to raise either debt or equity capital the Board of Directors approved a change in the Company's direction during 2002. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. As of September 30, 2004, the Company has disposed of all of the oil and gas properties.

     In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The final closing of the transaction was approved by the Company's shareholders at a meeting on March 29, 2004. Approval by GSLM shareholders is pending acceptance of documentation by Australian regulators. The terms of the transaction include the implementation of a 1 for 10 reverse-split of the Corporation's stock that was completed April 12, 2004. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for 58.9 million shares of restricted common stock. Prior to closing, Empire will form a wholly-owned subsidiary and transfer all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which will then be distributed to those Empire shareholders of record as of July 1, 2002. In anticipation of the merger, all other assets have been either sold or assigned to Norman Peterson, the former CEO of Empire. Empire has agreed that at closing it will not have liabilities and will not be a party to any litigation. GSLM agreed that Empire could issue up to a total of 3,100,000 (post-split) Class A common shares to settle the Empire payables. Norman Peterson will assume any liabilities incurred prior to his resignation. The current Board of Directors of the Corporation will tender their resignations and, pursuant to shareholder approval, be replaced by designees of GSLM.

     In anticipation of the GSLM merger, Empire entered into a merger with BOCI, including assumption of a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger. This arrangement is more fully described in Part II, Item 2, Changes in Securities.

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

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-QSB.  Based upon that evaluation, the Chief Executive Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Quarterly Report on Form 10-QSB.  There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

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

     As a result of the merger, $485,000 in principal of the Initial Debentures is convertible into unrestricted shares of Empire common stock (the "Common Stock") at a conversion price that is the lower of $1.30 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. In addition, $15,000 in principal of the Initial Debentures is convertible into unrestricted shares of Common Stock at a conversion price $0.01 per share.  Of this amount, $4,000 in principal was converted into 400,000 shares of common stock during July and August 2004.

     The $500,000 Contingent Debenture may not be converted, does not accrue interest, and is not subject to repayment at maturity unless and until (i) the closing per share bid price for the Common Stock has been at least $1.30 for thirty consecutive trading days at any time from July 2, 2004 to July 1, 2009; (ii) a sufficient number of shares of Common Stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted Debentures; and (iii) the Note has been paid in full by HEM. The Note becomes payable in full by HEM to Empire as soon as the Contingent Debenture becomes convertible and subject to repayment as described above. If and when the Contingent Debenture becomes convertible, it will be convertible into unrestricted shares of Empire Common Stock at a conversion price that is the lower of $1.30 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion.  This debenture and note have not been funded at September 30, 2004 and are not reflected in the financial statements.

     The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, Empire has placed 50,000,000 shares of Common Stock into escrow for potential issuance to HEM upon conversion of the Debentures, 49,600,000 of which shares remain in escrow at September 30, 2004.

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

     Empire has the right to redeem the Debentures, in whole or in part, at any time on 30 days advanced notice for 120% of the principal amount of the outstanding Debentures being redeemed, plus accrued and unpaid interest. In addition, if at any time any of the Debentures are outstanding, Empire receives debt or equity financing in an amount equal to or exceeding Five Million dollars ($5,000,000) in a single transaction or series of related transactions (excluding any portion of such financing consisting of forgiveness of debt or other obligations), Empire is required to redeem the Debentures (including the Contingent Debenture) for 150% of the amount of the then outstanding Debentures. If trading in the Common Stock is suspended (other than suspensions of trading on such market or exchange generally, or temporary suspensions pending the release of material information) for more than ten trading days, or if the Common Stock is delisted from the exchange, market or system on which it is then traded and not relisted on another exchange, market or the Over the Counter Bulletin Board within 10 trading days, HEM may elect to require Empire to redeem all then outstanding Debentures (including the Contingent Debenture) and any shares of Common Stock held by HEM through prior conversions at a price equal to the sum of the aggregate market value of the Common Stock then held by HEM, less the amount of the Note if not then repaid, through prior conversions plus the value of all unconverted Debentures then held by HEM, calculated in each case in the manner set forth in the Purchase Agreement. Empire would owe an interest penalty of 15% per year on any payments not made within 7 business days of a redemption request made pursuant to the preceding sentence.

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

           2 .. Exhibit 32 Certification required by Section 906

             of the Sarbanes-Oxley Act of 2002.

                                         14

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

                                                      Chief Financial Officer