Form 10KSB
period 2004-12-31
EMPIRE ENERGY CORP
filed 2005-03-04
CIK 788206

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)

                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:

                                December 31, 2004

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

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of February 7, 2005, was $2,587,726. The Company's common stock is traded on the OTC Electronic Bulletin Board.

There were 8,675,753 shares of Class A common stock $.001 par value outstanding as of February 2, 2005. There were also 106,574 shares of Class B common stock

$.001 par value and 106,574 shares of paired convertible Exchangeco stock outstanding as of February 2, 2005. (Adjusted for 1 for 10 reverse split effected

April 26, 2004.).

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     No  X

                                                   -----  -----

PART I

Item 1.   Description of Business

Introduction

     Empire Energy Corporation International ("Empire" or the "Company") is a reporting company under the Securities Exchange Act of 1934 whose common shares trade on the OTC bulletin board under ticker symbol EEGC. The Company is headquartered in Overland Park, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. and engaged in various business enterprises until it eventually filed for protection under the bankruptcy laws. The Company emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999. At that time, Peterson & Sons Holding Company acquired control by purchasing a majority of the then-outstanding shares of Medivest from the majority shareholder. Neither Medivest nor any of its affiliates received any of the proceeds from the sale. On May 17, 1999, the shareholders of Medivest approved a change of name from Medivest, Inc. to Empire Energy Corporation and Empire commenced commercial activity in the oil and gas industry. Empire was previously financed through the issuance of convertible debentures (now converted) at $1.00 per Empire share, raising $500,000 in 1999.

     The Company was subsequently reorganized with new management with the objective of accumulating oil and gas production and properties at a time when oil and gas prices were at 25-year lows. The primary prospect, at inception, was an opportunity in the country of Nicaragua. In the interim, the company began participating in an exploration program in Tennessee and realized its first revenues from that program in late 1999. In November 2000, the Company acquired a working interest in a natural gas field in Texas. On June 29, 2001, the Company acquired Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth had two wholly owned subsidiaries, Blue Mountain Resources Inc. ("BMR") and Commonwealth Energy (USA) Inc. ("Commonwealth") with production and/or prospects located in the states of Oklahoma, Texas and Wyoming.

     During 2001 and 2002 the Company experienced liquidity problems related to the costs of the Commonwealth merger being more than expected and costs associated with the unsuccessful attempt to establish economic production from the Bedsole No. 1 well in Leon County Texas. As a result, during 2002, the Board of Directors approved a change in the Company's direction, because of significant operating losses, continued cash flow challenges, its depressed stock price, and the inability to raise either debt or equity capital. The Company adopted a plan to dispose of assets to reduce liabilities and merge with a company that would be beneficial to the stockholders. In 2002, the Company sold its interest in the Bedsole Unit, the Parker County, Texas properties and the Tennessee production to partially pay liabilities. The Company sold the Coleman County, Texas properties in 2003 and divested its interest in the Nicaraguan Project in 2004.  As of December 31, 2004, the Company had disposed of all oil and gas properties. Even though the sales proceeds were used to reduce liabilities they were not sufficient to dispose of all the liabilities.

     In order to resolve the remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project, the Board of Directors, on July 15,2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and October 16, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). The terms of the transaction included the implementation of a 1 for 10 reverse-split of the Corporation's stock, redomicile into Nevada, the sale of BMR and Commonwealth prior to the closing and transfer of all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., to a subsidiary which would then be distributed to those Empire shareholders of record as of July 1, 2002.  All other assets were either to be sold prior to closing or assigned to Norman Peterson, the former CEO of Empire.  Each of these requirements had been completed by December 31, 2004.

     Empire intends to offer to acquire all of the issued and outstanding ordinary shares of GSLM in exchange for approximately 63 million shares of common stock.  The exchange offer will be subject to a number of conditions, including the requirement for tenders in excess of 50% of the issued and outstanding shares of GSLM.  The Definitive Proxy Statement was filed with the SEC on January 10, 2004. At the meeting of shareholders held on March 29, 2004, all of the necessary corporate action to approve the transaction was received.  The majority of the Board of Directors of the Company tendered their resignations on March 30, 2004 and on June 4, 2004 Malcolm Bendall, Chairmen of GSLM was appointed Director, President and Chief Executive Officer of the Company.  As of December 31, 2004, the definitive acquisition agreement has been negotiated and regulatory approval and offering documents are being prepared.  We plan on filing a registration statement to register certain shares that will be restricted securities in the exchange offer after completion of the acquisition.

     The Company, at the present time, is essentially a shell corporation with no operating assets and liabilities of approximately $925,000, a significant portion of which have been incurred in pursuit of the acquisition and in support of GSLM. At the present time, the Company is actively pursuing the acquisition with GSLM; however, there can be no guarantee that the transaction will be successfully completed.  Counsel is preparing these offering documents and also dealing with the local administrators with respect to issues relating to both Australian securities law as well as the oil and gas assets of GSLM. In furtherance of the contemplated acquisition, due diligence is being performed by the Company and its attorneys to confirm the GSLM assets.

     In anticipation of the GSLM acquisition, Empire entered into a merger with Bob Owen & Company, Inc. ("BOCI"), including assumption of a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM acquisition.  Through December 31, 2004, HEM has converted approximately $7,000 of the debentures into approximately 700,000 shares of common stock.  This arrangement is more fully described in Part II, Item 5, Market for Common Equity and Related Stockholder Matters.

     During December 2004, the Company sold 3,420,000 shares of common stock for net proceeds of $313,100, details regarding which are set out in Item 5.  Proceeds of these sales were used primarily to pay costs of the acquisition.  Should the acquisition not be completed within 90 days of the sale of these shares, each purchaser of these shares will have the right to receive an additional 50% of the shares purchased at no additional cost.

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

Employees

     Since April 30, 2004, the Company has no full-time employees. Mr. Peterson resigned as an officer and director of the Company effective April 2, 2004. Malcolm, Bendall, Chairman of GSLM, was appointed to the Board of directors and elected President and Chief Executive Officer on June 4, 2004.

Research and Development

     During fiscal years 2004 and 2003, the Company did not budget for or expend any funds for research and development.

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

     All of the actions approved at the March 29, 2004 shareholders meeting have been completed in anticipation of the acquisition of GSLM.  While the Company has not completed the acquisition of GSLM, it is the intention of the Company as of the date of this filing to complete the acquisition of GSLM.

Available Information

     We are a reporting company under the Securities Exchange Act of 1934, as amended.  As such, we file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB and file or furnish current reports on Form 8-K with the Securities and Exchange Commission (“SEC”) under applicable securities laws.

     You may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C.  20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet website that contains reports, proxies and information statements, and other information regarding issuers that file electronically at www.sec.gov.

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

     o    our ability to conclude the acquisition with GSLM,

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

Item 2.   Description of Property

     The Company's executive offices are located at 11011 King St., Overland Park, KS 66210, where we rent approximately 1,500 sq. ft. of office space at a cost of $1,500 per month on a month to month basis. This space will be adequate until we complete the acquisition of GSLM if that acquisition occurs.

In 2002, the Company sold its interest in the Bedsole Unit, the Parker County, Texas properties and the Tennessee production to partially pay liabilities. The Company sold the Coleman County, Texas properties in 2003 and divested its interest in the Nicaraguan Project in 2004.  As of December 31, 2004, the Company had disposed of all oil and gas properties. Even though the sales proceeds were used to reduce liabilities they were not sufficient to dispose of all the liabilities.

Item 3.   Legal Proceedings.

     The Company knows of no legal proceedings, but anticipates that any claims would be resolved under the terms of the GSLM acquisition. While the Company believes the GSLM acquisition will be completed there is no assurance that this will be the case. See Item 6 for additional GSLM information.

Item 4.   Submission of Matters to a Vote of Security Holders.

     There were no matters submitted to a vote of security holders during the fourth quarter of 2004, through the solicitation of proxies or otherwise.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters.

     The Company's common stock has traded on the Over the Counter Electronic

Bulletin Board since it began trading in May 1999.  As of April 26, 2004 our stock began trading using the symbol "EEGC" under our new name Empire Energy Corporation International, now a Nevada corporation and a 1 share for 10 share reverse split. All prices set forth in the table below are adjusted to reflect the reverse split. The following table sets forth the high and low bid prices for the Company's common stock, by quarter for the years ended December 31, 2003 and 2004.

Quarter Ended                       High Bid                         Low Bid

-------------                       --------                         -------

March 31, 2003                       $1.60                            $0.70

June 30, 2003                        $1.50                            $0.50

September 30, 2003                   $2.80                            $0.90

December 31, 2003                    $2.20                            $0.90

March 31, 2004                       $1.40                            $0.80

June 30, 2004                        $1.45                            $0.85

September 30, 2004                   $0.99                            $0.42

December 31, 2004                    $0.63                            $0.21

     The above prices are believed to be representative interdealer quotations, without retail markup, markdown or other fees or commissions, and may not represent actual transactions.

     At February 7, 2005, the bid price of the Company's Class A common stock was $0.30. On such date the Company had 878 recorded stockholders of the Class A common stock and 460 recorded stockholders of the Class B Common Stock.

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

Equity Compensation Plan.

The company had a stock option plan under which it granted and exercised options for 800,000 shares of common stock in 2003.  There were no options or other equity compensation arrangements granted or issued in 2004 to officers, directors or employees.  As described in the following section, a warrant that may be exercisable for 750,000 shares of common stock was granted to Avalor Capital, LLC in October 2004.

Recent Sales of Unregistered Securities.

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

     As a result of the merger, $485,000 in principal of the Initial Debentures is convertible into unrestricted shares of Empire common stock (the "Common Stock") at a conversion price that is the lower of $1.30 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion. In addition, $15,000 in principal of the Initial Debentures is convertible into unrestricted shares of Common Stock at a conversion price $0.01 per share.  Of this amount, $7,000 in principal was converted into 700,000 shares of common stock during the last six months of 2004.

     The $500,000 Contingent Debenture may not be converted, does not accrue interest, and is not subject to repayment at maturity unless and until (i) the closing per share bid price for the Common Stock has been at least $1.30 for thirty consecutive trading days at any time from July 2, 2004 to July 1, 2009; (ii) a sufficient number of shares of Common Stock are then held in escrow to cover at least 200% of the number of shares that would then be necessary to satisfy the full conversion of all then outstanding converted Debentures; and (iii) the Note has been paid in full by HEM. The Note becomes payable in full by HEM to Empire as soon as the Contingent Debenture becomes convertible and subject to repayment as described above. If and when the Contingent Debenture becomes convertible, it will be convertible into unrestricted shares of Empire Common Stock at a conversion price that is the lower of $1.30 or the average of the three lowest closing per share bid prices for the Common Stock during the 40 trading days prior to conversion.  This debenture and note have not been funded at December 31, 2004 and are not reflected in the financial statements.

     The conversion price and number of shares of Common Stock issuable upon conversion of the Debentures is subject to adjustment for stock splits and combinations and other dilutive events. To satisfy its conversion obligations under the Debentures, Empire has placed 50,000,000 shares of Common Stock into escrow for potential issuance to HEM upon conversion of the Debentures, 49,300,000 of which shares remain in escrow at December 31, 2004.

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

     On October 11, 2004, in consideration for certain consulting services provided by Avalor Capital, LLC and its sole owner, Frank W. Bachinsky, III, the Company issued warrants entitling the warrant holder the right to purchase 750,000 shares of the Company’s common stock at a price equal to $0.50 per share, with such warrants expiring in October 10, 2006.

     If the number of shares of the Company’s common stock exceeds 75 million by the earlier of: (i) October 11, 2005; or (ii) the date that the underlying consulting agreement is cancelled or terminated, then the warrant-holder is entitled to purchase a number of additional shares of common stock equal to the difference between 750,000 shares and one percent of the total shares issued and outstanding (determined on a fully diluted basis).

     In the event of reorganization, reclassification, consolidation, merger or sale of all or substantially all of the Company’s assets where shareholders will receive stock, securities or assets in exchange for their equity interest, the warrant holder will have the right to exercise the warrants and to receive the benefits of the distribution commensurate with what he would have received had he been a shareholder at the time of the distribution.

     In December 2004, the Company entered into an investment agreement with First Global Securities, Inc., authorizing the offer and sale of up to five million shares of the Company’s common stock in one or more private placements in accordance with Rule 506 of Regulation D, at a purchase price of $0.10 per share.  Under the terms of this agreement, if the average bid price for the Company’s common stock for the ten days between the 80th and 90th day after the date of that document is not $1.00 or more, then the Company must issue and deliver to the respective purchasers, pro rata, additional shares of common stock in an amount equal to 50% of the shares initially purchased for no consideration.  Pursuant to this agreement, 3,420,000 shares of common stock were sold in December 2004.  As compensation for this agreement, First Global Securities, Inc. received cash compensation of ten percent of the proceeds of the sales of stock and received a warrant allowing purchase of 1,500,000 shares of common stock at a price of $0.10 per share for a period of three years, beginning with the date of the GSLM acquisition.

     In December 2002, P&S Investment Management, Inc. lent $75,000 to GSLM to provide funding for costs associated with the Company’s acquisition of GSLM.  Those loans were repaid in July 2004 from proceeds from the HEM debentures which the Company on-lent to GSLM.  As part of the agreement with P&S, GSLM agreed to issue P&S 100,000 post-merger shares in GSLM.  The Company intends to meet this obligation, if it arises, by issuing to P&S 100,000 shares of the Company’s common stock.

     In August 2003, Owen Enterprises, LLC lent $50,000 to GSLM, followed by a further loan of $25,000 in December 2003, to provide funding for costs associated with the acquisition by the Company.  These loans were repaid in July 2004 from proceeds from the HEM debentures which the Company on-lent to GSLM.  Owen Enterprises also agreed to provide consulting services to both the Company and GSLM in connection with the Company’s acquisition of GSLM for which it would receive consideration [partially] in the form of shares of the Company’s common stock follow the successful completion of the acquisition.  If this contingent obligation matures, Owen Enterprises is due 3.5% of the then-outstanding shares and the Company presently expects to issue Owen Enterprises 2,534,319 shares to satisfy this liability.

Item 6.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following information should be read in conjunction with the Consolidated Financial Statements and Notes presented elsewhere in this Form 10-KSB. See "Organization and Summary of Significant Accounting Policies" included in Note 1 to the Consolidated Financial statements.

General

     The Company’s present plans for the next twelve months are principally focused on completing the acquisition of GSLM.  Information about the GSLM acquisition is set out in greater detail in response to Item 1 of this Form 10-KSB. In order to pursue the acquisition, support GSLM during the due-diligence and regulatory preparation and approval process, and pay the costs of the acquisition, Empire sold convertible debentures in the total amount of $500,000 in July 2004 and sold 4,980,000 shares of common stock in December 2004 and January 2005 for total proceeds of approximately $498,000.  Details as to the terms of these offerings are set out in detail in response to Item 5 of this Form 10-KSB.

      If the acquisition is successful, the Company’s current plans are to pursue exploration and development of the property under license to GSLM in Tasmania, Australia, using the Company’s status as a public company with access to US markets to support capital acquisition efforts required to fund the exploration and development.

     No assurances can be given that the Company will be successful in implementing these plans or completing the acquisition with GSLM. This raises substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     If the acquisition with GSLM is not concluded for any reason, it is the intention of our management to seek alternative opportunities. Our management believes that the structure of Empire as a fully reporting trading public company should be attractive as a merger candidate, but there can be no guarantee that any transaction will be concluded. The Company has no financial assets to support an effort to identify such a transaction.  In preparation for this transaction, during 2003 the Company continued to sell its property and assets and settle its debts. The Company has no revenue from operating activities or the sale of oil and gas, no longer has any reserves and has discontinued all oil and gas operations.  During 2004, the Company’s primary activity was to maintain its corporate existence, support GSLM and continue to pursue the acquisition.

Results of Operations

     During the year ended December 31, 2004, the Company generated no revenue. The Company generated an operating loss of $1,354,668, including $254,091 in impairment expense relating to loans made to GSLM and $1,100,576 in Company operating expense, primarily legal, consulting, expert, accounting and auditing fees related to pursuit of the GSLM acquisition.

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

Liquidity and Capital Resources

     On December 31, 2004, the Company had $47,021 in cash and a total of $923,198 in current liabilities, primarily related to support of GSLM and costs of pursuing the acquisition with GSLM. Net cash used in operating activities for the year ended December 31, 2004 was $515,158 compared to cash used in operating activities of $112,032 for the year ended December 31, 2003 primarily due to the payment of acquisition costs. Net cash used in or provided by investing activities for the year ended December 31, 2004 and 2003 was a use of $254,091 and a provision of $12,500, respectively, primarily due to advances to GSLM. Net cash provided by financing activities was $813,100 for the year ended December 31, 2004, compared to $92,105 for the year ended December 31, 2003, primarily from the sale of common stock and the sale of convertible debentures.

     Plans for the next 12 months are to complete the acquisition with GSLM (See Item 1 above).  The directors believe this acquisition will provide a structure to both resolve the liabilities of the Company and provide the stockholders with an opportunity to participate in the development of the potential oil and gas reserves believed to exist in the GSLM license area of Tasmania.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements at December 31, 2004.

Item 7.   Financial Statements

     Attached hereto and incorporated by this reference are the Company's audited consolidated financial statements as of December 31, 2004 and for the years ended December 31, 2004 and 2003 commencing at page F-1.

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     On May 19, 2003, the Board of Directors of Empire Energy Corp. (the "Company") was notified by Pickett, Chaney & McMullen LLP ("Pickett"), the Company's independent auditor, that it would decline to stand for reelection as the Company's independent auditor for the year ending December 31, 2003 due to the auditor’s decision to discontinue their SEC audit practice. On August 6, 2003, the Board of Directors of the Company engaged Malone & Bailey, PLLC ("Malone") as the Company's independent auditor. The Company did not discuss any accounting or auditing issues with Malone prior to August 6, 2003. During the time between Pickett's resignation and the hiring of Malone, we did not have an auditor and we filed no reports.

Item 8a. Controls and Procedures

Disclosure Controls and Procedures.

     We carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Annual Report on Form 10-KSB.  There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 8B.  Other Information

     Pursuant to, and on the same terms of, the Investment Agreement between the Company and First Global described in response to Item 5, First Global privately placed an additional 1,560,000 shares of the Company’s common stock in January and February, 2005.  The Company does not expect there to be any further placements under that Investment Agreement.

Items disclosed elsewhere in this document that should have been disclosed on Form 8-K include:

               (1)  The Consulting Agreement with Avalor Capital, LLP, set out in response to Item 5 of this Form 10-KSB;

               (2)  The Investment Agreement with First Global Securities, Inc.,

                set out in response to Item 5 of this Form 10-KSB and private placements thereunder made in December.

               (3)  The Agreement with P&S Investment Management, Inc., set out in response to Item 5 of this Form 10-KSB;

               (4)  The Agreement with Owen Enterprises, LLC, set out in response to Item 5 of this Form 10-KSB.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

     The executive officers and directors of the Company and their ages are as follows:

Name                     Age       Position

----                     ---       --------

Malcolm Bendall          46        Chief Executive Officer, President

                                   Chief Financial Officer,

                                   Treasurer, Director

John Garrison            53        Director, Secretary

     Mr. Bendall was a founding director of GSLM and was appointed to the Board of Empire Energy on June 4, 2004 for the purpose of progressing the acquisition between GSLM and Empire Energy. Mr. Bendall has been involved in organizations investigating the viability of petroleum resources in SEL 13/98 since 1978. Mr. Bendall has worked as a mine manager and drill supervisor and has been published in 2 international petroleum magazines, Geochemical and the Australian Petroleum Exploration Association Journal. He is a fellow of the Institute of Company Directors, Tasmania. In recent times, Mr. Bendall's focus has been upon procuring the conclusion of the GSLM acquisition, including raising capital for both of the constituent companies and preparing for the post-acquisition strategies of the merged group.

     John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over twenty-five years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of one other publicly traded energy company, Quest Resource Corporation. He is licensed to practice public accountancy in Kansas and Missouri and has been involved in an active practice since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University.

     The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his term and thereafter until his successor is duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company's executive officers and directors are required to file reports of ownership and changes in ownership of the Company's securities with the Securities and Exchange Commission as required under Section 16(a) of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year the below directors were deficient in their Section 16 filing obligations.

 Form

 Report

Directors

Missing

Due Date

Reason for Delinquency

John Hersma

Form 3

 5/17/99

Oversight

Norman Peterson

Form 3

 5/17/99

Oversight

John Garrison

Form 3

 5/17/99

Oversight

Malcolm Bendall

Form 3

06/04/04

Oversight

The Company has been informed and has confirmed that John Garrison and Malcolm Bendall have corrected their oversight in respect of the delinquent Forms 3 and filed those reports on February 24, 2005.

Audit Committee and Financial Expert

     The Company's Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management's administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document.  John Garrison qualifies as a financial expert, however does not qualify as independent.  The Company has not expanded the board of directors to add additional independent directors pending completion of the acquisition of GSLM directed by shareholder vote in March 2004.

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

                                                                                Long-Term Compensation

                                        Annual Compensation                  Awards                   Payouts

         (a)              (b)        (c)       (d)       (e)            (f)            (g)         (h)        (i)

                                                        Other       Restricted      Options/                  All

  Name and Principal                                    Annual     Stock Awards   Payouts SARs     LTIP      Other

       Position           Year    Salary($)  Bonus ($)  Comp.($)        ($)            (#)         ($)       Comp.($)

  ------------------      ----    ---------  ---------  --------   ------------   ------------     ----      --------


Norman Peterson           2004       -0-        0          0             0              0           0          0

Chief Executive           2003       -0-        0          0             0              0           0          0

Officer(1)                2002     96,000       0          0             0              0           0          0

(1)  Mr. Peterson resigned effective April 2, 2004.

Malcolm Bendall           2004     59,200       0          0             0              0           0          0

Chief Executive           2003       -0-        0          0             0              0           0          0

Officer(1)                2002       -0-        0          0             0              0           0          0

(1)  Mr. Bendall was appointed June 4, 2004.

Options/SAR Exercises and Holdings

     The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2003.

Aggregated Options/SAR Exercises in Last Fiscal Year and FY-End Options/SAR Values:

                                (a)                  (b)                   (c)                 (d)                     (e)

                                                                                                                      Value

                                                                                                                       of

                                                                        Number of                                Unexercised-in-

                                                                        Securities                                  the-Money

                               Shares                                   Underlying                                 Options/SARs

                            Acquired End                               Unexercised                                 at FY End ($)

                               (#) on                                  Options/SARs         Exercisable/           Exercisable/

        Name                Exercise (#)             Value             at FY End ($)        Unexercisable          Unexercisable

        ----                ------------             -----             -------------        -------------          -------------

  Malcolm Bendall                0                     0                    0                    0/0                $0        $0

     There are no employment agreements between the Company and its executive officer.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

     The following table sets forth information concerning the beneficial ownership of the Company's common stock as of February 7, 2005 for (a) each person known to the Company to be a five percent beneficial owner of the common stock; (b) each director; (c) each executive officer designated in the section captioned "MANAGEMENT-Executive Compensation;" and (d) all directors and executive officers as a group. Except as otherwise noted, each person named below had sole voting and investment power with respect to such securities.

                                                          Amount and Nature of

 Name and Address                   Title                 Beneficial Ownership(1)     Percent of Class

 ----------------                   -----                 --------------------        ----------------


Malcolm Bendall                  Chief Executive                0                            *

37 Nicholas Drive                Officer, Treasurer             Direct and

Sandy Bay, Hobart, Tasmania 7005 and Chairman                   Indirect

John C. Garrison                 Director                       22,288                       *

7211 High Drive                                                 Direct

Prairie Village, KS 66208

All officers and directors                                      22,288                        *

as a group

HEM Mutual Assurance LLC         (3)                           952,325                       9.6%

60 South Sixth Street, Suite 3000                               Direct

Minneapolis, MN 55402

Norman Lowe                                                    500,000                       5.8%

5409 Avenue O #112                                              Direct

Fort Madison, IA 52627

Michael Portnoy                                                500,000                       5.8%

14 Winding Brook Road                                           Direct

Newtown, CT 06470

         *   less than one percent

(1)  Calculated pursuant to Rule 13d-3(d) of the Securities Exchange Act of

     1934. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares. Under Rule 13d-3(d),

     shares not outstanding that are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person,

     but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. Adjusted for 1 for 10 reverse split effected April 26, 2004

(2)  If the acquisition of GSLM is successful, entities related to Malcolm Bendall will acquire 7,739,434 shares of Empire common stock and there is an argument that Mr.

     Bendall could be viewed to have beneficial ownership of those shares.  Mr. Bendall would also have vested options exercisable into 50,000 shares of the Company’s common stock and unvested options which, if they vest, would be exercisable into 6 million shares of Empire common stock.

(3)  Includes 800,000 common shares available by conversion of debenture at a price of $0.01 per share at the discretion of the debenture holder.  Arrangement is further described at item 5.

     There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 12.  Certain Relationships and Related Transactions.

     During 2002, P&S Investment Management Inc. a then related shareholder paid Company invoices in the amount of $115,395 and as a result the Company owes P&S Investment Management Inc. $115,395.  This note was paid during in June 2003 by issuance of common stock.

     In June 2003, the Company issued 287,846 post-split shares of common stock to a then-related shareholder, P&S Investment Management Inc for services performed and for the assumption of liabilities. The shares were valued at the fair value of the stock at the date of the agreement of $1.00 per share, or $287,845.

     In July 2003, the Company issued 2,250 post-split shares of common stock to John Dixon, a director, for part of the interest due on a loan made to the Company. The shares were valued at the fair value of the stock at the date of the agreement of $1.00 per share, or $2,250.

     As a result of receipt of shareholder approval of the transactions prerequisite to the GSLM Acquisition, substantially all assets have been sold or assigned to Norman Peterson, the former CEO of Empire.

     During 2004, Empire recorded $59,915 in fees for services performed by a director, John Garrison, of which $40,575 remained unpaid at December 31, 2004.

     During 2004, Empire paid $59,200 in expenses for and fees to Malcolm Bendall, a director and president of Empire.  Mr. Bendall is also a director and substantial shareholder of GSLM and as such has an interest in the proposed transaction.

Item 13.  Principal Accountant Fees and Services

Audit Fees.

     The aggregate fees billed for professional services rendered by the Company's principal accountant for the audit of the Company's annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $17,527 and $8,630, respectively.

Audit-Related Fees.

     The aggregate fees billed for assurance and related services by the Company's principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees.

     The aggregate fees billed for professional services rendered by the Company's principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.

     There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003.

     The Company's Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2004, were approved by the Board of Directors.

Item 14.  Exhibits and Reports on Form 8-K.

     (a)      Exhibits

10.1       Avalor contract

10.2       Form of purchase agreement used in private placement

    offerings conducted by First Global Securities, Inc.

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

         (2)      Filed herewith.

     (b) Reports on Form 8-K filed during the fourth quarter of 2004. None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors

    Empire Energy Corporation International

    Overland Park, Kansas

We have audited the accompanying consolidated balance sheet of Empire Energy Corporation International as of December 31, 2004, and the related consolidated statements of expenses, changes in stockholders' deficit, and cash flow for each of the two years then ended. These financial statements are the responsibility of Empire's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Empire Energy Corporation International as of December 31, 2004, and the results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Empire Energy Corporation International will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, Empire Energy Corporation International has suffered recurring losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone & Bailey, PC

MALONE & BAILEY, PC

www.malone-bailey.com

Houston, Texas

February 9, 2005

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2004

ASSETS

Current Assets

    Cash                                                           $     47,021

    Receivable, net of impairment of $254,091                              --

                                                                   ------------

    Total assets                                                   $     47,021

                                                                   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses                          $    579,358

    Accounts payable – related party                                     40,575

    Income tax payable                                                   72,861

    Note payable                                                         34,785

    Convertible debentures                                              195,619

                                                                   ------------

       Total current liabilities                                        923,198

                                                                   ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 100,000,000 shares authorized:

       Class A, 7,186,295 shares issued or outstanding                    7,186

       Class B, 106,574 shares issued and outstanding                       107

    Additional paid in capital                                       34,129,788

    Retained deficit                                                (35,013,258)

                                                                   ------------

       Total Stockholders’ Deficit                                     (876,177)

                                                                   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT                  $     47,021

                                                                   ============

                 See summary of significant accounting policies

                       and notes to financial statements.

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                       CONSOLIDATED STATEMENTS OF EXPENSES

                     Years Ended December 31, 2004 and 2003

                                                       2004            2003

                                                   ------------    ------------

Expenses:

 Lease operating                                   $       --      $     10,000

 Depreciation and impairment                            254,091          19,291

 General and administrative expense                   1,100,576         316,640

                                                   ------------    ------------

       Total expenses                                 1,354,667         345,931

                                                   ------------    ------------

Operating loss                                       (1,354,667)       (345,931)

Other income (expense)

    Other income (expense)                              (11,174)         71,181

    Interest expense                                   (212,794)        (12,592)

                                                   ------------    ------------

       NET LOSS                                    $ (1,578,635)   $   (287,342)

                                                   ============    ============

Basic and diluted loss per common share            $       (.47)   $       (.11)

Weighted average common shares outstanding            3,346,630       2,646,422

                 See summary of significant accounting policies

                       and notes to financial statements.

                              EMPIRE ENERGY CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                Years Ended December 31, 2003 and 2004

                                  Common Stock                   Common Stock            Additional

                                    Class A                        Class B                Paid-In

                             Shares         Amount          Shares         Amount         Capital

                           -----------   ------------    -----------    ------------    ------------

Balances at

  December 31, 2002         23,427,052   $     23,427      1,378,016    $      1,378    $ 32,458,523

Shares issued for:

  - exercise of options        800,000            800           --              --            79,200

  - payment of interest        184,290            184           --              --            18,245

  - debt                     2,237,419          2,237           --              --           220,390

  - services                 2,673,751          2,674           --              --           263,726

Conversion of

  Class B stock into

  Class A stock                101,580            102       (101,580)           (102)           --

Net loss                          --             --             --              --              --

                          ------------   ------------   ------------    ------------    ------------

Balances at

  December 31, 2003         29,424,092         29,424      1,276,436           1,276      33,040,084

Reincorporation and

  one for 10 stock split   (26,481,192)       (26,481)    (1,148,792)         (1,148)         27,630

Shares issued in merger

  related to notes payable     100,000            100           --              --            89,900

Beneficial conversion

  feature of notes payable        --             --             --              --           410,000

Stock options issued for

  consulting services             --             --             --              --           246,001

Imputed interest                  --             --             --              --               195

Shares issued for:

  - cash, $.10 per share     3,420,000          3,420           --              --           309,680

  - offering costs                --             --             --              --          (102,859)

  - warrant expenses              --             --             --              --           102,859

  - payment of interest           --             --             --              --              --

  - debt                       702,325            702           --              --             6,298

Mark marketable

  securities to market            --             --             --              --              --

Conversion of

  Class B stock into

  Class A stock                 21,070             21        (21,070)            (21)           --

Net loss                          --             --             --              --              --

                          ------------   ------------   ------------    ------------    ------------

Balances at

  December 31, 2004          7,186,295   $      7,186        106,574    $        107    $ 34,129,788

                          ============   ============   ============    ============    ============

                                                                                         (Continued)

                           See summary of significant accounting policies

                                 and notes to financial statements.

                               EMPIRE ENERGY CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                Years Ended December 31, 2003 and 2004

                                               Accumulated

                                                   Other                    Total

                                              Comprehensive             Stockholders'

                               Accumulated        Income                   Equity

                                  Deficit         (Loss)                  (Deficit)

                               ------------    ------------             ------------

Balances at

December 31, 2002              $(33,147,279)   $     (9,389)

     $ (673,340)

Shares issued for:

  - exercise of options                --              --

           80,000

  - payment of interest                --              --                     18,429

  - debt                               --              --                    222,627

  - services                           --              --                    266,400

Conversion of

  Class B stock into

  Class A stock                        --              --                       --

Net loss                          (287,342)           --                   (287,342)

                               ------------    ------------             ------------

Balances at

December 31, 2003               (33,434,621)         (9,389)                (373,226)

Reincorporation and

  one for 10 stock split               --              --                       --

Shares issued in merger

  related to notes payable             --              --                     90,000

Beneficial conversion

  feature of notes payable             --              --                    410,000

Stock options issued for

  consulting services                  --              --                    246,001

Imputed interest                       --              --                        195

Shares issued for:

  - cash, $.10 per share               --              --                    313,100

  - offering costs                     --              --                   (102,859)

  - warrant expenses                   --              --                    102,859

  - payment of interest                --              --                         23

  - debt                               --              --                      7,000

Mark marketable

  securities to market                 --             9,389                    9,389

Conversion of

  Class B stock into

  Class A stock                        --              --                       --

Net loss                         (1,578,636)           --                 (1,578,636)

                               ------------    ------------             ------------

Balances at

December 31, 2004              $(35,013,260)   $       --               $   (876,179)

                               ============    ============             ============

                             See summary of significant accounting policies

                                   and notes to financial statements.

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Years Ended December 31, 2004 and 2003

                                                        2004           2003

                                                    -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                        $(1,578,635)   $  (287,342)

    Adjustments to reconcile net loss to net

      cash used in operating activities:

        Common stock issued for services                   --          266,400

        Stock options issued for services               246,002         18,429

        Amortization of loan discounts                  202,619           --

        Depreciation and impairment                     254,091         19,291

        Imputed Interest                                    194           --

        Gain on sale of properties                         --          (24,424)

        Gain on settlement of accounts payable             --          (46,757)

        Loss on marketable securities                    11,175           --

    Changes in

        Accounts receivable                                --              138

        Other assets                                       --           33,846

        Accounts payable and accrued expenses           349,396        (91,613)

                                                    -----------    -----------

NET CASH USED IN OPERATING ACTIVITIES                  (515,158)      (112,032)

                                                    -----------    -----------

CASH FLOWS (USED IN) INVESTING ACTIVITIES

    Advances to acquisition candidate                  (254,091)          --

    Sale of oil and gas properties                         --           12,500

                                                    -----------    -----------

NET CASH (USED IN) INVESTING ACTIVITIES                (254,091)        12,500

                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds of convertible debentures                  500,000           --

    Proceeds from issuance of common stock              313,100           --

    Proceeds from notes payable                          16,521         12,105

    Payments on notes payable                           (16,521)          --

    Exercise of stock options                              --           80,000

                                                    -----------    -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES               813,100         92,105

                                                    -----------    -----------

NET CHANGE IN CASH                                       43,851      (7,427)

CASH BALANCES

    -Beginning of period                                  3,170         10,597

                                                    -----------    -----------

    -End of period                                  $    47,021    $     3,170

                                                    ===========    ===========

SUPPLEMENTAL DISCLOSURES:

    Interest paid in cash                           $      --      $      --

NON CASH DISCLOSURES:

    Reduction of accounts payable for

      sale of assets                                $      --      $    16,313

    Stock issued for accounts payable                      --          109,627

    Stock issued for notes payable                        7,000        133,000

                 See summary of significant accounting policies

                       and notes to financial statements.

                     EMPIRE ENERGY CORPORATION INTERNATIONAL

                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations and organization. Empire Energy Corporation International ("Empire") was incorporated in Utah on November 10, 1983. Empire currently has no operations.

Effective April 12, 2004, Empire changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares from 50 million to 100 million and effected a 1 for 10 reverse stock split. All per-share amounts and the number of shares outstanding in these financial statements have been restated for the stock split.

Empire commenced commercial activity in the oil and gas industry on May 17, 1999. The primary prospect was in Nicaragua. Empire also participated in an exploration program in Tennessee in 1999 and continuing until 2002. During 2000 and 2001, Empire acquired additional production and/or prospects in Texas, Oklahoma and Wyoming. During 2002, Empire sold most of its oil and gas properties and entered into an agreement to acquire Great South Land Minerals, Ltd. ("GSLM"), a Hobart, Tasmania (Australia) company. During 2003 and 2004, Empire sold all properties, settled some debts and pursued the acquisition of GSLM. Under the terms of the acquisition agreement, approximately 63 million shares of Empire stock will be offered to the current stockholders of GSLM, which if accepted will result in those shareholders owning a majority of Empire. GSLM's plan is to develop the potential oil and gas reserves of Tasmania.

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

Oil and gas properties.  Empire follows the full cost method of accounting for oil and gas properties. Accordingly, all costs associated with acquisition, exploration, and development of oil and gas reserves, including directly related overhead costs, are capitalized. No internal overhead costs have been capitalized to date. All capitalized costs of oil and gas properties, including the estimated future costs to develop proved reserves, are amortized on the unit-of-production method using estimates of proved reserves. Investments in unproved properties and major development projects are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. If the results of an assessment indicate that the properties are impaired, the amount of the impairment is added to the capitalized costs to be amortized. The capitalized costs are subject to a "ceiling test," which limits capitalized costs to the aggregate of the "estimated present value," discounted at a 10-percent interest rate, of future net revenues from proved reserves (based on current economic and operating conditions), plus the lower of cost or fair market value of unproved properties. In 2004, 2003 and 2002, Empire recorded an impairment expense of $0, $0 and $8,404,873, respectively, to write off costs of completed wells to the extent that those costs exceeded the "ceiling test". Sales of proved and unproved properties are accounted for as adjustments of capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves of oil and gas, in which case the gain or loss is recognized in income. Abandonments of properties are accounted for as adjustments of capitalized costs with no loss recognized to the extent that the properties were producing. Non-producing properties are not subject to amortization and are charged to expense when abandoned.

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

In 2003, the board of directors approved the issuance of 800,000 one year options to purchase Empire common stock for $.10 per share to an officer. The options issued were accounted for under the intrinsic value method, therefore there was no compensation expense recorded for the fair value of those options. No options were issued to employees in 2004.  See pro forma results below.

                                                   2003

                                              -----------

      Net loss as reported                    $  (287,342)

      Less: stock based compensation

         determined under fair value-

         based method                             (59,679)

                                              -----------

         Pro forma net loss                   $  (347,021)

                                              ===========

      Basic and diluted net loss

         per common share:

         As reported                          $      (.11)

         Pro forma                                   (.13)

The weighted average fair value of the stock options granted during 2003 was $.10. Variables used in the Black-Scholes option-pricing model include (1) 3% risk-free interest rate, (2) expected option life is the actual remaining life of the options as of each year end, (3) expected volatility is 159% and (4) zero expected dividends.

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

NOTE 2 - GOING CONCERN

During 2004 and 2003, Empire incurred losses totaling $1,578,635 and $287,342, respectively, and at December 31, 2004 had a working capital deficit of $876,177. Because of these conditions, Empire will require additional working capital to develop and/or renew its business operations.

Empire intends to raise additional working capital either through private placements, public offerings and/or bank or private debt financing. These conditions raise substantial doubt about Empire's ability to continue as a going concern. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might be necessary should Empire be unable to continue as a going concern.

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

NOTE 4 - NOTE PAYABLE TO SHAREHOLDER

As of December 31, 2002, Empire owed a shareholder $100,895. In 2003, the shareholder loaned Empire an additional $12,105. In 2003, Empire issued 1,130,000 shares for payment of the $113,000 note payable and 161,790 shares for payment of interest of $16,179. No amounts were due as of December 31, 2003 or 2004.

NOTE 5 - NOTE PAYABLE

As of December 31, 2004, Empire owed $34,785 to a third party. Monthly payments of $3,207 are required. The note is in default which triggered an increase in interest from 10% to 18%. The note is unsecured.

NOTE 6 – CONVERTIBLE DEBENTURES

On July 2, 2004, Empire assumed $500,000 in notes payable in connection with the purchase of Bob Owen & Company, Inc. a Kansas corporation ("BOCI"). The notes accrue interest at 1.5% per annum. $485,000 is convertible to common shares of Empire at the lower of $1.30, 125% of the average of the five days closing price preceding the conversion date, or 100% of the average of the three lowest closing prices for the 40 days preceding the conversion date, $15,000 is convertible at $.01 per share.   There is no collateral for the notes.   The notes mature on May 19, 2009.

The notes called for an original cap on convertible shares of 1,650,000.  However, the debtor has the ability to force additional shares to be issued, therefore, no cap on shares was used when calculating the beneficial conversion feature of the notes.  The $500,000 in proceeds is convertible into 2,063,953 shares, for a fair value per share of $.24.

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature.   As of December 31, 2004, 700,000 shares of common stock were issued for $7,000 of debt.  The value of the stock converted, $169,577 (700,000 times $.24), was amortized.   The remaining discounts will be amortized over the life of the note.   A summary of the notes is as follows:

Notes Payable
-------------
Gross proceeds from notes	$ 500,000
Less: Beneficial conversion feature	(410,000)
Less: Fair value of stock issued for note	(90,000)
Less: Principal value of debt converted	(7,000)
Add: Fair value of stock converted for debt	169,577
Add: Amortization of discounts	33,042
-------------
Book value of note on December 31, 2004	$ 195,619
=============

NOTE 7 - INCOME TAXES

Empire uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2004 and 2003, Empire incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved.  The cumulative net operating loss carry-forward is approximately $8,000,000 at December 31, 2004, and will expire in the years 2020 through 2025.

At December 31, 2004, deferred tax assets consisted of the following:

       Deferred tax asset                               $ 2,750,000

       Less:  valuation allowance                        (2,750,000)

                                                        -----------

       Net current deferred tax assets                  $         0

                                                        ===========

When Empire acquired Commonwealth Energy in 2001, one of Commonwealth's wholly owned Canadian subsidiaries, Alberta 638260, owed income taxes for 2000 of $31,000, and an estimated liability for 2001 of $42,000. Both amounts remain unpaid. Alberta 638260 has no assets or other liabilities as of December 31, 2004.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Centurion Private Equity, LLC

In November 2001, Empire entered into an investment agreement ("Investment Agreement") with Centurion Private Equity, LLC ("Centurion"). The investment agreement entitled Empire to issue and sell its common stock for up to an aggregate of $15 million under certain conditions during a three-year period. The three-year period began with the SB-2/A registration statement that was filed with the SEC dated January 31, 2002. Rights under this arrangement expired unused on January 31, 2005.

In connection with the Investment Agreement, Empire issued and delivered to Centurion a warrant to purchase 125,000 shares of common stock.  This warrant is exercisable at a price of $0.80 per share and expires September 6, 2006.

Anadarko Energy Services Company

During August 2001, Empire agreed to sell the gas production from its Bedsole #1 well in Leon County, Texas to Anadarko Energy Services Company. The primary term of the agreement was two years with provision to be extended year to year thereafter. The gas price was an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas was delivered during the primary term of the contract the price reduction was eliminated. If the wells do not deliver 200,000 MMBTU's during the primary term Empire must pay $0.30 per MMBTU for any shortage. The property was sold to Carr Resources in August 2002 but the potential liability from the gas contract remained with Empire. Carr drilled an additional productive well on the unit in September 2002, which reduced the required production. Total production is unknown but no claim has been made to Empire since the primary term of the agreement expired in August 2003 and no claim is expected.

Industria Oklahoma-Nicaragua, S.A.

Prior to 2002, Empire acquired a 51% interest in the Industria Oklahoma-Nicaragua, S.A.

("ION"), a Nicaraguan subsidiary, which had been pre-qualified in that country to bid on oil and gas concessions and had incurred certain obligations to pursue this concession.  All rights and obligations of this interest were distributed during 2004 to a corporation owned by Empire shareholders of record July 1, 2002.

Common stock issuance

During December 2004 and January 2005, the company sold 3,420,000 and 1,460,000 shares of common stock for $342,000 and $146,000, respectively. Terms of the sales include a provision that will allow the purchasers of these shares to receive an additional 50% of shares if the acquisition of GSLM is not completed within 90 days of their purchase.

With these sales of the common stocks, the company issued 1,500,000 warrants to the broker as its offering costs. The company recognized $102,859 and $44,082 fees during the year ended December 31, 2004 and 2005, respectively. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Assumptions used in the Black Scholes model were volatility of 266.8%, three year life, and a 1.5% discount rate.

Litigation

No lawsuits were filed against Empire during 2004 and 2003 and no litigation is active at December 31, 2004.

NOTE 9 - STOCKHOLDERS' DEFICIT

In 2004 Empire issued the following Class A common stock:

     o    702,325 shares of common stock for debt totaling $7,000

     o    3,420,000 shares of common stock for cash totaling $313,100

     o    100,000 shares of common stock for merger related to notes payable

     o    21,070 shares for the conversion of 21,070 Class B common shares

In 2003 Empire issued the following Class A common stock:

     o    2,237,419 shares of common stock for debt totaling $222,627

     o    184,290 shares of common stock for interest totaling $18,429

     o    2,673,751 shares of common stock for compensation totaling $266,935

     o    800,000 shares of common stock for options exercised at $.10 per share for total proceeds of $80,000

     o    101,580 shares for the conversion of 101,580 Class B common shares

NOTE 10 - OPTIONS/WARRANTS

Empire had 2,500,000 shares of Empire's class A common stock authorized for issuance under Empire's 1999 Stock Plan (the "Plan"). The Plan provides Empire's class A common stock for the (1) granting of incentive stock options to employees and officers of Empire, (2) granting nonqualified stock options to directors, officers, employees and consultants and to receive stock appreciation rights pursuant to such nonqualified options, (3) granting awards of stock to directors, officers, employees and consultants, and (4) provide opportunities for directors, officers, employees and consultants to make direct purchases of stock. The Plan is administered by a committee appointed by the Board of Directors (Committee), and requires that incentive stock options be granted at an exercise price of 100% of the fair value of the common stock of Empire on the date of the grant. Nonqualified options may be granted at exercise prices and terms as determined by the Committee. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of 110% of the fair value of the common stock on the date of the grant. The options are immediately exercisable after the date of grant or upon vesting and expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock.

All options issued under the plan were fully vested at December 31, 2003 and expired on March 23, 2004. The following is a summary of the options granted under the Plan:

                                        2004                              2003

                               ----------------------             ----------------------

                                             Weighted                           Weighted

                                              Average                            Average

                                Shares         Price              Shares          Price

                               ----------      -----              ---------        ----

         Options outstanding:

       Beginning of year          35,000      $ 6.00                36,200        $8.70

       Options granted               --          --                 80,000         1.00

       Options exercised             --        ( -- )              (80,000)       (1.00)

       Options expired           (35,000)     (6.00)               (1,200)      (20.00)

                               ----------      -----              ---------        ----

       End of year                   --        $ --                 35,000        $6.00

                               ----------      -----              =========        ====

       Options exercisable           --        $ --                 35,000        $6.00

                               ==========      =====              =========        ====

The following table summarizes information about stock options outstanding at December 31, 2004.  All were issued in the Commonwealth acquisition, are fully vested and exercisable:

                              OPTIONS OUTSTANDING

-----------------------------------------------------------------

          Exercise              Number             Average

           Prices             Outstanding         Remaining

                               12/31/04              Life

----------------------     ------------------    -------------

            $12.00                25,464           .05 yr

            $18.00                   833           .15 yr

            $10.00                10,000           .82 yr

            $30.00                57,631          1.46 yr

                                 -------

                       Total      93,928

Empire accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model.  Options issued in 2004 and 2003 to non-employees were 0 and 0, respectively.

On October 11, 2004, Empire issued 750,000 warrants to a consultant valued at $246,001. The warrants have an exercise price of $.50 per share.  The Black Scholes pricing model was used to determine the value of the warrants.  Assumptions used in the Black Scholes model were volatility of 129.74%, three year life, and a 1% discount rate.

The following is a summary of warrant activity:

                                             2004                      2003

                                    ----------------------     ----------------------

                                                  Weighted                   Weighted

                                                   Average                    Average

                                     Shares         Price      Shares          Price

                                    ----------      -----      ---------        ----

          Warrants outstanding:

       Beginning of year               140,000      $1.46        176,661      $ 3.50

       Warrants granted                750,000        .50              -           -

       Warrants exercised                    -          -              -           -

       Warrants expired                      -          -        (36,661)      12.00

                                    ----------      -----      ---------      ------

       End of year                     890,000      $ .65        140,000      $ 1.46

                                    ----------      -----      =========      ======

       Warrants exercisable            890,000      $ .65        140,000      $ 1.46

                                    ==========      =====      =========      ======

The warrants have a weighted average remaining contractual life of 4.0 years, are fully vested, and have a weighted average exercise price of $.65. During 2002 the exercise price on the 125,000 Centurion warrants was lowered from $7.00 to $0.80 per the warrant terms, as previously discussed.

NOTE 11 - CONSULTING AGREEMENT

In June 2004, Empire entered into a verbal consulting agreement.  The agreement is for $250,000 and is payable on demand without interest.  Accounts payable as of December 31, 2004 includes the $200,000 unpaid portion of this billing.

NOTE 12 - ACQUISITION

In conjunction with financing obtained in anticipation of the GSLM acquisition, as described in Note 6 – Convertible Debentures, On July 2, 2004, Empire purchased all of the outstanding shares of Bob Owen & Company, Inc. a Kansas corporation ("BOCI") common shares. As a result of the purchase, BOCI became a wholly-owned subsidiary of Empire and all outstanding shares of BOCI capital stock held by its sole stockholder were exchanged for 100,000 shares of Empire common stock. BOCI was a private, development stage company formed to pursue opportunities for investment in the area of real estate and oil and gas and had no material assets and or liabilities as of July 2, 2004, other than its rights and obligations under and proceeds from convertible debentures issued in conjunction with the merger.  The value of the shares issued to acquire BOCI, $90,000, was included in the calculation of financing cost further described in Note 6.

NOTE 13 - IMPAIRMENT

During the six months ended December 31, 2004, Empire paid expenses totaling $257,612 on behalf of GSLM. $3,521 of the expenses offset payables to GSLM, and the remaining balance of $254,091 was impaired due to uncertainty about GSLM’s ability to repay Empire if the proposed acquisition is not completed.

NOTE 14 - SUBSEQUENT EVENTS

During January 2005, Empire sold 1,460,000 shares of common stock for net proceeds of $135,900.  In February 2005, Empire issued a warrant to a company instrumental in the sale of common stock in December 2004 and January 2005 to allow that company the right to purchase 1,500,000 shares of common stock for a price of $.10 per share for a period of three years from the date of the completion of the acquisition of GSLM.

The Company continues to pursue the acquisition of GSLM and is preparing documentation for administrative approval and for presentation to the GSLM shareholders.  Should the acquisition not be completed by March 2005, the company could have to issue 50% additional shares of common stock to investors that purchased shares in December 2004 and January 2005.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Empire Energy Corporation International

                                            By:  /s/  Malcolm Bendall

                                               --------------------------------

                                                      Malcolm Bendall

                                                      Chief Executive Officer,

                                                      Chief Financial Officer

                                                      and Director

                                            Dated:  March 3, 2005

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                    Title                                Date

----------                    -----                                ----

/s/  Malcolm Bendall          Chief Executive Officer,         March 3, 2005

------------------------      Chief Financial Officer

     Malcolm Bendall          and Director

/s/  John C. Garrison         Director                         March 3, 2005

------------------------

     John C. Garrison