Form 10QSB
period 2005-03-31
EMPIRE ENERGY CORP
filed 2005-05-16
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2005

Commission File Number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

     There were 8,747,012 shares of Class A common stock $.001 par value outstanding as of March 31, 2005. There were also 105,857 shares of Class B common stock $.001 par value and 105,857 shares of paired convertible Exchangeco stock outstanding as of March 31, 2005.

     Transitional Small Business Format (check one); Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

March 31, 2005

(Unaudited)

ASSETS

Current Assets

    Cash                                                           $     10,714

    Receivable, net of impairment of $341,851                              --

                                                                   ------------

    Total assets                                                   $     10,714

                                                                  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities

Accounts payable and accrued expenses                          $    688,528

    Accounts payable – related party                                     66,375

    Income tax payable                                                   72,861

    Note payable                                                         34,785

    Convertible debentures                                              212,140

                                                                   ------------

       Total current liabilities                                      1,074,689

                                                                   ------------

Commitments and Contingencies

STOCKHOLDERS' DEFICIT

    Common stock, $.001 par value, 100,000,000 shares authorized:

       Class A, 8,747,012 shares issued or outstanding                    8,747

       Class B, 105,857 shares issued and outstanding                       106

    Additional paid in capital                                       34,292,628

    Retained deficit                                                (35,365,456)

                                                                   ------------

       Total stockholders’ deficit                                   (1,063,975)

                                                                   ------------

       TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT                 $     10,714

                                                                   ============

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended March 31, 2005 and 2004

(Unaudited)

                                                       2005            2004

                                                   ------------    ------------

Expenses:

  Impairment                                       $     87,759    $       --

  General and administrative expense                    244,504          48,500

  Interest expense                                       19,935           1,543

  Loss on marketable securities                            --            11,174

                                                   ------------    ------------

       NET LOSS                                    $   (352,198)   $    (61,217)

                                                   ============    ============

Basic and diluted loss per common share            $       (.04)   $       (.02)

Weighted average common shares outstanding            8,549,869       2,947,308

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2005 and 2004

(Unaudited)

                                                            2005         2004

                                                       -----------     --------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net loss                                           $  (352,198)  $  (61,217)

    Adjustments to reconcile net loss to net

      cash used in operating activities:

        Common stock issued for expense                       --         83,500

        Common stock issued for services                    30,000         --

        Impairment                                          87,759         --

        Amortization of loan discounts                      16,521         --

        Loss on marketable securities                         --         11,174

    Changes in:

      Accounts payable and accrued expenses                134,970       46,873

                                                       -----------     --------

NET CASH USED IN OPERATING ACTIVITIES                      (82,948)      (3,170)

                                                       -----------     --------

CASH FLOWS FROM INVESTING ACTIVITIES

    Advances to acquisition candidate                      (87,759)        --

                                                       -----------     --------

CASH FLOWS FROM FINANCING ACTIVITIES

    Proceeds from issuance of common stock                 134,400         --

                                                       -----------     --------

NET CHANGE IN CASH                                         (36,307)      (3,170)

CASH BALANCES

    -Beginning of period                                    47,021        3,170

                                                       -----------     --------

    -End of period                                     $    10,714     $   --

                                                       ===========     ========

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empire Energy Corporation International (formerly known as Empire Energy Corporation) ("Empire") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

NOTE 2 - IMPAIRMENT

During the quarter ended March 31, 2005, Empire made loans to and paid expenses totaling $87,759 on behalf of Great South Land Minerals, Ltd. (“GSLM”) and recorded impairment expense of $87,759 due to GSLM’s present inability to repay Empire. At March 31, 2005, a total of $341,851 was due to Empire from GSLM, all of which had been impaired.

NOTE 3 – CONVERTIBLE DEBENTURES

On July 2, 2004, Empire assumed $500,000 in notes payable in connection with the purchase of Bob Owen & Company, Inc. (“BOCI”).  The notes accrue interest at 1.5% per annum. $485,000 is convertible to common shares of Empire at the lower of $1.30, 125% of the average of the five days closing price preceding the conversion date, or 100% of the average of the three lowest closing prices for the 40 days preceding the conversion date, $15,000 is convertible at $.01 per share. There is no collateral for the notes. The notes mature on May 19, 2009.

The notes called for an original cap on convertible shares of 1,650,000. However, the debtor has the ability to force additional shares to be issued. Therefore, no cap on shares was used when calculating the beneficial conversion feature of the notes.  The $500,000 in proceeds is convertible into 2,063,953 shares, for a fair value per share of $.24.

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature.   As of March 31, 2005, 400,000 shares of common stock were issued for $4,000 of debt.  The value of the stock converted, $96,901 (400,000 times $.24), was amortized.   The remaining discounts will be amortized over the life of the note.   A summary of the notes is as follows:

Notes Payable
-------------
Gross proceeds from notes	$ 500,000
Less: Beneficial conversion feature	(410,000)
Less: Fair value of stock issued for note	(90,000)
Less: Principal value of debt converted	(7,000)
Add: Fair value of stock converted for debt	169,577
Add: Amortization of discounts	49,563
-------------
Book Value of note on March 31, 2005	$ 212,140
=============

NOTE 4 - COMMITMENTS AND CONTINGENCIES

Common stock issuance

During December 2004 and January 2005, the company sold 3,420,000 and 1,560,000 shares of common stock for $342,000 and $156,000, respectively. Terms of the sales include a provision that will allow the purchasers of these shares to receive an additional 50% of shares if the acquisition of GSLM is not completed within 90 days of their purchase.  With these sales of the common stock, the company issued 1,500,000 warrants to the broker as its offering costs. The company recognized $102,859 and $44,082 in fees during the year ended December 31, 2004 and the three months ended March 31, 2005, respectively. The fair value of the warrants is determined using the Black-Scholes option-pricing model. Assumptions used in the Black Scholes model were volatility of 266.8%, three year life, and a 1.5% discount rate.

NOTE 5 – EQUITY TRANSACTIONS

In 2005 Empire issued the following Class A common stock:

    1,460,000 shares of common stock for cash totaling $134,400

    100,000 shares of common stock for services totaling $30,000

    717 shares for the conversion of 717 Class B common shares

NOTE 6 – SUBSEQUENT EVENTS

Empire received acceptance on April 5, 2005 from shareholders of GSLM for the acquisition of a majority of the shares of GSLM and has prepared documentation for acquisition of the remaining shares from GSLM shareholders.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to resolve the Company's remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project, the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM), as established in the Letter of Intent dated July 9, 2002 and amended on December 10, 2002 and May 1, 2003. GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). Approval of the Company's shareholders was obtained at a shareholder's meeting held March 29, 2004. Acceptance by a majority of GSLM shareholders was obtained in April 2005 and acquisition of 100% of GSLM shares is pending. The terms of the transaction included the implementation of a 1 for 10 reverse-split of the Corporation's stock which was completed April 12, 2004. Empire will acquire all of the issued and outstanding common stock of GSLM in exchange for approximately 62.5 million shares of Empire common stock. Empire formed a wholly-owned subsidiary and transfered all rights and ownership interest in Industria Oklahoma-Nicaragua, S.A., now held by the Corporation, to that subsidiary which was then distributed to those Empire shareholders of record as of July 1, 2002. In conjunction with this acquisition, all other assets have been sold or assigned to Norman Peterson, the former CEO of Empire. Mr. Peterson has agreed to assume all liabilities of Empire incurred through his date of resignation, March 30, 2004 and assume ownership of the Company's wholly owned subsidiaries.  Most of the members of the Empire Board of Directors tendered their resignations in march 2004, and Malcolm Bendall, Chairman of GSLM was appointed President and Chairman of Empire in June 2004 to pursue the acquisition.

     In anticipation of the GSLM merger, Empire acquired a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger. Through March 31, 2005, HEM has converted approximately $7,000 of the debentures into approximately 700,000 shares of common stock.  This arrangement is more fully described in Part II, Unregistered Sale of Equity Securities and Use of Proceeds.

     The acquisition of GSLM was accepted by a majority of the shareholders of GSLM in April 2005.  The combined Company will continue to pursue other merger candidates, financing and business arrangements that will resolve the current liabilities and increase the value of the Company.

     No assurances can be given that the Company will be successful in implementing these plans or attaining successful operations. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

     During the quarter ended March 31, 2005, the Company generated no revenue. The Company generated a loss of $352,198 by incurring general & administrative expenses of $244,504, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, recording interest expense of $19,935 and making impaired loans to GSLM to allow payment of GSLM acquisition expenses. During the quarter ended March 31, 2004, the Company also generated no revenue. The Company generated a loss of $61,217 primarily by incurring $48,500 from general and administrative expenses while management worked to sell assets and reduce or settle liabilities.

Liquidity and Capital Resources

     On March 31, 2005, the Company had $10,714 in cash, and $1,074,689 in total liabilities.   The liabilities include $34,785 of notes payable, $212,140 in convertible debentures , $66,375 of accounts payable to a director and $688,528 of accounts payable and accrued liabilities. Net cash used in operating activities for the three months ended March 31, 2005 was $92,948 compared to $3,170 for the three months ended March 31, 2004.  Net cash used in investing activities was $87,759 loaned to GSLM for the three months ended March 31, 2005. Net cash provided by financing activities was $144,400 for the three months ended March 31, 2005, from the sale of common stock.  No cash was provided by financing activities or used in investing activities during the three months ended March 31, 2004.   The Company’s cash requirements relate to the costs of pursuing the merger with GSLM.  Additional debenture financing is available when the merger is completed, but additional financing will be needed to obtain the required governmental approvals, develop the license property and pursue the company’s business plan.

Present Activities:

     The Company has received acceptance by a majority of the shareholders of GSLM for the GSLM acquisition and is pursuing financing opportunities and pursuing the business plan.

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

PART II - OTHER INFORMATION

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

     In December 2004, the Company entered into an investment agreement with First Global Securities, Inc., authorizing the offer and sale of up to five million shares of the Company’s common stock in one or more private placements in accordance with Rule 506 of Regulation D, at a purchase price of $0.10 per share.  Under the terms of this agreement, if the average bid price for the Company’s common stock for the ten days between the 80th and 90th day after the date of that document is not $1.00 or more, then the Company must issue and deliver to the respective purchasers, pro rata, additional shares of common stock in an amount equal to 50% of the shares initially purchased for no consideration.  Pursuant to this agreement, 3,420,000 shares of common stock were sold in December 2004 and 1,560,000 shares of common stock were sold in January and February 2005.  As compensation for this agreement, First Global Securities, Inc. received cash compensation of ten percent of the proceeds of the sales of stock and received a warrant allowing purchase of 1,500,000 shares of common stock at a price of $0.10 per share for a period of three years, beginning with the date of the GSLM acquisition.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished as part of this report:

          1. Exhibit 31 Certification required by Section 302

             of the Sarbanes-Oxley Act of 2002.

           2 . Exhibit 32 Certification required by Section 906

             of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

3/08/05

3/15/05

3/24/05

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Empire Energy Corporation International

May 16, 2005                                By:  /s/  Malcolm Bendall

                                              ------------------------

                                                      Malcolm Bendall

                                                      Chief Executive Officer

                                                      Chief Financial Officer