Form 10QSB
period 2005-06-30
EMPIRE ENERGY CORP
filed 2005-08-22
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2005

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

16801 W. 116th Street, Suite 100, Lenexa, KS 66219

       -------- ---- ------------------------------              --------

(Address of Principal Executive offices)    (Zip Code)

Issuer's telephone number: (913) 469-5615

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

     There were 73,839,441 shares of Class A common stock $.001 par value outstanding as of July 31, 2005. There were also 103,987 shares of Class B common stock $.001 par value and 103,987 shares of paired convertible Exchangeco stock outstanding as of July 31, 2005.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

June 30 , 2005

(Unaudited)

	Note	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$6,326
Receivables net of impairment		37,146
Other current assets		4,895
TOTAL CURRENT ASSETS		48,367

PROPERTY AND EQUIPMENT, NET	6	6,398

TOTAL ASSETS		$54,765

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade and other payables		$1,050,777
Current portion of long term debt	7	261,069
TOTAL CURRENT LIABILITIES		1,311,846

LONG TERM TRADE AND OTHER PAYABLES		2,433,732

LONG TERM DEBT, net of current portion	7	9,764

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ DEFICIT
Class A Common stock, 73,839,441 shares (100,000,000 authorized) issued with a par value of $0.001 at June 30, 2005 and 62,426,782 shares issued with no par value at June 30, 2004		73,839
Class B Common stock, 103,987 shares issued with a par value of $0.001 at June 30, 2005		104
Additional paid-in capital		6,580,456
Accumulated deficit during the development stage		(10,008,916)
Accumulated other comprehensive income (loss)		(346,060)

TOTAL STOCKHOLDERS’ DEFICIT		(3,700,577)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$54,765

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended June 3 0 , 2005 and 2004

(Unaudited)

	2005	2004
	$	$

TOTAL REVENUES	-	-

COSTS AND EXPENSES
General & administrative	598,616	96,365
Exploration	151,301	8,093
TOTAL COSTS AND EXPENSES	749,917	104,458

LOSS FROM OPERATIONS	743,850	99,953

OTHER INCOME (EXPENSE)
Other income	6,067	4,505
Interest (expense)	(27,382)	(19,086)

LOSS BEFORE INCOME TAXES	771,232	119,039

INCOME TAXES	-	-

NET LOSS	771,232	119,039

NET LOSS PER COMMON SHARE:
Basic and diluted	$0.0106	$0.0017

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	72,159,559	62,426,782

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF EXPENSES

Six Months Ended June 30, 2005 and 2004

(Unaudited)

			March 15, 1995 (Inception) to June 30,
	2005	2004	2005
	$	$	$

TOTAL REVENUES	-	-	-

COSTS AND EXPENSES
Selling, general & administrative	814,572	208,187	5,954,888
Exploration	157,129	12,567	3,934,399

TOTAL COSTS AND EXPENSES	971,701	220,754	9,889,287

LOSS FROM OPERATIONS	960,071	215,227	9,848,287

OTHER INCOME (EXPENSE)
Other income	11,630	5,527	41,000
Interest (expense)	(30,294)	(45,973)	(160,629)

LOSS BEFORE INCOME TAXES	990,365	261,200	10,008,916

INCOME TAXES	-	-	-

NET LOSS	990,365	261,200	10,008,916

NET LOSS PER COMMON SHARE:
Basic and diluted	$0.0138	$0.0037

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	67,293,171	62,416,902

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through June 30, 2005

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at March 15, 1995	-	-	-	-				-

Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(8,853)			-

Issuance of common stock: cash	1,000	1			745			746
Net loss	-	-	-	-	-	-	-	-
Balance at June 30, 1996	8,748,012	8,748	105,857	106	(8,108)	-	-	746

Issuance of common stock: cash	59,000	59			53,977			54,036
Issuance of common stock: share premium					391,761			391,761
Net loss							(477,078)	(477,078)
Foreign currency translations	-	-	-	-	-	24,122	-	24,122

Balance at June 30, 1997	8,807,012	8,807	105,857	106	437,630	24,122	(477,078)	(6,413)

Issuance of common stock: cash	138,688	139			86,318			86,457
Issuance of common stock: share premium					857,737			857,737
Net loss							(1,247,314)	(1,247,314)
Foreign currency translations	-	-	-	-	-	185,864	-	185,864
Balance at June 30, 1998	8,945,700	8,946	105,857	106	1,381,685	209,986	(1,724,392)	(123,669)

Issuance of common stock: cash	69,581	70			328,899			328,969
Net loss							(267,403)	(267,403)
Foreign currency translations	-	-	-	-	-	(106,064)	-	(106,064)
Balance at June 30, 1999	9,015,281	9,016	105,857	106	1,710,584	103,922	(1,991,795)	(168,167)

Issuance of common stock: cash	35,971	36			137,205			137,241
Issuance of common stock: services	23,214	23			151,099			151,122
Net loss							(186,666)	(186,666)
Foreign currency translations	-	-	-	-	-	22,585	-	22,585
Balance at June 30, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through June 30, 2005

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$

Balance at July 1, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348			1,174,477			1,174,825
Issuance of common stock: services	23,317	23			67,863			67,886
Issuance of common stock: bonus issue	51,911,055	51,911			(51,911)			-
Net loss							(1,767,759)	(1,767,759)
Foreign currency translations	-	-	-	-	-	73,133	-	73,133
Balance at June 30, 2001	61,357,052	61,357	105,857	106	3,189,317	199,640	(3,946,220)	(495,800)

Issuance of common stock: cash	609,000	609			590,642			591,251
Issuance of common stock: services	3,955,125	3,955			530,778			534,733
Stock issuance costs					(44,109)			(44,109)
Net loss							(1,382,217)	(1,382,217)
Foreign currency translations	-	-	-	-	-	(83,949)	-	(83,949)
Balance at June 30, 2002	65,921,177	65,921	105,857	106	4,266,628	115,691	(5,328,437)	(880,091)

Issuance of common stock: cash	1,028,764	1,029			607,613			608,642
Issuance of common stock: services	3,955,125	3,955			2,119,156			2,123,111
Stock issuance costs					(286,040)			(286,040)
Net loss							(2,901,629)	(2,901,629)
Foreign currency translations	-	-	-	-	-	(233,528)	-	(233,528)
Balance at June 30, 2003	70,905,066	70,905	105,857	106	6,707,357	(117,837)	(8,230,066)	(1,569,535)

Issuance of common stock: cash	246,800	247			159,926			160,173
Issuance of common stock: services	21,928	22			16,238			16,260
Stock issuance costs					2,007			2,007
Net loss							(599,870)	(599,870)
Foreign currency translations	-	-	-	-	-	(24,630)	-	(24,630)
Balance at June 30, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through June 30, 2005

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$

Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	-	-	-	-	-	(274,088)	-	(274,088)
Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)

Issuance of common stock: debt	29,458	29			(29)			-
Issuance of common stock: services	2,634,319	2,634			(2,634)			-
Conversion of Class B stock into Class A	1,870	2	(1,870)	(2)				-

Reverse Acquisition of GSLM					(302,409)			(302,409)

Net loss for 6 months							(990,365)	(990,365)
Foreign currency translations	-	-	-	-	-	70,495	-	70,495
Balance at June 30, 2005	73,839,441	73,839	103,987	104	6,580,456	(346,060)	(10,008,916)	(3,700,577)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2005 and 2004

(Unaudited)

				March 15, 1995 (Inception) to June 30,
	Note	2005	2004	2005
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(990,365)	(261,200)	(10,008,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		-	-	2,893,112
Depreciation		6,544	4,663	32,074
Loss on disposal of fixed assets		207	-	207
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(7,822)	(863)	(37,146)
(Increase) Decrease in prepaid expenses		58,912	40,387	-
(Increase) Decrease in other assets		109,262	(6,953)	(4,895)
Increase (Decrease) in payables		494,339	97,906	3,182,100

NET CASH USED IN OPERATING ACTIVITIES		(328,923)	(126,060)	(3,943,464)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		-	-	(38,679)
NET CASH USED IN INVESTING ACTIVITIES		-	-	(38,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		-	2,543	(328,142)
Net proceeds from borrowings		259,429	107,437	270,833
Proceeds from issuance of shares		-	16,237	4,391,838
NET CASH PROVIDED BY FINANCING ACTIVITIES		259,429	126,217	4,334,529

EFFECT OF EXCHANGE RATE CHANGES ON CASH		70,495	(697)	(346,060)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		1,001	(540)	6,326

CASH AND CASH EQUIVALENTS – beginning of period		5,325	8,713	-

CASH AND CASH EQUIVALENTS – end of period		6,326	8,173	6,326

CASH PAID FOR:
Taxes		-	-	-
Interest		891	562	125,061

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International ("EEGC") have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission ("SEC"), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire's Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2004 and in conjunction with Great South Land Minerals Limited’s audited financial statements for the year ended June 30, 2004 filed with the Australian Securities and Investments Commission . In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2004 as reported in the 10-KSB have been omitted.

Organization:  Empire Energy Corporation International (“EEGC” or “the Company”) was incorporated in Utah on November 10, 1983. EEGC commenced commercial activity in the oil and gas industry on May 17, 1999. The primary prospect was in Nicaragua. EEGC also participated in an exploration program in Tennessee in 1999 and continuing until 2002. During 2000 and 2001, EEGC acquired additional production and/or prospects in Texas, Oklahoma and Wyoming.

During 2002, EEGC sold most of its oil and gas properties and entered into an agreement to acquire Great South Land Minerals (“GSLM”). Effective April 12, 2004, EEGC changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares from 50 million to 100 million and effected a 1 for 10 reverse stock split. During 2003 and 2004, EEGC sold all properties, settled some debts and pursued the acquisition of GSLM, which was completed April 7, 2005.

Reverse Acquisition: On April 7, 2005 (acquisition date) Empire Energy received 96.4% acceptances for its bid to acquire all the common stock in GSLM and on June 15, 2005 Empire Energy compulsorily acquired the remaining common stock of GSLM. All of the outstanding shares of GSLM were exchanged for 62,426,782 shares of Empire Energy common stock in a one for one scrip issue.

Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalisation”. Accordingly, the reverse acquisition has been accounted for as a recapitalisation. For accounting purposes, GSLM is considered the acquirer in the reverse acquisition and all history presented is that of GSLM.  Operating results of EEGC are included in these consolidated financial statements from the date of the reverse acquisition, April 7, 2005.  References to EEGC in the remainder of these notes will refer to the consolidated company including the operating history of GSLM unless otherwise specified.

The costs of the reverse acquisition (transaction costs) have been charged to expense.

The accompanying consolidated financial statements of the Company reflect the historical results of GSLM, and the consolidated results of operations of the Company and GSLM subsequent to the date of acquisition.

Principles of Consolidation:    The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Going Concern and Liquidity:  EEGC is in the development stage, devoting substantially all of its efforts to exploration and raising financing. EEGC has substantially funded its operations with proceeds from the issuance of common stock. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway. However, the Company has yet to generate any significant revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realised.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern and Liquidity (continued):

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•

Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•

Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•

Current liabilities of $1,050,777 and current assets of $48,367 including cash or cash equivalents of $6,326 at June 30, 2005.

•

The exploration licence SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,255,874 by 30 September 2005, $5,096,866 by 30 September 2006, $8,022,336 by 30 September 2007, $12,003,024 by 30 September 2008 and $13,106,400 by 30 September 2009 without which the licence will be revoked.

There can be no assurance that the Company will be able to obtain financing on commercially reasonable terms. The continuing viability and its ability to continue as a going concern and to meet its obligations as they fall due is dependent on the Company being successful in raising additional funds. The Company’s inability to raise capital may have a material adverse affect on its financial condition, ability to meet its obligations and operating needs and results of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company has planned the following activities and the following activities exist to address the above going concern issues.

•

The directors have reviewed their short-term cash flow requirements and consider that the company has or has access to sufficient funds to meet the financial obligations of the company.

These include:

-

Advances received since 1 July 2005, from entities associated with a director of the company, totalling approximately $26,256.  Negotiations are underway with that same entity, for additional funding.

-

Declarations from key creditors (which represented $1,401,770 of the liabilities as at 30 June 2005) that proceeding to enforce collection of debt will not be undertaken before 1 January 2007 in respect of all relevant debts incurred up to 30 June 2005;

•

The directors have reviewed the cash flow requirements necessary to meet the company’s exploration expenditure commitments and consider that the following actions will ensure that the company has access to sufficient funds.

These include:

-

Requesting approval to increase authorised shares to allow additional acquisitions and fund-raising activities

-

Seeking acquisitions that will provide capital and cash flow

-

Working on refinancing opportunities and using the additional shares to pursue development activities.

-

Entering into negotiations with a number of parties for additional funding.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the year ended 31 December 2004 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern. The independent audit report on GSLM’s financial statements for the year ended 30 June 2004 contained an emphasis of matter paragraph regarding the GSLM’s ability to continue as a going concern.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition:  Interest revenue is recognised as it accrues, taking into account the effective yield on the financial asset. Other revenue is recognised when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is delivered.

Marketable securities:  Investment securities that are held for short-term resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss, net of applicable income taxes. Costs of securities sold are recognized using the specific identification method.

Property and Equipment:  The Company evaluates its long-lived assets for indicators of possible impairment by comparison of the carrying amounts to future net undiscounted cash flows expected to be generated by such assets when events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. Should an impairment exist, the impairment loss would be measured based on the excess carrying value of the asset over the asset’s fair value or discounted estimates of future cash flows.

The successful efforts method of accounting is followed for costs incurred in oil and gas exploration and production operations:

•

Capitalization of Oil and Gas Expenditures:  Acquisitions costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged against income as incurred. Exploratory drilling costs are capitalized initially; however, if it is determined that an exploratory well does not contain proved reserves, the capitalized costs are charged to expense, as dry hole costs, at that time. Development costs are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

Leasehold Impairment and Depreciation, Depletion and Amortization:   Unproved properties whose costs are individually significant are evaluated for impairment by management. Costs of such properties surrendered or abandoned are charged to exploration expense.

The acquisition costs of proved properties are depleted by the unit of production method based on proved reserves. Capitalized exploratory drilling costs which result in the discovery of proved reserves and development costs are amortized/depreciated by the unit of production method based on proved developed reserves. The unit determination is by field.

Other Property and Equipment:  Other property and equipment is depreciated under the straight-line method over the useful lives of the assets ranging from 2 to 9 years.

•

Dismantlement, Restoration and Abandonment Costs: In accordance with SFAS No. 143, “ Accounting for Asset Retirement Obligations ”, (which became effective for fiscal years beginning January 1, 2003), which addresses financial accounting and reporting for liabilities associated with the retirement of long-lived assets, the Company recognises the fair value of a liability for asset retirement obligations associated with the retirement of tangible long lived assets and the associated retirement costs in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset as part of depreciation, depletion, and amortisation. The effect of the passage of time on the amount of the liability is recognised as accretion expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognise a gain or loss on settlement. The adoption of SFAS 150 had no effect on the Company’s financial statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment (continued):

The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalised and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortisation is removed from the accounts and any gains or losses are reflected in current operations.

Income Taxes : The Company provides for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes (“Statement 109”). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when future realisation is uncertain.

Receivables : The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. Receivables at June 30, 2005 have been reduced by an allowance of $30,480 compared to $Nil the previous year.

Cash and Cash Equivalents : Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited in demand in two financial institutions in Australia. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents.

Use of Estimates : The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company’s financial statements are based on a number of significant estimates including the selection of the useful lives for property, equipment, and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and amortisation of oil and gas properties. Management emphasises that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Accordingly, the Company’s estimates are expected to change as future information becomes available and such changes could be material.

As mandated under Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company is required under certain circumstances to evaluate the possible impairment of the carrying value of its long-lived assets. In addition to the uncertainties inherent in the estimation process, these amounts are affected by historical and projected prices for oil and natural gas which have typically been volatile. It is reasonably possible that the Company’s oil and gas reserve estimates will materially change in the forthcoming year.

Foreign Currency Translation : The functional currency of GSLM is the Australian dollar. Financial statements for GSLM are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Issuance Costs:  These costs consist primarily of placement fees and expenses and professional fees. These expenses are charged against the related proceeds from the sale of Company stock in the periods in which they occur or are charged to expense in the event of a terminated stock issuance.

Comprehensive Income (Loss) : the Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “ Reporting Comprehensive Income ” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of GSLM, expressed in Australian dollars, to United States dollars are reported as other comprehensive income (loss) and as accumulated other comprehensive income (loss) in the Statement of Stockholders’ Deficit.

Net Loss Per Share:  The company has presented the basic and diluted net loss per share pursuant to Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. In accordance with SFAS No. 128, basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Dilutive net loss per share would give affect to the dilutive effect of common stock equivalents consisting of option and warrants. Potentially dilutive securities have been excluded from the net loss per common share calculation as the effects would be antidilutive.

Stock Options : The Company and its subsidiaries have issued options to Directors, Director-related entities and Officers. The Company measures compensation cost as prescribed by APB Opinion No. 25 (“APB 25”), “ Accounting for Stock Issued to Employees ”. No compensation cost relating to the granting of stock options has been recognised in the financial statements as the exercise price of all option grants were equal to or greater than the fair value of the company’s common stock at the date of grant.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income.

Recently Issued Accounting Pronouncements : in December 2003, the FASB issued Interpretation No. 46r (“FIN 46r”), “ Consolidation of Variable Interest Entities. ” This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obliged to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created after January 31, 2003, FIN 46 is applicable to periods beginning after December 15, 2004. The adoption of FIN 46 will not have an effect on the Company’s financial statements.

In May 2003, as amended in November 2003, The FASB issued SFAS No. 150, “ Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity ” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective in fiscal periods beginning after December 15, 2004. The adoption of SFAS 150 had no effect on the Company’s financial statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recently Issued Accounting Pronouncements (continued) :

In April 2003, the FASB issued SFAS No. 149, “ Amendment of Statement 133 on Derivative Instruments and Hedging Activities ” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s financial statements.

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at June 30, 2005 and 2004 reduces the net deferred tax assets to $0.

Deferred tax assets consist of:

	2005	2004
	$	$

Net operating losses	2,308,520	1,948,342
Valuation allowance	(2,308,520)	(1,948,342)
	-	-

At June 30, 2005, the Company has net operating loss carry forwards of approximately $7,998,091. The benefit of tax losses will be available provided the following are met:

1.

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

2.

The Company continues to comply with the conditions for deductibility imposed by the law; and

3.

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $360,178 and $227,433 during 2005 and 2004, respectively.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS

Transactions between related parties are on normal commercial terms and conditions not more favourable than those available to other parties unless otherwise stated. Transactions with related parties are as follows:

Directors and Director Related Transaction

A number of directors of the Company or their director related entities hold positions in other entities that result in them having control or significant influence over the financial or operating policies of those entities.

The terms and conditions of the transactions with directors and their director related entities were no more favourable than those available, or which might reasonably be expected to be available, on similar transactions to non-director related entities on an arms length basis.

The aggregate amounts recognised during the year relating to directors and their director related entities were as follows:

Directors Transactions	2005	2004
	$	$
D.A. Tanner Consulting	-	-
M.R. Bendall Rental	9,282	8,885
M.R. Bendall Consulting	-	-

Working Capital Facility

From time to time the Company requires funding for short term needs which are supplied by an entity associated with a director. Since January 1, 2005, that entity has provided funding amounting to approximately $72,937 to the Company. These advances are unsecured, are not repayable before June 30, 2006 and to date have been interest free. At June 30, 2005, the Company owed the related party an amount of $782,768.

Guarantees

Two former directors of the Company have personally provided joint and several guarantees, on behalf of the Company, in favour of Mineral Resources of Tasmania (“MRT”), the government body responsible for the activities of the Company. This guarantee is for a total of $57,150, and relates to future rehabilitation costs that may arise in respect of the licence.

Share Options

From January 1, 2005 to June 30, 2005 the Company did not issue any shares or options to Directors, Director Related Entities or officers of the company.  Details of options issued in earlier periods are given below. The options were issued in October 2003, may be exercised at a price of AUD$0.01 and are valid until December 31, 2006. After the successful acquisition of GSLM by EEGC as at April 6, 2005, these options have been transferred to EEGC for redemption. The exercise price of each option at June 30, 2005 in US$ is $0.006903.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Share Options (continued)

Name Position		June 30, 2005
	Exercise Prices	Number outstanding	Value
			$
M.R. Bendall Chairman	$0.00762	50,000	381
C. Burrett Director	$0.00762	50,000	381
S. Powell Director	$0.00762	50,000	381
P. Simpson Director	$0.00762	50,000	381
D. Tanner Director	$0.00762	50,000	381
R. Watson Director	$0.00762	50,000	381
K. Gumley Company Secretary	$0.00762	50,000	381
A. Steel Accountant	$0.00762	50,000	381
R. Tabor Chief Executive Officer	$0.00762	50,000	381
		450,000	3,429

The following conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company.  The issue of any of these options is conditional on the successful completion of the merger with EEGC, the extension of the licence over key areas of SEL 13/98 and the securing of additional available funding of at least AUD$15,000,000 before 30 September 2005 (US$11,430,000 at June 30, 2005 interbank spot exchange rates).  If issued these options will have a term of three years and an exercise price of AUD$1.00. Following the successful acquisition of GSLM by Empire Energy as at April 6, 2005, these options have been transferred to EEGC for redemption. The exercise price of each option at June 30, 2005 in US$ is $0.7620.

Name Position		June 30, 2005
	Exercise Prices	Number outstanding	Value
			$
M.R. Bendall Chairman	$0.7620	6,000,000	4,572,000
C. Burrett Director	$0.7620	600,000	457,200
S. Powell Director	$0.7620	400,000	304,800
P. Simpson Director	$0.7620	400,000	304,800
D. Tanner Director	$0.7620	400,000	304,800
R. Watson Director	$0.7620	400,000	304,800
K. Gumley Company Secretary	$0.7620	400,000	304,800
R. Tabor Chief Executive Officer	$0.7620	400,000	304,800
		9,000,000	6,858,000

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 4 – COMMITMENTS

Environmental Remediation Liabilities

The Company’s operations are subject to significant environmental regulation under the lease of the Commonwealth of Australia and the State of Tasmania. As of June 30, 2005, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. At June 30, 2005, these obligations not provided for in the financial statements are as follows:

	2005	2004
Cumulative expenditure required by :	$	$

September 30, 2005	3,255,874	2,949,514
September 30, 2006	1,840,992	1,667,765
September 30, 2007	2,925,470	2,650,200
September 30, 2008	3,980,688	3,606,127
September 30, 2009	1,103,376	999,554
	13,106,400	11,873,160

Operating Lease Commitments

Future operating lease rentals at June 30, 2005 not provided for in the financial statements are as follows:

	2005	2004
Expenditure required by year ended :	$	$
June 30, 2005	-	21,455
June 30, 2006	23,683	1,766
June 30, 2007	1,949	-
	25,632	23,221

Rental expense was $9,282 and $8,885 during the six months ended June 30, 2005 and 2004, respectively.

NOTE 5 – CONTINGENT LIABILITIES

Fees payable and dependent on a public float of shares of GSLM are as follows:

	2005	2004
	$	$

Secretarial Services (K. Gumley)	63,393	52,486

At June 30, 2005, the Company  recognised a creditor of $24,185 for secretarial fees due. The remaining $63,393 noted above has been billed but is disputed by the Company and has not been provided for in the accounts.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 5 – CONTINGENT LIABILITIES (continued)

HEM Mutual Assurance LLC

As detailed in Note 8, EEGC entered into a complex Convertible Debenture Purchase Agreement with HEM Mutual Assurance LLC (“HEM”) closing on July 2, 2004. If the Company breaches one of a number of key terms in the agreement, HEM can sue Empire for compensation damages equal to $3,000,000 payable on demand. At the date of this report, the Company has not breached any of these key terms.

Centurion Private Equity, LLC

In November 2001, EEGC entered into an investment agreement ("Investment Agreement") with Centurion Private Equity, LLC ("Centurion"). The investment agreement entitled EEGC to issue and sell its common stock for up to an aggregate of $15 million under certain conditions during a three-year period. The three-year period began with the SB-2/A registration statement that was filed with the SEC dated January 31, 2002. Rights under this arrangement expired unused on January 31, 2005.

In connection with the Investment Agreement, EEGC issued and delivered to Centurion a warrant to purchase 125,000 shares of common stock.  This warrant is exercisable at a price of $0.80 per share and expires September 6, 2006.

Anadarko Energy Services Company

During August 2001, EEGC agreed to sell the gas production from its Bedsole #1 well in Leon County, Texas to Anadarko Energy Services Company. The primary term of the agreement was two years with provision to be extended year to year thereafter. The gas price was an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU's of gas was delivered during the primary term of the contract the price reduction was eliminated. If the wells do not deliver 200,000 MMBTU's during the primary term EEGC must pay $0.30 per MMBTU for any shortage. The property was sold to Carr Resources in August 2002 but the potential liability from the gas contract remained with EEGC. Carr drilled an additional productive well on the unit in September 2002, which reduced the required production. Total production is unknown but no claim has been made to EEGC since the primary term of the agreement expired in August 2003 and no claim is expected.

Industria Oklahoma-Nicaragua, S. A.

Prior to 2002, EEGC acquired a 51% interest in the Industria Oklahoma-Nicaragua, S.A. ("ION"), a Nicaraguan subsidiary, which had been pre-qualified in that country to bid on oil and gas concessions and had incurred certain obligations to pursue this concession.  All rights and obligations of this interest were distributed during 2004 to a corporation owned by EEGC shareholders of record July 1, 2002.

Common stock issuance

During December 2004 and January 2005, the company sold 3,420,000 and 1,460,000 shares of common stock for $342,000 and $146,000, respectively. Terms of the sales included a provision that allowed the purchasers of these shares to receive an additional 50% of shares if the acquisition of GSLM was not completed within 90 days of their purchase. The purchase of GSLM was completed on April 6, 2005. At June 30, 2005 the purchasers had not requested any additional shares and no additional shares had been issued to them.

With these sales of the common stocks, the company issued 1,500,000 warrants to the broker as its offering costs.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2005	2004
	$	$

Property and equipment	42,744	44,496
Less: accumulated depreciation	(36,346)	(29,802)
Written down value	6,398	14,694

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following:

	2005	2004
	$	$

Promissory note from individual, interest at 10% due on demand	-	101,502
Other long term debt liabilities	258,314	-
Asset purchase loan for vehicle, interest at 9.75% due monthly through November 2006	12,519	11,341
	270,833	112,843
Less: current portion	(261,069)	(103,997)

Long term debt	9,764	8,846

The maturities of the Company’s long-term debts consist of the following:

	2005	2004
Year Ending June 30,	$	$
2005	-	3,096
2006	3,417	3,096
2007	3,417	2,654
2008	2,930	-

	9,764	8,846

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 8 – CONVERTIBLE DEBENTURES

On July 2, 2004, EEGC obtained $500,000 for operating capital by assuming notes payable to HEM Mutual Assurance LLC (“HEM”).  The notes payable had been issued by  Bob Owen & Company, Inc. a Kansas corporation ("BOCI") for the specific purpose of merging with and funding EEGC. The notes accrue interest at 1.5% per annum. $485,000 is convertible to common shares of EEGC at the lower of $1.30, 125% of the average of the five days closing price preceding the conversion date, or 100% of the average of the three lowest closing prices for the 40 days preceding the conversion date, $15,000 is convertible at $0.01 per share.   There is no collateral for the notes.   The notes mature on May 19, 2009.

The notes called for an original cap on convertible shares of 1,650,000.  However, the debtor has the ability to force additional shares to be issued, therefore, no cap on shares was used when calculating the beneficial conversion feature of the notes.  The $500,000 in proceeds is convertible into 2,063,953 shares, for a fair value per share of $0.24.

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature.   As of June 30, 2005 700,000 shares of common stock were issued for $7,000 of debt.  The value of the stock converted, $169,577 (700,000 times $0.24), was amortized.   The remaining discounts will be amortized over the life of the note.   A summary of the notes is as follows:

	2005	2004
Notes payable:	$	$

Gross proceeds from notes	500,000	-
Less: beneficial conversion feature	(410,000)	-
Less: fair value of stock issued for note	(90,000)	-
Less: principal value of debt converted	(7,000)	-
Add: fair value of stock converted for debt	169,577	-
Add: amortisation discounts	73,493	-

Book value of note on June 30, 2005	236,070	-

In addition to the debentures disclosed above, there is a contingent convertible debenture due to HEM. If EEGC chose to activate the contingent convertible debenture, EEGC would receive proceeds of $500,000 and HEM would be entitled to repayment or to acquire additional common stock shares at an exercise price of between the lower of $1.625 and the average of the three lowest closing per share bid prices during the 40 trading days prior to conversion. At June 30, 2005 the conditions for exercising this contingent debenture had not been met.

NOTE 9 – STOCKHOLDERS’ DEFICIT

	2005	2004
Issue of Class A common stock:	No.	No.
March 2004 issue of shares	-	21,928
January to June 2005 conversion of shares from B stock	1,870	-
April 7, 2005 to Owen Enterprises LLC on the successful completion of the merger in payment of services	2,534,319	-
April 7, 2005 to P&S Investment Management Inc. on the successful completion of the merger in payment of services	100,000	-
April 7, 2005 to Peterson in return for debt release	29,458	-
	2,665,647	21,928

Issue of Class B Common stock:
January to June 2005 conversion of B shares into A shares	(1,870)	-
	(1,870)	-

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 10 – OPTIONS/WARRANTS

The following table summarises the movements in options in the six months to June 30, 2005 and June 30, 2004:

	2005		2004
Options outstanding:	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning of period	450,000	0.006903	450,000	0.006903
Foreign exchange adjustment	-	0.000717	-	-
Options taken over on merger	68,464	26.93	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	(833)	18.00	-	-

End of period	517,631	$3.54	450,000	$0.006903

Options exercisable	517,631	$3.54	450,000	$0.006903

The options have a weighted average remaining contractual life of 1.42 years, are fully vested and have a weighted average exercise price of $3.54.

The following table summarises information about stock options outstanding at June 30, 2005.

		2005
	Exercise Prices	Number outstanding	Average remaining life in years

Issued on acquisition of Commonwealth Energy in 2001:	$10.00	10,000	0.22
	$30.00	57,631	0.96

Issued to directors and officers of GSLM in October 2003, as detailed in Related Parties Note to the Accounts:	$0.006903	450,000	1.50

		517,631

Directors and officers of GSLM have also received conditional offers of share options, as detailed in the Related Parties Note to the Accounts. These have not been included in the table above because no options were issued at the date of this report. If the conditions are fulfilled, directors and officers would receive up to 9,000,000 options, exercisable at $0.7620 within three years of issue.

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model. Options issued in the six months to June 30, 2005 and June 30, 2004 to non-employees were Nil and Nil, respectively.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 10 – OPTIONS/WARRANTS (continued)

The following table summarises the movements in warrants in the six months to June 30, 2005 and June 30, 2004:

	2005		2004
Warrants outstanding:	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning of period	-	-	-	-
Warrants taken over on merger	2,390,000	0.31	-	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired	-	-	-	-

End of period	2,390,000	$0.31	-	-

Warrants exercisable	1,640,000	$0.22	-	-

The warrants have a weighted average remaining contractual life of 3.14 years, are fully vested and have a weighted average exercise price of $0.31. Some 750,000 of the warrants are not exercisable until after October 10, 2005.

The following table summarises information about warrants outstanding at June 30, 2005:

		2005
	Exercise Prices	Number outstanding	Average remaining life in years

Centurion Private Equity LLC, Common Stock, rights expiring September 6, 2006	$0.80	125,000	1.19

Other, rights expiring September 6, 2006	$7.00	15,000	1.19

First Global Securities, Inc Common Stock, rights expiring March 31, 2008	$0.10	1,500,000	2.75

Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009, first exercisable after October 10, 2005	$0.50	750,000	4.28

		2,390,000

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005 and 2005 (Unaudited)

NOTE 12 – MERGER WITH GREAT SOUTH LAND MINERALS LIMITED

Overview of GSLM : GSLM is a development stage company that was incorporated in Tasmania, Australia in 1995. The principal activity of GSLM is the exploration and development of sub-surface hydrocarbons in Tasmania.

Background to the Merger:  On July 15, 2002, the Board of Directors of EEGC unanimously approved the terms and conditions for the acquisition of GSLM as established by a letter of intent between GSLM and EEGC dated July 9, 2002 and amended on December 10, 2002 and October 16, 2003.  Under this agreement, shareholders of GSLM would own approximately 95% of the EEGC common stock upon completion of this reverse acquisition.

At a shareholders meeting of EEGC held on March 29, 2004, all of the necessary shareholder approvals required by EEGC were obtained. On May 27, 2004, an agreement was entered into by GSLM and EEGC to actively pursue the merger of the two companies.

On July 2, 2004 EEGC obtained proceeds of $500,000 of working capital by merging with Bob Owen and Company Inc., a Kansas Corporation (“BOCI”). At the date of merger, BOCI did not have any material assets and liabilities except for the convertible debenture purchase agreement with HEM Mutual Assurance LLC detailed in Note 8. EEGC used these funds to pay operating expenses and pursue its acquisition of GSLM.

On March 4, 2005, EEGC lodged a Bidder’s Statement with the Australian Securities and Investment Commission to acquire all the share capital of GSLM in a one for one scrip issue. On April 7, 2005, EEGC announced that it had received 96.4% acceptances and on June 15, 2005 it compulsorily acquired the remaining common stock of GSLM.

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to year end, it was agreed by a creditor that $798,397 of debt would be settled through the issues of 3,870,707 common shares in EEGC.

Advances have been received from an entity associated with a director of the Company, totalling approximately $26,256.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

In order to resolve the Company's remaining liabilities and provide the stockholders with an opportunity to participate in a potential major oil and gas exploration project, the Board of Directors, on July 15, 2002, unanimously approved the terms and conditions for the acquisition of Great South Land Minerals, Ltd. (GSLM). GSLM is an oil & gas exploration firm headquartered in Hobart, Tasmania (Australia). Approval of the Company's shareholders was obtained at a shareholder's meeting held March 29, 2004. Acceptance by a majority of GSLM shareholders was obtained in April 2005 and acquisition of 100% of GSLM shares was completed in June 2005. Approximately 62 million shares of Empire common stock were issued to former GSLM shareholders representing over 85% of the outstanding shares of the combined company and qualifying as a reverse acquisition.  Accordingly, the operating history included in these financial statements is that of GSLM before the date of acceptance of the offer, April 7, 2005, and includes the activity of Empire after that date.  Since Empire had immaterial assets at the date of the acquisition, the financial statements are combined in a manner similar to a pooling of interests.

     In anticipation of the GSLM merger, Empire acquired a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger. Through June 30, 2005, HEM has converted approximately $7,000 of the debentures into approximately 700,000 shares of common stock.  This arrangement is more fully described in Part II, Unregistered Sale of Equity Securities and Use of Proceeds.

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

Results of Operations

     During the quarter ended June 30, 2005, the combined Company generated no revenue. The combined Company generated a loss of $771,232 by incurring general & administrative expenses of $598,616, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, recording interest expense of $27,382 and incurring exploration expenses of $151,301 to maintain and pursue the value in the property rights.  During the quarter ended June 30, 2004, the Company (then GSLM alone) also generated no revenue. The Company generated a loss of $119,039 primarily by incurring $96,365 from general and administrative expenses and $19,086 in interest expense.

     During the six months ended June 30, 2005, the Company generated no revenue. The Company generated a loss of $990,365 by incurring general & administrative expenses of $814,572, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, recording interest expense of $30,294 and incurring $157,129 in exploration expenses. During the six months ended June 30, 2004, the Company also generated no revenue. The Company generated a loss of $261,200 primarily by incurring $208,187 from general and administrative expenses and $45,973 in interest expense.

Liquidity and Capital Resources

     On June 30, 2005, the Company had $6,326 in cash, and $3,755,342 in total liabilities.   The liabilities include approximately $230,000 in convertible debentures and the remainder substantially in trade payables and accrued expenses.Net cash used in operating activities for the six months ended June 30, 2005 was $328,923 compared to $126,060 for the six months ended June 30, 2004.  No cash was used in investing activities  for the six months ended June 30, 2005. Net cash provided by financing activities was $259,429 for the six months ended June 30, 2005, from current borrowings. Net cash of $126,217 was provided by financing activities and no cash was used in investing activities during the six months ended June 30, 2004.     Additional debenture financing is available when the merger is completed, but additional financing will be needed to develop the license property and pursue the company’s business plan.

Present Activities:

     The Company has completed the acquisition and is pursuing financing opportunities and pursuing the business plan.

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

4/01/05

4/18/05

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Empire Energy Corporation International

August 19, 2005

By: /s/ Malcolm Bendall

      -------------------------

      Malcolm Bendall

      Chief Executive Officer

      Chief Financial Officer