Form 10QSB
period 2005-09-30
EMPIRE ENERGY CORP
filed 2005-11-21
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2005

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

     Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X] No [ ]

     There were 76,330,042 shares of Class A common stock $.001 par value outstanding as of July 31, 2005. There were also 103,386 shares of Class B common stock $.001 par value and 103,386 shares of paired convertible Exchangeco stock outstanding as of November 10, 2005.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

September 30 , 2005

(Unaudited)

	Note	2005
ASSETS

CURRENT ASSETS
Cash and cash equivalents		$1,710
Receivables net of impairment		12,030
Other current assets		26,013
TOTAL CURRENT ASSETS		39,753

PROPERTY AND EQUIPMENT, NET	6	3,168

TOTAL ASSETS		$42,921

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Trade and other payables		$1,467,523
Current portion of long term debt	7	311,440
TOTAL CURRENT LIABILITIES		1,778,963

LONG TERM TRADE AND OTHER PAYABLES		2,201,657

LONG TERM DEBT, net of current portion	7	9,055

COMMITMENTS AND CONTINGENCIES		-

STOCKHOLDERS’ DEFICIT
Class A Common stock, 76,330,042 shares (300,000,000 authorized) issued with a par value of $0.001 at September 30, 2005		76,330
Class B Common stock, 103,386 shares issued with a par value of $0.001 at September 30, 2005		103
Additional paid-in capital		6,577,966
Accumulated deficit during the development stage		(10,257,663)
Accumulated other comprehensive income (loss)		(343,490)

TOTAL STOCKHOLDERS’ DEFICIT		(3,946,754)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$42,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF EXPENSES

Three Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
	$	$

TOTAL REVENUES	-	-

COSTS AND EXPENSES
General & administrative	205,414	165,753
Exploration	30,799	-
TOTAL COSTS AND EXPENSES	236,213	165,753

LOSS FROM OPERATIONS	(236,213)	(165,753)

OTHER INCOME (EXPENSE)
Other income	4,480	7,428
Interest (expense)	(21,146)	(3,172)

LOSS BEFORE INCOME TAXES	(252,879)	(158,498)

INCOME TAXES	-	-

NET LOSS	(252,879)	(158,498)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0033)	($0.0025)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	76,330,042	62,426,782

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF EXPENSES

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

			March 15, 1995 (Inception) to September 30,
	2005	2004	2005
	$	$	$

TOTAL REVENUES	-	-	-

COSTS AND EXPENSES
Selling, general & administrative	1,016,539	370,940	6,156,170
Exploration	187,271	12,567	3,965,198

TOTAL COSTS AND EXPENSES	1,203,810	383,507	10,121,368

LOSS FROM OPERATIONS	(1,203,810)	(383,507)	(10,121,368)

OTHER INCOME (EXPENSE)
Other income	16,093	12,954	45,480
Interest (expense)	(51,395)	(49,145)	(181,775)

LOSS BEFORE INCOME TAXES	(1,239,112)	(419,698)	(10,257,663)

INCOME TAXES	-	-	-

NET LOSS	(1,239,112)	(419,698)	(10,257,663)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0168)	($0.0037)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	73,751,918	62,416,902

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through September 30, 2005

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

Period From March 1995 (inception) Through September 30, 2005

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through September 30, 2005

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$

Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	-	-	-	-	-	(274,088)	-	(274,088)
Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)

Issuance of common stock: debt	29,458	29			(29)			-
Issuance of common stock: services	2,634,319	2,634			(2,634)			-
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				-

Reverse Acquisition of GSLM					(302,409)			(302,409)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			-
Net loss for 9 months							(1,239,112)	(1,239,112)
Foreign currency translations	-	-	-	-	-	73,065	-	73,065
Balance at September 30, 2005	76,330,042	76,330	103,386	103	6,577,966	(343,490)	(10,257,663)	(3,946,754)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2005 and 2004

(Unaudited)

				March 15, 1995 (Inception) to September 30,
	Note	2005	2004	2005
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,239,112)	(419,698)	(10,257,663)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		-	-	2,893,112
Depreciation		9,774	4,663	35,304
Loss on disposal of fixed assets		207	-	207
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		17,294	(9,203)	(12,029)
(Increase) Decrease in prepaid expenses		58,912	(50,694)	-
(Increase) Decrease in other assets		88,144	(8,566)	(26,013)
Increase (Decrease) in payables		679,010	189,733	3,366,770

NET CASH USED IN OPERATING ACTIVITIES		(385,771)	(293,765)	(4,000,312)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		-	-	(38,679)
NET CASH USED IN INVESTING ACTIVITIES		-	-	(38,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		-	2,543	(328,142)
Net proceeds from borrowings		309,091	272,271	320,495
Proceeds from issuance of shares		-	29,365	4,391,838
NET CASH PROVIDED BY FINANCING ACTIVITIES		309,091	304,179	4,384,191

EFFECT OF EXCHANGE RATE CHANGES ON CASH		73,065	(3,997)	(343,490)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(3,615)	6,417	1,710

CASH AND CASH EQUIVALENTS – beginning of period		5,325	8,713	-

CASH AND CASH EQUIVALENTS – end of period		1,710	15,130	1,710

CASH PAID FOR:
Taxes		-	-	-
Interest		1,337	843	125,483

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

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

Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the “merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalisation. Accordingly, the reverse acquisition has been accounted for as a recapitalisation. For accounting purposes, GSLM is considered the acquirer in the reverse acquisition and all history presented is that of GSLM.  Operating results of EEGC are included in these consolidated financial statements from the date of the reverse acquisition, April 7, 2005.  References to EEGC in the remainder of these notes will refer to the consolidated company including the operating history of GSLM unless otherwise specified.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

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

•

Current liabilities of $1,778,963 and current assets of $39,753 including cash or cash equivalents of $1,710 at September 30, 2005.

The exploration licence SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,248,610 by 30 September 2005, $5,085,495 by 30 September 2006, $8,004,438 by 30 September 2007, $11,976,245 by 30 September 2008 and $13,077,159 by 30 September 2009 without which the licence will be revoked.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Going Concern and Liquidity  (continued):

These include:

-

Advances received since September 30, 2005, from entities associated with a director of the company, totalling approximately $32,528. Negotiations are underway with that same entity, for additional funding.

-

Declarations from key creditors (which represented $1,375,550 of the liabilities as at September 30, 2005) that proceeding to enforce collection of debt will not be undertaken before January 1, 2007 in respect of all relevant debts incurred up to September 30, 2005.

•

The directors have reviewed the cash flow requirements necessary to meet the company’s exploration expenditure commitments and consider that the following actions will ensure that the company has access to sufficient funds.

These include:

-

Obtained approval to increase authorised shares to allow additional acquisitions and fund-raising activities

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

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

September 30, 2005 and 2005 (Unaudited)

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

Receivables : The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. Receivables at September 30, 2005 have been reduced by an allowance of $30,480 compared to $Nil the previous year.

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

September 30, 2005 and 2005 (Unaudited)

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

September 30, 2005 and 2005 (Unaudited)

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

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at September 30, 2005 and 2004 reduces the net deferred tax assets to $0.

Deferred tax assets consist of:

	2005	2004
	$	$

Net operating losses	2,392,781	1,997,476
Valuation allowance	(2,392,781)	(1,997,476)
	-	-

At June 30, 2005, the Company has net operating loss carry forwards of approximately $8,250,969. The benefit of tax losses will be available provided the following are met:

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

The Company continues to comply with the conditions for deductibility imposed by the law; and

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $444,439 and $276,567 during 2005 and 2004, respectively.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

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

The aggregate amounts recognised during the year relating to directors and their director related entities were as follows:

Directors Transactions	2005	2004
	$	$
M.R. Bendall Rental	13,923	13,328
M.R. Bendall Consulting	-	-
J.C. Garrison Consulting (unpaid at September 30,2005)	53,775	-

Working Capital Facility

From time to time the Company requires funding for short term needs which are supplied by an entity associated with a director. Since January 1, 2005, that entity has provided funding amounting to approximately $252,199 to the Company. These advances are unsecured, are not repayable before June 30, 2006 and to date have been interest free. At September 30, 2005, the Company owed the related party an amount of $962,030.

Guarantees

Two former directors of the Company have personally provided joint and several guarantees, on behalf of the Company, in favour of Mineral Resources of Tasmania (“MRT”), the government body responsible for the activities of the Company. This guarantee is for a total of $57,150, and relates to future rehabilitation costs that may arise in respect of the licence.

Share Options

From January 1, 2005 to September 30, 2005 the Company did not issue any shares or options to Directors, Director Related Entities or officers of the company.  Details of options issued in earlier periods are given below. The options were issued in October 2003, may be exercised at a price of AUD$0.01 and are valid until December 31, 2006. After the successful acquisition of GSLM by EEGC as at April 6, 2005, these options have been transferred to EEGC for redemption. The exercise price of each option at September 30, 2005 in US$ is $0.007603.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Share Options (continued)

Name Position		September 30, 2005
	Exercise Prices	Number outstanding	Value
			$
M.R. Bendall Chairman	$0.007603	50,000	380
C. Burrett Director	$0.007603	50,000	380
S. Powell Director	$0.007603	50,000	380
P. Simpson Director	$0.007603	50,000	380
D. Tanner Director	$0.007603	50,000	380
R. Watson Director	$0.007603	50,000	380
K. Gumley Company Secretary	$0.007603	50,000	380
A. Steel Accountant	$0.007603	50,000	380
R. Tabor Chief Executive Officer	$0.007603	50,000	380
		450,000	3,420

The following conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company.  The issue of any of these options is conditional on the successful completion of the merger with EEGC, the extension of the licence over key areas of SEL 13/98 and the securing of additional available funding of at least AUD$15,000,000 before 31 December 2006 (US$11,405,000 at September 30, 2005 interbank spot exchange rates).  If issued these options will have a term of three years and an exercise price of AUD$0.20. Following the successful acquisition of GSLM by Empire Energy as at April 6, 2005, these options have been transferred to EEGC for redemption. The exercise price of each option at September 30, 2005 in US$ is $0.15206.

Name Position		September 30, 2005
	Exercise Prices	Number outstanding	Value
			$
M.R. Bendall Chairman	$0.15206	6,000,000	912,360
C. Burrett Director	$0.15206	600,000	91,236
S. Powell Director	$0.15206	400,000	60,824
P. Simpson Director	$0.15206	400,000	60,824
D. Tanner Director	$0.15206	400,000	60,824
R. Watson Director	$0.15206	400,000	60,824
K. Gumley Company Secretary	$0.15206	400,000	60,824
R. Tabor Chief Executive Officer	$0.15206	400,000	60,824
		9,000,000	1,368,540

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

NOTE 4 – COMMITMENTS

Environmental Remediation Liabilities

The Company’s operations are subject to significant environmental regulation under the lease of the Commonwealth of Australia and the State of Tasmania. As of September 30, 2005, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. At September 30, 2005, these obligations are not provided for in the financial statements are as follows:

	2005	2004
Cumulative expenditure required by :	$	$

September 30, 2005	3,248,610	3,062,786
September 30, 2006	1,836,885	1,731,813
September 30, 2007	2,918,943	2,751,977
September 30, 2008	3,971,807	3,744,615
September 30, 2009	1,100,914	1,037,940
	13,077,159	12,329,131

Operating Lease Commitments

Future operating lease rentals at September 30, 2005 not provided for in the financial statements are as follows:

	2005	2004
Expenditure required by year ended :	$	$
June 30, 2005	-	22,278
June 30, 2006	23,630	1,834
June 30, 2007	1,945	-
	25,575	24,112

Rental expense was $13,624 and $13,327 during the nine months ended September 30, 2005 and 2004, respectively.

NOTE 5 – CONTINGENT LIABILITIES

Fees payable and dependent on a public float of shares of GSLM are as follows:

	2005	2004
	$	$

Secretarial Services (K. Gumley)	63,252	54,502

At September 30, 2005, the Company  recognised a creditor of $24,131 for secretarial fees due. The remaining $63,393 noted above has been billed but is disputed by the Company and has not been provided for in the accounts.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

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

Common stock issuance

During December 2004 and January 2005, the company sold 3,420,000 and 1,460,000 shares of common stock for $342,000 and $146,000, respectively. Terms of the sales included a provision that allowed the purchasers of these shares to receive an additional 50% of shares if the acquisition of GSLM was not completed within 90 days of their purchase. The purchase of GSLM was completed on April 6, 2005. In September 2005 the company issued 2,490,000 additional shares of common stock to settle this contingency.

With these sales of the common stocks, the company issued 1,500,000 warrants to the broker as its offering costs.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

NOTE 6 – PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2005	2004
	$	$

Property and equipment	42,649	46,205
Less: accumulated depreciation	(39,481)	(30,947)
Written down value	3,168	15,258

NOTE 7 – LONG-TERM DEBT

Long-term debt consists of the following:

	2005	2004
	$	$

Promissory note from individual, interest at 10% due on demand	-	105,400
Other long term debt liabilities	311,440	-
Asset purchase loan for vehicle, interest at 9.75% due monthly through November 2006	9,055	11,776
	320,495	117,176
Less: current portion	(311,440)	(107,990)

Long term debt	9,055	9,186

The maturities of the Company’s long-term debts consist of the following:

	2005	2004
Year Ending June 30,	$	$
2005	-	3,215
2006	2,657	3,215
2007	3,417	2,756
2008	2,930	-

	9,055	9,186

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

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature.   As of June 30, 2005 700,000 shares of common stock were issued for $7,000 of debt.  The value of the stock converted, $169,577 (700,000 times $0.24), was amortized.   The remaining discounts will be amortized over the life of the note.   A summary of the notes is as follows:

	2005	2004
Notes payable:	$	$

Gross proceeds from notes	500,000	-
Less: beneficial conversion feature	(410,000)	-
Less: fair value of stock issued for note	(90,000)	-
Less: principal value of debt converted	(7,000)	-
Add: fair value of stock converted for debt	169,577	-
Add: amortisation discounts	82,605	-

Book value of note on September 30, 2005	245,182	-

In addition to the debentures disclosed above, there is a contingent convertible debenture due to HEM. If EEGC chose to activate the contingent convertible debenture, EEGC would receive proceeds of $500,000 and HEM would be entitled to repayment or to acquire additional common stock shares at an exercise price of between the lower of $1.625 and the average of the three lowest closing per share bid prices during the 40 trading days prior to conversion. At September 30, 2005 the conditions for exercising this contingent debenture had not been met.

NOTE 9 – STOCKHOLDERS’ DEFICIT

	2005	2004
Issue of Class A common stock:	No.	No.
March 2004 issue of shares	-	21,928
January to September 2005 conversion of shares from B stock	2,471	-
April 7, 2005 to Owen Enterprises LLC on the successful completion of the merger in payment of services	2,534,319	-
April 7, 2005 to P&S Investment Management Inc. on the successful completion of the merger in payment of services	100,000	-
April 7, 2005 to Peterson in return for debt release	29,458	-
Additional shares issued due to contingency in prior sale	2,490,000
	5,156,248	21,928
Issue of Class B Common stock:
January to September 2005 conversion of B shares into A shares	(2,471)	-
	(2,471)	-

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

NOTE 10 – OPTIONS/WARRANTS

The following table summarises the movements in options in the nine months to September 30, 2005 and 2004:

	2005		2004
Options outstanding:	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning of period	450,000	0.007168	450,000	0.007168
Foreign exchange adjustment	-	0.000435	-	-
Options taken over on merger	68,464	26.93	-	-
Options granted	-	-	-	-
Options exercised	-	-	-	-
Options expired	(10,833)	29.08	-	-

End of period	507,631	$3.41	450,000	$0.007168

Options exercisable	507,631	$3.41	450,000	$0.007168

The options have a weighted average remaining contractual life of 1.17 years, are fully vested and have a weighted average exercise price of $3.41.

The following table summarises information about stock options outstanding at September 30, 2005.

		2005
	Exercise Prices	Number outstanding	Average remaining life in years

Issued on acquisition of Commonwealth Energy in 2001:	$30.00	57,631	0.71

Issued to directors and officers of GSLM in October 2003, as detailed in Related Parties Note to the Accounts:	$0.007603	450,000	1.25

		507,631

Directors and officers of GSLM have also received conditional offers of share options, as detailed in the Related Parties Note to the Accounts. These have not been included in the table above because no options were issued at the date of this report. If the conditions are fulfilled, directors and officers would receive up to 9,000,000 options, exercisable at $0.15206 within three years of issue.

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model. Options issued in the nine months to September 30, 2005 and September 30, 2004 to non-employees were Nil and Nil, respectively.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

NOTE 10 – OPTIONS/WARRANTS (continued)

The following table summarises the movements in warrants in the nine months to September 30, 2005 2004:

	2005		2004
Warrants outstanding:	Shares	Weighted Average Price	Shares	Weighted Average Price

Beginning of period	-	-	-	-
Warrants taken over on merger	2,390,000	0.31	-	-
Warrants granted	-	-	-	-
Warrants exercised	-	-	-	-
Warrants expired	-	-	-	-

End of period	2,390,000	$0.31	-	-

Warrants exercisable	1,640,000	$0.22	-	-

The warrants have a weighted average remaining contractual life of 2.89 years, are fully vested and have a weighted average exercise price of $0.31. Some 750,000 of the warrants are not exercisable until after October 10, 2005.

The following table summarises information about warrants outstanding at September 30, 2005:

		2005
	Exercise Prices	Number outstanding	Average remaining life in years
Centurion Private Equity LLC, Common Stock, rights expiring September 6, 2006	$0.80	125,000.94

Other, rights expiring September 6, 2006	$7.00	15,000.94

First Global Securities, Inc Common Stock, rights expiring March 31, 2008	$0.10	1,500,000	2.50

Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009, first exercisable after October 10, 2005	$0.50	750,000	4.03

		2,390,000

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005 and 2005 (Unaudited)

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

NOTE 13 – SUBSEQUENT EVENTS

In August 2005, the company agreed to purchase a 37.5% ownership interest in Zeehan Zinc, Limited, a Tasmanian mining company, by issuing 37.5 million of its common shares in exchange for all the outstanding common stock of the corporation that owned the 37.5% interest.  The transaction was not completed by September 30, 2005 so the acquisition does not appear in these financial statements.

In September 2005, the company agreed to purchase seismic services in a total amount of approximately $4,560,000.  The services had not been substantially completed at September 30, 2005 so the expenditure does not appear in these financial statements.

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

     In anticipation of the GSLM merger, Empire acquired a Convertible Debenture Purchase Agreement dated as of July 2, 2004, with HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota ("HEM"), pursuant to which it sold and issued convertible debentures to HEM in an aggregate principal amount of up to $1,000,000, of which, $500,000 has been received and primarily used to pay costs of pursuing the GSLM merger. Through September 30, 2005, HEM has converted approximately $7,000 of the debentures into approximately 700,000 shares of common stock.  This arrangement is more fully described in Part II, Unregistered Sale of Equity Securities and Use of Proceeds.

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

Results of Operations

     During the quarter ended September 30, 2005, the combined Company generated no revenue. The combined Company generated a loss of $252,879 by incurring general & administrative expenses of $205,414, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, recording interest expense of $21,146 and incurring exploration expenses of $30,799 to maintain and pursue the value in the property rights.  During the quarter ended September 30, 2004, the Company (then GSLM alone) also generated no revenue. The Company generated a loss of $158,498 primarily by incurring $165,753 from general and administrative expenses and $3,172 in interest expense.

     During the nine months ended September 30, 2005, the Company generated no revenue. The Company generated a loss of $1,239,112 by incurring general & administrative expenses of $1,016,539, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM merger and related financing, recording interest expense of $51,395 and incurring $187,271 in exploration expenses. During the nine months ended September 30, 2004, the Company also generated no revenue. The Company generated a loss of $419,698 primarily by incurring $370,940 from general and administrative expenses and $49,145 in interest expense.

Liquidity and Capital Resources

     On September 30, 2005, the Company had $1,710 in cash, and $3,989,675 in total liabilities.   The liabilities include approximately $250,000 in convertible debentures and the remainder substantially in trade payables and accrued expenses.Net cash used in operating activities for the nine months ended September 30, 2005 was $385,771 compared to $293,765 for the nine months ended September 30, 2004.  No cash was used in investing activities  for the nine months ended September 30, 2005. Net cash provided by financing activities was $309,091 for the nine months ended September 30, 2005, from current borrowings. Net cash of $304,179 was provided by financing activities and no cash was used in investing activities during the nine months ended September 30, 2004.  Additional financing will be needed to develop the license property and pursue the company’s business plan.

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

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

On August 17, 2005, the Company held its annual meeting and submitted four items to a vote of shareholders.  Malcolm Bendall and John Garrison were reelected to be members of the board of directors by a vote of 49,589,379 for and 17,152 withheld.  Articles of Incorporation of the company were amended to increase the authorized number of shares of common stock from 100,000,000 shares to 300,000,000 shares by a vote of 48,675,651 for, 578,199 against and 352,681 abstained.  Changes to the price and expiration of contingent options held by current and former directors of Great South Land Minerals, Ltd. were approved by a vote of 43,563,779 for, 5,703,789 against and 338,963 abstained.  Appointment of Malone and Bailey, PC as auditor for the company was approved by a vote of 48,928,210 for, 6,000 against and 672,321 abstained.

Item 6.  Exhibits and Reports on Form 8-K

     (a) The following exhibits are furnished as part of this report:

          1. Exhibit 31 Certification required by Section 302

             of the Sarbanes-Oxley Act of 2002.

           2 . Exhibit 32 Certification required by Section 906

             of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

11/02/05

09/30/05

09/09/05

08/22/05

08/19/05

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Empire Energy Corporation International

November 17, 2005

By: /s/ Malcolm Bendall

      -------------------------

      Malcolm Bendall

      Chief Executive Officer

      Chief Financial Officer