Form 10KSB
period 2005-12-31
EMPIRE ENERGY CORP
filed 2006-04-17
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization) 16801 West 116th Street, Suite 100 Lenexa, Kansas (Address of principal executive officers)	87-0401761 (I.R.S. Employer Identification No.) 66219 (Zip Code)

Issuer’s telephone number: (913) 469-5615

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value	Class B Common Stock, $.001 par value
(Title of Class)	(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes   ☐    No  ☒

The issuer’s revenues for its most recent fiscal year ended December 31, 2005 were $ -0-.

The aggregate market value of the $140,771,035 outstanding voting and non-voting common stock held by non-affiliates of the issuer was $25,338,728 as of April 13, 2006. The stock price for computation purposes was $0.18 per share which was the closing price on April 13, 2006, the last reported sale price for our common stock.

The issuer had 174,003,389 shares of its Class A Common Stock issued and outstanding, 1,023,155 shares of its Class B Common Stock issued and outstanding, and 1,023,155 shares of paired convertible Exchangeco shares issued and outstanding as of April 13, 2006, the latest practicable date before the filing of this report.

PART I

Item 1.	Description of Business.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia via our subsidiary Great South Land Minerals Limited (“GSLM”). Empire Energy in its present form began in April 2005, when it acquired via reverse merger the publicly-held Tasmanian company GSLM. Prior to the acquisition, we had divested ourselves of all assets and most liabilities and had been seeking opportunities in the oil and gas sector which our board felt were best met by the merger with GSLM.

We are still in the exploration stages and have not yet produced any natural resources or revenues. As an exploration company without proven reserves we cannot guarantee we ever will earn revenues or pay dividends. A description of our leaseholds where we have exclusive rights to explore for gas, oil and helium is set out in the section “Description of Properties” below. At present we are primarily fund-raising to continue the exploration of our leasehold tenement and have diversified our business slightly to facilitate financing opportunities.

We have recently expanded our business activities to include a sizable equity interest in Zeehan Zinc Limited (“Zeehan Zinc”), a base metal and precious metal mining concern located near the Tasmanian oil operations. We have a letter of intent to acquire all outstanding shares of Zeehan Zinc by offering shares of our Class A common stock as consideration and will attempt to float a partial interest of Zeehan Zinc on the London alternative investment market (“AIM”) as part of our capital-raising efforts. GSLM is in the exploratory stages, although we believe the license areas held by each show the potential for economically exploitable reserves. Zeehan has established a mill and has AUD$17M in reserves.

To date, GSLM has not yet produced any revenues. In the last three years, Zeehan has not generated any revenues, however, Zeehan expects to commence generating revenue in the 1st Quarter of 2007.

Background

Empire Energy

Empire Energy is headquartered in Lenexa, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah. We are a reporting company under the Securities Exchange Act of 1934 whose common shares trade on the OTC bulletin board under ticker symbol EEGC.

Empire Energy was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. (“Medivest”). Medivest engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. Medivest emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999 when Peterson & Sons Holding Company acquired control by purchasing a majority of the then outstanding shares of Medivest from the majority shareholder and the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation and Empire Energy commenced commercial activity in the oil and gas industry. Empire Energy raised $500,000 in 1999 by way of the sale of convertible debentures which debentures have since been converted at $1.00 per share.

In November 2000, Empire Energy acquired a working interest in a natural gas field in Texas. On 29 June 2001, Empire Energy acquired Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth Energy Corporation had two wholly owned subsidiaries, Blue Mountain Resources Inc. (“BMR”) and Commonwealth Energy (USA) Inc. (“Commonwealth”) with production and/or prospects located in the states of Oklahoma, Texas and Wyoming.

During 2001 and 2002, Empire Energy experienced liquidity problems related to the Commonwealth merger cost being more than expected and the cost associated with the unsuccessful attempt to establish economic production from the Bedsole No. 1 well in Leon County Texas. As a result, during 2002, Empire Energy sold its interest in the Bedsole Unit, the Parker County, Texas properties and the Tennessee production to partially pay liabilities. Empire Energy sold the Coleman County, Texas properties in 2003. In preparation for the acquisition of GSLM, the interest in the Nicaraguan project was transferred to shareholders of Empire Energy in 2004. The two subsidiaries were sold in March 2004 along with all remaining assets of Empire Energy in exchange for assumption of all liabilities of the corporation.

To assist in the financing of GSLM and its acquisition, on July 2, 2004, Empire merged with Bob Owen & Company, Inc., a Kansas corporation (“BOCI”). As a result of the merger, BOCI became a wholly-owned subsidiary of Empire, all outstanding shares of BOCI capital stock held by its sole stockholder were converted into 100,000 shares of Empire common stock and Empire assumed primary obligation under a Convertible Debenture Purchase Agreement dated as of July 2, 2004 by and between BOCI and HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota, pursuant to which BOCI sold and issued convertible debentures to HEM (now converted) in an aggregate principal amount of $500,000. Those debentures converted into a total of 6,925,000 shares of Empire common stock from July 2004 until February 2006 when the last debentures converted.

In April 2005, we concluded an exchange offer for all of the issued and outstanding shares of GSLM. We acquired 100% control of GSLM in July of that year in exchange for 65,090,559 shares of our common stock.

On August 17, 2005, the company’s shareholders approved a resolution increasing the authorized shares of common stock from 100 million to 300 million.

GSLM

In 1984, Conga Oil Proprietary Limited (“Conga Oil”), a predecessor company of GSLM, was formed to carry out a limited stratigraphic exploration program on a 50 square kilometer license, EL 10/84 encompassing wells drilled in 1916 and 1929. In 1988, EL10/84 was incorporated into a new permit EL 1/88, covering an area of 3,500 square kilometers.

In 1989, Condor Oil Investments Unit Trust No 1 (“Condor Oil Trust”) was established to provide tax effective investment opportunities to certain investors and to acquire the assets, exploration licenses and permits held by Conga Oil. In 1992 Condor Oil took over responsibility for exploration and during this period up to an including 1994 produced several consultants’ reports. In 1994, the first three stratigraphic wells, Shittim #1, Jericho #1 and Gilgal #1, were commenced on North Bruny Island. These stratigraphic wells produced shows of hydrocarbon gas and helium.

During 1995 Great South Land Minerals Proprietary Limited was incorporated. The company was formed to acquire the assets and licenses of Condor Oil Trust. Two further licenses were added to the portfolio and the company increased its exploration activities. Over the period 1995 to 1998 the company undertook further collaborative studies and appointed independent consultants to undertake various reviews.

In March 1998 Great South Land Minerals Proprietary Limited changed from a private to a public company, GSLM, by way of a Special Resolution approved by shareholders. In 1999, GSLM acquired rights to the largest onshore petroleum license in Australia, Special Exploration License SEL 13/98. SEL 13/98 initially comprised 30,356 square kilometers and covered the whole Tasmania Basin. This license was created in June 1999 by incorporating areas covered by permits EL l/88, EL 9/95 and EL 21/95 into a special exploration license covering all of the accessible area of the Tasmania Basin.

In 2001, the Australian Federal Government, through the Australian Research Grants Scheme awarded the University of Tasmania and GSLM a AUD$417,000 Research and Development grant to study the petroleum systems in Tasmania. This grant is enabling a team of university and GSLM geoscientists to develop a computer model for the geological, tectonic and fluid flow evolution of central Tasmania for the last 500 million years. The grant was supported by a AUD$268,000 payment from GSLM in addition to the AUD$417,000 making the total spent on research AUD$685,000. A number of research projects have been completed by students at the University of Tasmania and these are discussed in further detail in the 2004 Financial Report for GSLM.

In 2000, GSLM undertook the first major regional seismic survey to be carried out onshore Tasmania, completing in 2001. It is the director’s understanding that the 660 kilometer line survey, coupled with prior studies established that large geological structures, with the potential to be petroleum traps, exist south of Launceston and under the Central Highlands.

Early in 2002, GSLM signed an Exploration Agreement (EA) with OME Resources Australia Pty Limited (OMERA) by which OMERA would earn a joint venture interest of 15% in SEL 13/98 by conducting drilling and related work. This commitment by OMERA was intended to satisfy the minimum work requirements for SEL 13/98 until June 2003.

However, a dispute subsequently arose between GSLM and OMERA as to whether OMERA had complied with certain of its obligations under the EA. The parties were able to settle their differences and recorded their agreed position in a settlement agreement dated 8 August 2003. One of the terms of that settlement agreement was to the effect that GSLM and OMERA would jointly approach the Tasmanian Minister for Infrastructure Energy and Resources for his consent to vary the terms of SEL 13/98 held by GSLM in accordance with the variance agreed between OMERA and GSLM. The effect of that variance was that GSLM would surrender the right to explore for coal bed methane over the area of SEL 13/98 to OMERA.

The varied SEL 13/98 was signed by the Minister on 28 October 2004. OMERA and GSLM entered into a further agreement on 14 September 2004 confirming that there are no outstanding claims or disputes between the parties and that the EA is terminated and of no further effect.

GSLM and its predecessor companies have researched the potential for oil and gas discovery and have shown the Tasmania Basin as being similar in geological terms to major oil producing regions such as Oman and the Cooper Basin. It has also been demonstrated that the Tasmania Basin is prospective for oil, hydrocarbon gases and helium. This positive view has been confirmed successively in reports issued by five independent consulting petroleum geologists.

Operations

At the time of this report, Empire Energy Corporation International has two administrative employees. Contracted management and professional services were rendered by John Garrison (Director) and Malcolm Bendall (Principal/CEO) during the period.

The wholly owned subsidiary operation, GSLM employed 3 full-time administration staff and the contracted management services of Dr. Clive Burrett (Geologist/Director) and Mr. Malcolm Bendall (Chairman).

For the purposes of disclosure within this report, Zeehan Zinc through its subsidiary operation, Oceania Tasmania Pty Ltd, employed 2 persons including a senior full-time Geologist. The contracted management services were provided by Mr. David Tanner (ex-Director) and Dr. Clive Burrett (Geologist/Director). Exploration and development activities commission industry specialized in contracted services by the companies from time to time.

Great South Land Minerals Limited & Zeehan Zinc Ltd. operations are under the operational jurisdiction of Mineral Resources Tasmania (MRT) a State Government body assigned to govern mining and resource development within the State of Tasmania, Australia. Various Legislations govern administration, including ‘The Mineral Resources Development Act, 1995’. Environmental controls are imposed within the provisions of the

‘Environmental Management and Pollution Control Act 1994’ and Permits are issued in accordance with ‘Land Use Planning and Approvals Act 1993’ in respect of proposed use or development affecting the leased land. Bonds or Bank Guarantees have been supplied in respect of the following mining or exploration activities:

MINING OPERATIONS

•	Road maintenance Bond $10,000 AUD

•	Environmental Bond for Rehabilitation (Comstock Mine) $255,000 AUD. Subject to review of mining operations.

•	Environmental Bond for Rehabilitation (Oceana Mine) $9,600 AUD. Subject to review of mining operations.

•	Performance Bond, $5000 AUD for EL 18/2003, EL 20/2002 & EL 30/2002.

•	Private Landowner Bonds, $2000 AUD

OIL & GAS EXPLORATION

•	Guarantee and Bond $75,000 AUD.

Bonds are used to ensure that sites are adequately rehabilitated so that there are no remaining environmental or safety hazards requiring remediation in the event of failure of the company to carry out site remediation obligations and is consistent with other Australian jurisdictions.

Item 2.	Description of Property.

The Company’s executive offices are located at 16801 West 116th Street, Suite 100, Lenexa, Kansas 66219, where we rent approximately 16,000 sq. ft. of shared, supported office space at a cost of $5,000.00 per month on a month to month basis.

The Company does not directly own any real estate, but its wholly-owned subsidiary, GSLM, and its minority-owned Zeehan Zinc, have rights under numerous leaseholds granted by the Tasmanian government, described in detail below. In addition, Zeehan Zinc owns 6 blocks of land with 2 substantial buildings.

Oil and natural gas properties

We conduct our oil and gas activities through our wholly-owned subsidiary, GSLM. GSLM owns an onshore petroleum license, SEL 13/98, in Tasmania, Australia, that the GSLM Board believes has prospects for economic exploitation of oil, hydrocarbon gases and helium. SEL 13/98 was granted to GSLM for an initial period of five years expiring on May 18, 2004, with the extension of the license for another five years to 2009 granted by the Minister.

SEL 13/98 initially comprised 30,356 square kilometers and covered the whole Tasmania Basin or about half the State. When renewed on October 28, 2004, SEL 13/98 was decreased in size and now covers a reduced area of 15,035 square kilometers. The terms of the lease renewal require an exploration expenditure of $21.5 million over 5 years.

On 24th January 2006, Empire applied for a Special Exploration License SEL3/2006 comprising 10,420 square km’s over the eastern part of Tasmania adjacent to GSLM’s SEL13/98. The application committed to $900,000 AUD expenditures over a 2 year period for category 4 minerals. The application is currently being considered pending further inquiry into matters relating to the application.

Below is a map of Tasmania illustrating the area covered by SEL 13/98. The cross-hatched area highlighted in the centre of the map is the area within Tasmania in which SEL 13/98 permits GSLM to conduct exploratory work to uncover potential petroleum reservoirs suitable for developing.

As a condition to the granting of the lease, the Department of Infrastructure, Energy and Resources of Tasmania (“DIERT”) required GSLM to satisfy a specific schedule of expenditures and indicated that failure in any given year, ending September first each year, to perform at least 80% of the required expenditures for that year would be grounds for terminating the leasehold. The schedule is set out below:

Year and quarter	Expenditure (AUD$)	Annual expenditure (AUD$)	Cumulative expenditure (AUD$)	Mandatory expenditure (80%) (AUD$)
Year 1
1st quarter	285,000
2nd quarter	1,880,000
3rd quarter	866,000
4th quarter	310,000	5,341,000	3,141,000	4,272,800
Year 2
1st quarter	830,000
2nd quarter	680,000
3rd quarter	580,000
4th quarter	930,000	3,020,000	8,161,000	6,688,800
Year 3
1st quarter	2,359,000
2nd quarter	2,080,000
3rd quarter	180,000
4th quarter	180,000	4,799,000	13,160,000	10,528,000
Year 4
1st quarter	330,000
2nd quarter	2,080,000
3rd quarter	2,080,000
4th quarter	2,040,000	6,530,000	19,630,000	15,752,000
Year 5
1st quarter	1,690,000
2nd quarter	40,000
3rd quarter	40,000
4th quarter	40,000	1,810,000	21,500,000	17,200,000

On August 17, 2005 GSLM lodged an application with DIER for special exploration license 29/2005, covering a tenement of 10,420 square kilometers for an area adjacent to the renewed SEL 13/98 tenement, which was not granted. On February 15th, 2006, Empire Energy lodged a separate application with DIER for special exploration license 03/2006 covering the same area of 10,420 square kilometers. The Empire Energy Corporation International application is currently being considered and is under review with DIER.

GLSM and its predecessor companies have spent AUD $22 million on exploration activities. These activities have so far established the presence of two petroleum systems, the Larapintine Petroleum System and the Gondwana Petroleum System. In identifying these petroleum systems GSLM has proved the presence of quality source rocks that are thermally mature for the generation of gaseous and liquid hydrocarbons. This determination shows that hydrocarbons have been generated expelled and migrated into potential reservoir units. In recent years seismic data has shown that potential exists to discover trapping mechanisms, however, additional work needs to be undertaken for the company to identify potential drill targets. GSLM continues its exploration activities with a seismic program engaged in September 2005 and with exploration drilling & stratigraphic coring activities being planned in strategic locations.

Extracts from: ‘Review & Valuation of the Petroleum Assets of Great South Land Minerals Limited by Anderson & Schwab Australia Limited’ 09 November 2004. This Budget was delayed, because seismic equipment was not available due to the boom in oil prices, and has been rescheduled to now apply to the 2nd, 3rd and 4th quarters of 2006 and the first quarter of 2007.

Table 4.4-1: Annual Budget for period 1 April 2006 to 30 December 2007.

Activity	Q2 ‘06	Q3 ‘06	Q4 ‘06	Q1 ‘07
Planning & Supervision	40	40	40	40
R&D	40	40	40	40
Seismic Interpretation	30
Stage 1 Seismic	95	600
Stage 2 Seismic	80	1100	100
Stage 3 Seismic		100	2686	30
Lachish#1 well				200
Quarterly Total	285	1880	2866	310
Annual Total				5341

Figures expressed in $’000.

A value has been placed on GSLM’s exploration interests using the Multiples of Exploration Expenditure Method in the range AUD $23.76m to AUD $30.10m.

Table 4.5-2:- Valuation of SEL 13/98 Using Multiples of Exploration Expenditure Method

Item	Low Value	High Value
Permit Exploration Expenditure	$21.874m	$21.874m
Effective Exploration Expenditure	$15.842m	$15.842m
Prospectivity Enhancement Multiplier	1.5	1.9
Equity holding (%)	100%	100%
Value	$23.763m	$30.100m

Mining Operations

We presently own 32.17% of the issued and outstanding shares of Zeehan Zinc Limited through a wholly owned subsidiary and have entered into an agreement to acquire the balance of the outstanding shares, thus providing us effective control over that company. Although we have not acquired all the outstanding shares of Zeehan Zinc, and although no specific timetable for acquisition has been definitively set, we have announced we intend to do so. Accordingly, and in light of our significant equity interest in Zeehan Zinc, we set out below details regarding Zeehan Zinc’s properties.

Zeehan Zinc is an unlisted company incorporated under Australian law as a public company and formed to mine and process mineral deposits in the vicinity of Zeehan, Tasmania, principally through its wholly-owned subsidiaries ZZ Exploration Pty Ltd. (“ZZE”) and Oceania Tasmania Pty Ltd. (“Oceania”). ZZE has three exploration licenses and has applied for two mining leases. Oceania has four mining leases. Details on the leases are set out in the table below.

Tenement	Area	Grant date	Lease expiration date	Expenditure commitment	Owner	Notes
Exploration Leases:

EL20/2002	71 sq.km.	Jan 31, 2003	Jan 1, 2008 (1)	$875,000 Years 1 and 2 (2)	ZZE Pty Ltd	Category 1 minerals (Zeehan Field)

EL30/2002	8 sq.km.	Jan 31, 2003	Jan 31, 2008 (1)	$505,000 Years 1 and 2 (2)	ZZE Pty Ltd	Category 1 minerals (Comstock District)

EL18/2003	14 sq.km.	Feb 10, 2005	Feb 10, 2010	$10,500 Years 1 and 2	ZZE Pty Ltd	Categories 1,3,4 and 5a minerals (Comstock District)
Mining Leases (MLs)

123M/1947	146 hectares	(3)	Sep 1, 2005 (4)		Oceania Pty Ltd	(Comstock District)

43M/1985	80 hectares	Oct 1, 1986	Oct 1, 2007		Oceania Pty Ltd	(Comstock District)

19M/1995	11 hectares	Oct 30, 2000	Sep 1, 2005 (4)		Oceania Pty Ltd	(Comstock District)

9M/2002	11 hectares	Oct 16, 2003	Sep 1, 2005 (4)		Oceania Pty Ltd	Tailings purposes (Comstock District)

2M/2005	50 hectares	Application (5)			ZZE Pty Ltd	Application ONLY within EL20/2002 (Zeehan Field)

5M/2005	47 hectares	Application (5)			ZZE Pty Ltd	Application ONLY within EL/30/2002 (Comstock District)

NOTES:

(1)	Owner is appealing against the Minister for Mines intention to revoke for non-compliance with minimum expenditure commitments for first two years.
(2)	Minimum expenditure commitment was reduced to $750,000 for the first two year period, after a smaller than area applied for was granted.
(3)	First granted to Electrolytic Zinc Company of Australasia Ltd in 1947 and acquired by Oceania Tasmania Pty Ltd in 1988.
(4)	Owner applied for renewal for a further 10 year period on September 29, 2005, within the 30-day grace period for renewal applications for existing tenements. The application is still pending consideration by the Director of Mines.
(5)	Owner applied for the tenement 2M/2005 and 5M/2005 during February and May 2005 respectively. The application process typically requires twelve months to complete. The applications are still pending subject to the submission of certain documentation.

Zeehan Zinc, through its subsidiaries OT and ZZE, currently holds four mining leases and three exploration licenses and has made applications for two additional mining leases. All the Zeehan Zinc leases and licenses cover the Comstock District and Zeehan Field both of which surround the Zeehan Township. The sites of the various leases are set out in the map below:

History of Previous Operations

The Zeehan Zinc tenements are situated west and south of Zeehan, an important historic mining center on the West Coast of Tasmania, a region with a long, semi-continuous history of base metal mining operations that commenced late in the 19th Century.

Comstock District

The Zeehan mineral field, of which the Comstock region is part, had two major past periods of mining activity, 1882-1914 and 1947-1960 between which the field produced some 194,816 tons of lead and 26,585,000 ounces of silver, today’s value of $12.65. ZZE records indicate prior production from the Comstock leases area of 2640 tons of zinc, 3676 tons of lead and 165,000 ounces of silver.

Oceania in 1989 shipped 7,334 tons of high-grade base-metal ore to the Rosebery Mill, owned and operated by Pasminco, from the South Comstock Mine (within 123M/1947). The average head grade of this shipped tonnage was 14.8% Zn (Zinc) and 3.6% Pb (Lead) and 62 g/t (grams per ton of ore) Ag (Silver).

Sundew Holdings Pty Ltd (Sundew) delivered in 1997 a total of 1,347.9 tons of base-metal lode material with an average content of 14.5% Zn, 2.4% Pb and 45 g/t Ag from the Allison’s Mine (within 123M/1947). Sundew secured a sublease agreement from Oceania, since reverted, in 1997 for mining and exploitation rights for the first 70 meters below surface within ML 43M/1985 and the majority of ML123M/1947.

Renison Goldfields Consolidated Exploration Pty Ltd (RGC) conducted exploration over the Comstock Group of mineralized lodes between 1990 and 1995 including geological mapping, ground magnetic surveys, soil sampling and drilling in an attempt to find a large tin deposit. A total of 16 holes were drilled, mostly aimed at carbonate replacement style mineralization associated with the footwall of the Balstrup Fault. An inferred resource estimate was generated by RGC over a one kilometer strike length to a depth of 480 meters, from a depth of 80 meters below surface. This estimate was generated prior to the implementation of the Joint Ore Reserves Committee Australasian Code. RGC estimated an inferred tonnage of mineralization of around 6 million tones. Average metal contents using intercepts at or above 1% zinc, were estimated by RGC to be 5.5% zinc, 3.3% lead and 40 grams per ton silver. Swansea Mining Company Pty Lt estimated 2.9 million tons of the RGC- defined mineralization contains an average metal content of 8.6% Zn, 4.6% Pb and 59 g/t Ag.

Western Metals Corporation Limited conducted some exploration in 1999 to delineate additional resources of ore for the Hellyer Plant, a total of just less than 2,000 meters in three diamond core holes was completed but failed to find a significantly large ore deposit for their mill. Western Metals failed to find a large ore deposit.

Zeehan Field

The Zeehan mineral field contains hundreds of mines with several known major deposits of zinc, lead and silver with several large mines. Between 1887 and 1913 approximately 42 mines produced 190,000 tons of lead (today’s value of USD $216 million), 71 tons of zinc (USD $284,000) and 27 million ounces (840 tons) (USD $340 million) of silver from pits and shallow underground workings. Underground mines were usually shallow due to the inefficiency of water pumps at the time.

Oceana Silver Mining Company formed in 1892. At that time a shaft was sunk into the Oceana Deposit (The Oceana Mine lies within EL20/2002 and is part of Zeehan Zinc’s application ML2M/2005) and two drives were made. Operations produced 1,016 tons of ore until the shaft collapsed in 1899. Minor mining continued until 1925.

Renewed exploration in 1954 under a Broken Hill North and South joint venture named Zeehan Mines Pty. Ltd. continued until 1960 when it was closed due to excess water influx to the mine and low metal prices.

More recent exploration was undertaken by the Amoco and Cyprus Gold Australia Corporation in 1978 to 1988 and Arimco Mining Pty. Ltd. in 1991. Arimco entered into a joint venture in May 1992 with Pasminco Australia Ltd.

Mineralization in Leasehold Tenements

Three styles of mineralization are present in the Comstock region. The most prominent style, and that mined historically in the Comstock Zeehan Mining Field, is a fault-controlled lode-style veins of lead-silver mineralization hosted by carbonate lithologies. The two other styles of mineralization that occur in the region, but have not been the subject of significant historical mining, are a sphalerite-rich base metal pyrite vein style and a magnetite-serpentinite skarn style.

We have a Joint Ore Reserves Committee (JORC) compliant resource of approximately 6.8 million tons at an average grade of about 4.8% lead, 5.4% zinc and 52 grams/ton silver. This equates to an in-ground JORC resource at current metal prices of $1.5 billion of gross metal value.

A reserve has been estimated on part of the Allison’s Lode at Comstock of 98,881 tonnes. Several similar and mainly parallel lode-style veins of zinc-lead-silver are within the Comstock Mining Leases. The Main Lode is currently being drilled (1,010 metres as at 14th April 2006) part of the southern end of the main lode (West Lode) has a measured resource of 5,070 tonnes. The company plans to mine and process the reserve at Allison’s Lode, the resource at the Balstrup Fault Lode and the measured resource at West Lode starting in June 2006 following completion of the Tailings Dam facility.

The initial processing will include the previously mined and stockpiled ore from Allison’s Lode of 3,300 tonnes at 21% Zn, 14.5% Pb & 540 g/tonne Silver.

The geology of the Oceana Mine deposit consists of a stratabound and discordant massive sulphide body of variable thickness, hosted in the steeply dipping Ordovician Gordon Limestone. They are bound by the underlain Moina Sandstone and the overlain Crotty Quartzite. Post mineralization faulting cross-cuts the ore body at the Mine Fault, while the northern limit of mineralization is truncated by the Oceana Fault. Mineralization tends to be along two parallel bodies, galena dominant, and sphalerite poor, with localized massive pyrite.

Exploration and infill drilling by Zeehan Zinc has delineated the following resources & reserves. These resources and reserves have been estimated by competent persons under the Joint Ore Reserves Committee (JORC) Code.

Currently Zeehan Zinc is undertaking an intensive infill drilling program on its Mining Leases and on its exploration licenses. In 2006, a total of 1,600m has so far been completed (as at 14th April 2006) and a drilling campaign is planned for the remainder of the year which is expected to upgrade much of the inferred resource to indicated resource. A gravity survey of the Mining Leases and exploration licenses was initiated in March 2006 and is continuing as at 14th April 2006.

“On the 23rd January 1989 Electrolytic Zinc Co of Australasia Ltd (EZ) transferred Mining Tenement 123M/47 to Oceania Pty Ltd (now a wholly owned subsidiary of Zeehan Zinc) in consideration of payment a royalty of 5% of net smelter return on any ore sold from the lease. Pasminco Australia, the successor company of EZ, lodged a caveat over Mining Lease 123M/47 on the 6th November 2000 claiming its right to 5% of net smelter return. The successor company of Pasminco, Zinifex Australia Ltd may at some time assert its rights under the Pasminco caveat to 5% of net smelter return, although it is unclear as to what these rights may be.”

A gravity plant was installed at the Comstock Mine in 2004 and as at 13th April 2006 is almost complete. Commissioning of the gravity separation plant is expected in May 2006.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business.

On April 13, 2006, the company received a statutory demand for $584,478. This amount has been accrued for in full in the December 31, 2005 payables. The company will be defending itself against this claim and will be seeking legal advice in response to the demand within the specified time.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually, or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2005, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EEGC”.

As of April 13, 2006, we had 174,003,389 shares of our Class A common stock outstanding held by approximately 1,378 shareholders of record and 1,023,155 shares of our Class B common stock outstanding, held by approximately 471 shareholders of record.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Period Ended	High	Low
March 31, 2004	$1.40	$0.80
June 30, 2004	$1.45	$0.85
September 30, 2004	$0.99	$0.42
December 31, 2004	$0.63	$0.21
March 31, 2005	$0.82	$0.25
June 30, 2005	$0.56	$0.22
September 30, 2005	$0.20	$0.12
December 31, 2005	$0.20	$0.11
March 31, 2006	$0.18	$0.11

At April 13th, 2006, the bid price of the Company’s Class A common stock was $0.18.

The Company has not paid any dividends on its common stock and the board of directors presently intends to continue a policy of retaining earnings, if any, for use in the Company’s operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company’s ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the Nasdaq system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer: (a) with bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be reading in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

Overview

We are a development stage oil and gas exploration company, devoting substantially all of our efforts to raising funding to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia. We presently plan to diversify our business through acquisition of 100% of the issued and outstanding ordinary shares of Zeehan Zinc, a zinc mining concern located near our license area in Tasmania of which we presently own a 32.17% interest. We have also recently acquired a 51% interest in Pacific Rim Foods Ltd., a Mauritius-based entity with interests in the Chinese shelf foods industry.

The application of new technologies to the Zeehan mine is seen as an important initiative in the push for a continuing reduction in mining costs. A fully owned subsidiary company has therefore been created to hold the world marketing rights for innovative and novel technologies that have been developed by an independent and external company with whom Empire has negotiated exclusivity arrangements. One of these projects to facilitate the cost reductions at the Zeehan mine is the Nano-key Ball Mill. In anticipation of the zinc mining expansion, we recently signed an exclusive license agreement for a novel Nano-key Ball Mill technology which we expect to significantly reduce processing costs and decrease the loss of valuable metals during the processing operation. Compared with conventional technology, a different chemical pathway is used in this process which results in significantly lower capital and operating costs. Tests are currently in hand to verify the results from an experimental pilot plant and commissioning of a commercial unit is anticipated in the 1st quarter of 2007.

We acquired our interest in Cyber Finance Limited, a privately-held Hong Kong entity, in an exchange offer whereby we issued 37.5 million shares of our common stock, representing 33% of our total issued and outstanding common stock, in exchange for all outstanding ownership interests of Cyber. Cyber currently owns, as its sole asset, 32.17% of the total issued and outstanding Zeehan shares.

On March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, a British investment fund, we issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000 which we are using for general corporate purposes. The warrants are exercisable at a price of $0.13 over an exercise period of three years. We covenanted in the subscription agreement to register the issued shares as well as the shares underlying the warrants.

On the same date, we sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $0.18 per share for 3 years. The initial conversion price for the debenture is $0.18 per share. RAB Special Situations also purchased this offering. RAB Special Situations (Master) Fund Limited represented itself as a non U.S. person. We were represented in the offerings by Libertas Capital Corporate Ventures Limited, a U.K. investment banking firm which is to receive 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable) as their fees for those services. We relied on Regulation S as the exemption from registration as the offering was conducted entirely overseas and the investor is a non-U.S. person.

Our twelve-month plan of operation

We currently have two wholly-owned subsidiaries, GSLM and Cyber-Finance Limited and own 51% of Pacific Rim Foods Ltd. GSLM undertakes all of our Tasmanian operations. Cyber holds a 32.17% stake in Zeehan Zinc, Ltd., and we have a letter of intent with Zeehan to acquire the balance of the company. Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry.

The terms of the lease SEL 13/98 set by Mineral Resources Tasmania, the local authority under the Department of Infrastructure, Energy and Resource, require the company to expend no less than AUD $17,200,000 in the scheduled increments over five years. We have recently secured and been paid initial financing of $3.4 million that will fund both the initial $2 million prepayment that has been paid to Terrex Seismic and the total financing package should cover the balance of the survey costs. We also expect to be able to raise additional capital if we are successful in our goals to acquire and spin-off a minority interest in Zeehan Zinc.

During the first quarter of 2006, the Company raised approximately $3.4 million by issuing common shares, Class A and Class B warrants and a convertible debenture in the amount of $1.5 million. Proceeds were used to repay a short-term promissory note in the amount of $1 million without interest, a substantial deposit on the seismic surveys which have been contracted for with Terrex over our oil and gas license in Tasmania, the purchase of certain inventory for our Pacific Rim Foods subsidiary, loan to Zeehan Zinc and for other general corporate purposes. We will need approximately an additional $AUD4.5 million to complete the full seismic survey contracted for with Terrex which will be payable early in the third quarter of this year. Once the survey has been completed, it is our intent to commence drilling our first exploratory well at Lachish No. 1 assuming the seismic survey confirms our geologic information. The Company intends on calling on M&R Associates (Primeline) to engage in a joint venture with respect to this well and we have commenced negotiations with our contacts in China for further exploration which joint ventures we believe may be consummated before the end of the third quarter. The seismic survey is expected to continue through the first quarter of 2007 and our drilling campaign will trail the seismic so we expect to drill our second exploratory well during the fourth quarter of 2006.

With respect to our Pacific Rim Foods Ltd. subsidiary, we acquired our 51% interest in this entity by way of issuing 9,000,000 shares of our common stock to Pacific Rim Foods Ltd. in exchange for that interest. Pacific Rim is controlled by Mr. Tad Ballantyne, a director of Empire, who has principally engaged in the food processing industry during a substantial part of his career. Mr. Ballantyne has substantial contacts in China and has negotiated on behalf of Pacific Rim the acquisition of the brand name “JIMEI” for USD $80,000 and entered into a USD $300,000 inventory purchase agreement with Jilin Jimei Foods Ltd to provide us with inventory pending the next crop harvest.

During the third quarter of 2006, Pacific Rim should have completed the formation of its wholly-owned foreign enterprise in China (“WOFE”) and should close on the purchase of an existing food processing plant and the lease of a second plant within the WOFE structure and commence full operations. We have entered into a letter of understanding to acquire Jilin Jimei Foods Ltd as part of the Chinese privatization process and will in fact complete the acquisition during the fourth quarter if we become comfortable that we will not be required to assume any historic liabilities from prior unprofitable operations. In order the get to an operational state, Pacific Rim is in the process of raising up to $500,000 (US) in a private placement. Should we close on this private offering, we believe we will not need to raise any additional funds prior to becoming fully operational.

With respect to our partially owned Zeehan Zinc mining entity whose operations are entirely located in the Tasmanian State of Australia, we plan during the second and third quarter of 2006 to propose a share exchange transaction to acquire the balance of Zeehan. We have also entered into a letter of understanding with Libertas Capital, a London based investment banking firm, to assist us to finance opening of the mining operations and the infrastructure necessary to commence operations on these tenements. Libertas has also agreed to consider floating up to 40% of the Zeehan Zinc capital once we have completed the acquisition of Zeehan Zinc and thereafter list Zeehan Zinc on the London Exchange AIM Market. During the balance of this year, we expect to expend approximately $25 million (US) for infrastructure, for completing the gravity plant and crushing mill upgrade, access road construction, including environmental planning and design, and the design and planning of a tailings dam, test pits and on increasing staff by approximately 30 new hires. The majority of these funds are expected to come from the capital raising efforts being negotiated with Libertas Capital. During the second quarter of 2006, we expect to be able to finish the gravity plant and mill upgrade, to complete planning of the installation of a floatation plant and finish our exploratory drilling program and gravity surveys necessary pursuant to our lease obligations to the DIERT.

Part of these expenditures will be used for setting up the NANO-Key Ball Mill which will be used to liquefy the ore extracted from the mines which is a more environmentally friendly method of separating valuable metals from ore and also permits the manufacture of building materials from the balance of the ore materials. During the third quarter, we intend on setting up the initial trial of the NANO-Key Ball Mill. During that same quarter, we expect to commence mining operations both through open pit and underground mine development. At the present time, management of Zeehan Zinc believes that we should be able to commence production of ore concentrates for shipment to our smelter during the fourth quarter of this year, however, it is not expected that we will be generating revenue until the first quarter of 2007.

As was previously announced during the fourth quarter of 2005, we obtained an exclusive license for the NANO-Key Ball Mill technology. While this technology is currently being developed for use on Zeehan Zinc properties, management believes it has several other significant markets which we plan to develop commencing in approximately the third quarter of 2006. These technologies include the building materials discussed in the preceding paragraph and also the production of ink products.

Liquidity and future capital requirements

As of December 31, 2005, we had current assets totaling $28,968 and current liabilities of $1,599,295 compared to current assets of $207,720 and current liabilities of $221,279 for the period ended December 31, 2004.

Since December 31, 2005 we have raised approximately $3.4 million through the issuance of our common stock, warrant and a convertible debenture. We are formulating plans to raise additional capital as discussed immediately above.

Results of operations

Since the inception of our current business plan since our merger with GSLM in 2005, our operations have consisted primarily of various start-up activities relating to our current business, including seeking institutional investors, locating joint venture partners, engaging firms to comply with leasehold conditions, incurring strategic investments and developing our long term development strategies.

Critical accounting policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States (“GAAP”) requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations.

Going Concern and Liquidity: EEGC is in the development stage, devoting substantially all of its efforts to exploration and raising financing. EEGC has substantially funded its operations with proceeds from the issuance of common stock. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway. However, the Company has yet to generate any significant revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

Revenue Recognition: Interest revenue is recognized as it accrues, taking into account the effective yield on the financial asset. Other revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is delivered.

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

Receivables: The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. Receivables at December 31, 2005 have been reduced by an allowance of $29,204 compared to $Nil the previous year.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Foreign Currency Translation: The functional currency of GSLM is the Australian dollar. Financial statements for GSLM are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

Off balance sheet arrangements

Empire Energy has no off-balance sheet arrangements.

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This prospectus includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. We will have little likelihood of long-term success unless we are able to continue to raise capital from the sale of our securities until, if ever, we generate positive cash flow from operations.

RISK FACTORS

You should carefully consider the following risk factors, together with the information contained in this annual report and the documents referred to herein. You should also be aware that the risks described below may not be the only risks relevant to your determination. Instead, these are the risks that we believe most material to your decision.

Risks related to the oil and gas industry

We may not be able to meet our substantial capital requirements.

Our business is capital intensive. We must invest a significant amount in development and exploration activities. We are currently making and will continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves. If our capital resources diminish as a result of operating difficulties, we may not be able to meet the exploration expenditure requirements of our petroleum license – thus voiding the license. The license is our single most important asset and its loss would result in a substantial decrease in our ability to eventually become a profit-generating company.

Even if we acquire sufficient financing to meet the license expenditures, we may not be able to expend the capital necessary to undertake or complete future drilling programs or acquisition opportunities unless we raise additional funds through debt or equity financings. We may not be able to obtain debt or equity financing to meet our capital requirements. Moreover, our future cash flow from operations may not be sufficient for continued exploration, development or acquisition activities, and we may not be able to obtain the necessary funds from other sources.

We anticipate future losses and negative cash flow.

GSLM has experienced negative cash flow since its inception. Since the merger, we have continued operations in Tasmania in the same fashion that GSLM did. We are strictly in the exploration phase and have no proven petroleum reserves. We will continue to incur significant expenses over the next several years with our operations, including further seismic studies and exploratory drilling. Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would be no less than [US$ 1.2] million each.

New investors may require participation interests which could decrease future profitability.

The pace of exploration and the level of operations will be determined by the amount of funding available. If funding is limited, exploration may be continued under agreements that provide investors with a participation interest in a particular property held by us. Under this type of arrangement, an investor would invest in specific property and receive a negotiated interest in that specific property. This could reduce the potential profitability of the remaining interest in the property and reduce our ability to control and manage the property.

The success of our business depends upon our ability to find, develop and acquire oil and gas reserves.

We expect, based on our previous testing of the area within SEL 13/98 applied for and SEL29/2005 to find certain reserves of gas and oil that can be profitably exploited. There is, however, no guarantee that we will find reserves that will economically produce. Future drilling activities will subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. Empire Energy may become subject to liability for pollution, blow-outs or other hazards. We will obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs are unknown and may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have not yet determined whether we will establish a cash reserve account for these potential costs in respect of any of our current properties or facilities, or if we will satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

We may not be able to effectively manage our growth, which may harm our profitability.

Our strategy envisions expanding our business. If we fail to effectively manage our growth, our financial results could be adversely affected. Growth may place a strain on our management systems and resources. We must continue to refine and expand our business development capabilities, our systems and processes and our access to financing sources. As we grow, we must continue to hire, train, supervise and manage new employees. We cannot assure you that we will be able to:

•	expand our systems effectively or efficiently or in a timely manner;

•	allocate our human resources optimally;

•	identify and hire qualified employees or retain valued employees; or

•	incorporate effectively the components of any business that we may acquire in our effort to achieve growth.

If we are unable to manage our growth and our operations our financial results could be adversely affected by inefficiency, which could diminish our profitability.

A decline in natural gas and oil prices may adversely affect our financial results.

As a concern proposing to generate income from the exploitation of possible Tasmanian petrochemical reserves, any revenues we generate from those future operations would be highly dependent on the price of, and demand for, natural gas and oil. Even relatively modest changes in oil and natural gas prices may significantly change those revenues, results of operations, and cash flows. Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

•	the domestic and foreign supply of natural gas and oil;

•	the price of foreign imports;

•	overall domestic and global economic conditions;

•	political and economic conditions or hostilities in oil producing countries, including the Middle East and South America;

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree to and maintain oil price and production controls;

•	the level of consumer product demand;

•	weather conditions;

•	domestic and foreign governmental regulations;

•	development of alternate technologies; and

•	the price and availability of alternative fuels.

Competitive industry conditions may adversely affect our results of operations.

As a prospective independent natural gas and oil producer, we face strong competition in all aspects of our business. Many of our competitors are large, well-established companies that have substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for productive natural gas and oil properties and exploratory prospects and to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial and human resources permit.

We may incur substantial costs to comply with environmental and other governmental regulations.

Our exploration and production operations are regulated extensively. We have made and will continue to make all necessary expenditures, both financial and managerial, in our efforts to comply with the requirements of environmental and governmental regulations. Increasingly strict environmental laws, regulations and enforcement policies and claims for damages to property, employees, other persons and the environment resulting from our operations could result in substantial costs and liabilities in the future.

Foreign currency exchange rate fluctuations may affect our financial results.

We expect to sell our oil and natural gas production under agreements that will be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur will be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the United States dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. Local operations may require funding that exceeds operating cash flow and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.

Our management team does not have extensive experience in public company matters, which could impair our ability to comply with legal and regulatory requirements.

Our management team has had limited U.S. public company management experience or responsibilities, which could impair our ability to comply with legal and regulatory requirements, such as the Sarbanes-Oxley Act of 2002 and applicable federal securities laws including filing required reports and other information required on a timely basis. Our management may not be able to implement and affect programs and policies in an effective and timely manner that adequately respond to increased legal, regulatory compliance and reporting requirements imposed by such laws and regulations. Our failure to comply with such laws and regulations could lead to the imposition of fines and penalties and further result in the deterioration of our business.

Market risks

Our investment in Zeehan Zinc could cause us problems under the Investment Company Act.

The Investment Company Act of 1940 regulates mutual funds and other collective investment funds defined as “investment companies” under the statute. One of the definitions includes any company 40% of more of whose assets are made up of securities of issuers in which the Company owns less than 50% of the voting securities. On September 7, 2005, we acquired Cyber Finance Group, Ltd. whose sole asset is a minority stake in Zeehan Zinc, Ltd. We currently believe the present value of this investment exceeds 40% of our total assets. As a result, we are relying on an exemption to registration as an investment company, but our exemption is only effective through September 6, 2006, and will be unavailable for the subsequent two years. By no later than September 6, 2006, we will need to have voting control of Zeehan Zinc, have acquired substantial other non-securities assets representing in excess of 60% of our total assets, or have divested ourselves of the Zeehan Zinc investment. By September 6, 2006, if we are unable either to acquire voting control of Zeehan Zinc or to acquire sufficient operating assets, we might be termed an investment company under the Investment Company Act of 1940. We believe registration under and compliance with the Investment Company Act would prevent the ongoing effective operation of the Company. Although we plan to acquire Zeehan Zinc, and although we are as yet unaware of any problems preventing us from gaining majority control of Zeehan Zinc in the next few months, if we either are unable to acquire sufficient operating assets to alleviate the effects of our minority stake in Zeehan, we may be required to dispose of our Zeehan Zinc interest at a price below what we might otherwise have received.

Merger costs could be higher than expected.

We decided to pursue the acquisition of Zeehan Zinc with the expectation that the acquisition will result in benefits to our overall company arising out of adding Zeehan Zinc’s operations to our existing operations. To realize any benefits from the acquisition of Zeehan Zinc, we face the following challenges:

•	Management of 2 distinct industries

•	2 separate corporate structures

•	Rapid expansion of corporate and accounting staff

If we do not successfully address these and other challenges, we may not realize the expected benefits of the acquisition of Zeehan Zinc and, as a result, our operating results and the market price of our common stock may be adversely affected.

The trading price of our common stock may be volatile.

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange. Trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ. You may have difficulty reselling any of the shares that you purchase from the selling shareholders. We are not certain that a more active trading market in our common stock will develop, or if such a market develops, that it will be sustained. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

The trading price of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general conditions in the oil and gas exploration and development industry, market demand for our common stock, various other events or factors both in and out of our control. In addition, the sale of our common stock into the public market upon the effectiveness of this registration statement could put downward pressure on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

Applicable SEC rules governing the trading of “penny stocks” limit the liquidity of our common stock, which may affect the trading price of our common stock.

Our common stock currently trades on the OTC Bulletin Board. Since our common stock continues to trade well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

Item 7.	Financial Statements.

Attached hereto and incorporated by this reference are the Company’s audited consolidated financial statements as of December 31, 2005 and for the years ended December 31, 2005 and 2004.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On August 10, 2005, the Board of Directors of Empire Energy Corporation International, dismissed Malone & Bailey, PC (Malone), the Company’s independent auditor. On August 10, 2005 the Board of Directors of the Company engaged UHY Haines Norton from Sydney as the Company’s independent auditor. The Company did not discuss any accounting or auditing issues with Haines prior to August 10, 2005.

The report of Malone on the financial statements of the Company as of December 31, 2004 and December 31, 2003 and for the years then ended, did not contain any adverse opinion or disclaimer of opinion, nor were such reports qualified or modified as to audit scope or accounting principles. Malone’s audit report on the financial statements of the Company as of December 31, 2004 and December 31, 2003 and for the years then ended included an explanatory paragraph concerning the Company’s ability to continue as a going concern.

During the years ended December 31, 2004 and December 31, 2003 and any subsequent interim period preceding August 10, 2005, there were no disagreements between the Company and Malone on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which would have caused Malone if not resolved to the satisfaction of Malone, to make reference to the subject matter of the disagreements in connection with its reports.

We have had no disagreements with our current auditors regarding our accounting or financial disclosure since they were appointed.

Item 8A.	Controls and Procedures.

Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including the President, Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, the President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective for the purposes discussed above as of the end of the period covered by this Annual Report on Form 10-KSB. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Internal Control Over Financial Reporting.

There were no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there is only reasonable assurance that the Company’s controls will succeed in achieving their stated goals under all potential future conditions.

Item 8B.	Other Information.

See the description of our recent fund raising in Item 6 under the heading “Overview” on page 15.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Name	Age	Position
Malcolm R. Bendall	47	President, Chief Executive Officer, Chief Financial Officer, Treasurer, and Director
John C. Garrison	54	Secretary and Director
Tad M. Ballantyne	50	Director
Keith W. Laing	70	Chairman of the Board of Directors
Clive F. Burrett	57	Director

The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his term or until the earlier of his death, resignation, or removal, or until his successor has been qualified.

Executive officers of the Company are appointed by the board of directors on an annual basis and serve until their successors are appointed by the board of directors.

Currently, our directors are not compensated for their Board services, although their expenses in attending meetings are reimbursed.

The Company’s board of directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document. While Mr. John C. Garrison functions as a financial expert when the board acts in the role of an audit committee. Mr. Garrison serves as company secretary and assists with our internal accounting functions and cannot be considered independent.

Malcolm R. Bendall

Mr. Bendall was a founding director of Great Southland Minerals, Ltd. (“GSLM”) and was appointed to the board of directors of Empire Energy on June 4, 2004 for the purpose of progressing the merger between GSLM and Empire Energy. Mr. Bendall has been involved in organizations investigating the viability of petroleum resources in SEL 13/98 since 1978. Mr. Bendall has worked as a mine manager and drill supervisor and has been published in two international petroleum magazines. He is a fellow of the Institute of Company Directors, Tasmania.

John C. Garrison

John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over twenty-five years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of Quest Resources, Inc., a public traded energy company. He is licensed to practice public accountancy in Kansas and Missouri and has been involved in an active practice since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University in 1974.

Tad M. Ballantyne

Tad M. Ballantyne, CEO of Hoopeston Foods, Inc., was appointed as an independent member of the board of directors in October 2005. Mr. Ballantyne is a director and chairman of the audit committee of Life Partners

Holdings, Inc., and is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., L.C. Thomsen Inc., Jilin Jimei Foods, Ltd., Pacific Rim Foods Ltd., and other companies engaged in manufacturing and food processing industries as well as real estate acquisition. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 15 years, Mr. Ballantyne has been, on a global basis, in the business of acquiring and operating troubled companies or assets being divested by public and private companies. In addition, he has been both an officer and director of a public company, Amacan Resources Corporation, previously engaged in the oil and gas business on the production and refining side. He holds a Bachelor of Arts degree in business management from the University of Wisconsin.

Keith W. Laing

Keith W. Laing of Melbourne, Australia, was appointed as an independent member of the board of directors in October 2005 and appointed as Chairman of the Board of Directors in November, 2005. Mr. Laing brings to the board extensive experience in the management of treasury activities and operational planning, particularly in the optimal usage of significant mining assets, coal and gas power facilities and labor-intensive service provisioning for large infrastructure projects. He previously held several executive positions in finance, planning and operations in the State Electricity Commission of Victoria, Australia, for a period of more than 20 years prior to its privatization. As treasurer of the Commission, he managed a A$2B annual budget and all long term funding requirements. He also served as Operational Planning Engineer for a period of time where he controlled the use of A$8B of worth in plant and equipment as well as the logistical requirements of the distribution and transmission of all assets. Mr. Laing’s experience in the power industry has also been supplemented by several years in consulting challenged businesses on methods to restore positive cash flow and stability. He operated his own consulting company specializing in operations research, business recoveries and advice on business matters, particularly to companies involved in electricity generation, gas transportation, electricity transmission and distribution, and marketing. He is an international expert in power systems reliability.

Clive F. Burrett

Dr. Clive Burrett of Hobart, Tasmania, was appointed to the board of directors in October 2005. Dr. Burrett was a founding member of the Board of Directors of Great South Land Minerals Limited which is a wholly owned subsidiary of Empire Energy. He currently serves as President of GSLM. Dr. Burrett received his BSc with honors from the University of London in 1970, and a PhD from the University of Tasmania in 1978. He was a Professor of Geology in the School of Earth Sciences in the University of Tasmania. He previously served as Chairman of the Department of Geology from 1998 to 2002.

He has published over 100 scientific papers and edited the standard volume on the “Geology of Tasmania”. He has also supervised a graduate study focusing on the Paleozoic basin evolution in Tasmania and Laos. Dr. Burrett has consulted on applied aspects of basin evolution, petroleum, lead and zinc deposits to companies such as Shell, CRA, Oxania and BHP in Australia, Oman, Laos, China and Thailand.

The directors of the Company are elected each year at the annual meeting of shareholders for a term of one year. Each director serves until the expiration of his term and thereafter until his successor is duly elected and qualified. Executive officers of the Company are appointed by the Board of Directors on an annual basis.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors are required to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission as required under Section 16(a) of the Securities Exchange Act of 1934. Based solely on the information provided to the Company by individual directors and executive officers, the Company believes that during the last fiscal year the below listed directors were deficient in their Section 16 filings:

Tad M. Ballantyne	Form 3

Clive F. Burrett	Form 3

Keith W. Laing	Form 3

Audit Committee and Financial Expert

The Company’s Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document. John Garrison qualifies as a financial expert, however does not qualify as independent.

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote;

•	Honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

•	Full, fair, accurate, timely and understandable disclosure in reports and documents that are filed with, or submitted to, the SEC and in other public communications made by an issuer;

•	Compliance with applicable governmental laws, rules and regulations;

•	The prompt internal reporting of violations of the code to an appropriate person or persons identified in the code; and

•	Accountability for adherence to the code.

Due to the limited scope of our current operations, we have not yet adopted a corporate code of ethics that applies to our principal executive officer, principal accounting officer, or persons performing similar functions.

Item 10.	Executive Compensation

Summary Compensation Table

The following table shows all cash compensation paid or to be paid by the Company during the fiscal years indicated to the chief executive officer and the highest paid executive officers of the Company as of the end of the Company’s last fiscal year whose salary and bonus for such period in all capacities in which the executive officer served exceeded $100,000.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation					Awards			Payouts
(a)	(b)	(c)			(d)	(e)	(f)	(g)		(h)	(i)
Name and principal position	Year	Salary			Bonus	Other annual compensation	Restricted stock awards	Securities underlying options/SARs		LTIP payouts	All other compensation
Malcolm R. Bendall, Chief Executive Officer	2005 2004 2003	$ $	450,973 215,380 0	(1) (1)	0 0 0	0 0	0 0 0	6,000,000 0 0	(2)	0 0 0	0 0

(1)	All annual compensation has been accrued and not paid.
(2)	Carried over from grant at GSLM as a result of the merger.

There are no arrangements with executive officers of GSLM requiring disclosure. The only agreement requiring disclosure as a benefit or due to a director upon resignation or termination of office is the discharge of a Bank Guarantee currently lodged with the National Australia Bank (Hobart) as a requirement of SEL13/98 for exploration environmental purposes. Mr. D Tanner and Mr. R Watson signed a conditional agreement upon resignation to accept, from the company, payment of $54,768 to discharge this liability and responsibility as and when funding is made available to do so.

The following table sets forth information with respect to the named executives, concerning the grant of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2005.

Option/SAR Grants in Last Fiscal Year.

(a)	(b)	(c)	(d)	(e)
Name	Number of Securities Underlying Options/SARS Granted	% of Total Options/SARS Granted to Employees in Fiscal Year	Exercise or Base Price ($/Sh)	Expiration Date
Malcolm R. Bendall	6,000,000	67%	$0.146	12/31/2009

Options/SAR Exercises and Holdings.

The following table sets forth information with respect to the named executives, concerning the exercise of options and/or limited SARs during the last fiscal year and unexercised options and limited SARs held as of the end of the fiscal year December 31, 2005.

Aggregated Option/SAR Exercises in Last Fiscal Year and FY-End Option/SAR Values:

(a)	(b)	(c)	(d)	(e)
Name	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options/SARs at FY End (#) Exercisable/ Unexercisable	Value of Unexercised- in- the-Money Shares at FY End ($) Exercisable/ Unexercisable
Malcolm R. Bendall	6,000,000	0	6,050,000/0	$5,150/0

There are no employment agreements between the Company and its executive officer.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 4, 2006 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock (aggregate of Class A and Class B); (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 16801 West 116th Street, Ste. 100, Lenexa, Kansas, 66219. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following April 5, 2006 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all shares of Class B redeemable common stock have been converted on a one-for-one basis into corresponding shares of our Class A common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Class A Common Stock	Malcolm R. Bendall 37 Nicholas Drive Sandy Bay, Hobart, Tasmania 7005	50,000(1) Direct 23,594,434 Indirect	13.7%

Class A Common Stock	John C. Garrison 7211 High Drive Prairie Village, KS 66208	22,288 Direct	(3)

Class A Common Stock	Tad M. Ballantyne 3505 Chatham Street Racine, WI 53402	9,000,000(3)	5.2%

Class A Common Stock	Keith W. Laing P.O. Box 551 Berwick, Victoria, Australia 3806	0	(3)

Class A Common Stock	Clive F. Burrett 22 Hinman Drive Kingston, Tasmania 7050	565,632 Direct Option to acquire 50,000 more at AUD $0.20 per share	(3)

All officers and directors as a group		33,282,354	19.2%

Class A Common Stock	Pacific Rim Foods Ltd. 3505 Chatham Street Racine, WI 53402	9,000,000	5.2%

Class A Common Stock	RAB Special Situations Master Fund Limited 1 Adam Street London, England WG2N 6LE	17,100,000	9.8%

(1)	Of the indirect shares, 7,739,434 are owned by trusts or entities controlled by Mr. Bendall and 15,885,000 are currently held in an escrow account and issued in Mr. Bendall’s name pending final accounting of payments made on behalf of the Company by Mr. Bendall and the Bendall Family Trust and some of these shares may be cancelled and reissued to others once audit procedures are complete regarding those accounts.
(2)	These shares are owned by Pacific Rim Foods Ltd. of which Mr. Ballantyne is the Chairman and CEO and has the right to vote and dispository power over 49% ownership.
(3)	Less than 1%

There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions.

A number of directors of the Company or their director related entities hold positions in other entities that result in them having control or significant influence over the financial or operating policies of those entities. The terms and conditions of the transactions with directors and their director related entities were no more favorable than those available, or which might reasonably be expected to be available, on similar transactions to non-director related entities on an arms length basis.

Effective April 1, 2002, GSLM signed a consultancy agreement with Bass Gas and Oil Pty Ltd to provide the services of Mr. Bendall. The agreement continues until April 1, 2007. Mr. Bendall is to provide the company with professional guidance, advice and assistance in the general area of oil and gas exploration. In return for providing these services, Bass Gas and Oil Pty Ltd is entitled to receive $13,142 per month from GSLM.

From time to time the Company requires funding for short term needs which are supplied by an entity associated with Mr. Bendall. Since January 1, 2005, that entity has provided funding amounting to approximately $312,508 to the Company. These advances are unsecured, are not repayable before June 30, 2007 and to date have been interest free. At December 31, 2005, loans to the Company from Mr. Bendall totaled $1,446,022 in addition to expenses accrued and accrued but unpaid wages.

Two former directors of the Company, Messrs. D Tanner and R Watson have personally provided joint and several guarantees, on behalf of the Company, in favor of Mineral Resources of Tasmania (“MRT”), the government body responsible for the activities of the Company. This guarantee is for a total of $54,758, and relates to future rehabilitation costs that may arise in respect of the license.

From January 1, 2005 to December 31, 2005 the Company did not issue any shares or options to Directors, Director Related Entities or officers of the company. Options issued in October 2003 may be exercised at a price of AUD$0.01 and are valid until December 31, 2006. After the successful acquisition of GSLM by EEGC as at April 6, 2005, these options were transferred to EEGC for redemption. The exercise price of each option at December 31, 2005 in US$ is $0.007301. All options were exercised in 2006.

Conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company. The issue of any of these options is conditional on the successful completion of the merger with EEGC, the extension of the license over key areas of SEL 13/98 and the securing of additional available funding of at least AUD$15,000,000 before 31 December 2006 (US$10,951,000 at December 31, 2005 interbank spot exchange rates). If issued these options will have a term of three years and an exercise price of AUD$0.20. Following the successful acquisition of GSLM by Empire Energy as at April 6, 2005, these options have been transferred to EEGC for redemption. The exercise price of each option at December 31, 2005 in US$ is $0.14602.

Item 13.	Exhibits.

(a)	The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description
3	Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on April 22, 2004*

10.1	Letter of Intent to Acquire Zeehan Zinc, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on September 9, 2005.

10.2	Subscription Agreement dated March 21, 2006 by RAB Special Situations (Master) Fund Limited for the purchase of common stock and Class A warrant*

10.3	Subscription Agreement dated March 21, 2006 by RAB Special Situations (Master) Fund for the purchase of a $1,500,000 6% convertible debenture and Class B warrant to acquire 5,000,000 shares of common stock*

10.4	$1,500,000 6% convertible debenture due March 14, 2008 issued to RAB Special Situations (Master) Fund Limited*

10.5	Class A warrant issued to RAB Special Situations (Master) Fund Limited to acquire 8,550,000 shares of common stock at $0.13*

10.6	Class B warrant issued to RAB Special Situations (Master) Fund Limited to acquire 5,000,000 shares of common stock at $0.18*

23.1	Consent of Anderson & Schwab Australia Limited*

31	Rule 13a-14 Certification*

32	Section 1350 Certification*

99.1	Review and Valuation of the Mineral Assets of Zeehan Zinc Limited dated 1 December 2005 prepared by Anderson & Schwab Australia Limited*

99.2	Resources Estimation & Classification Update, dated September 2005, prepared by COTLCO Pty Ltd.*

*	Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the annual reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2005 and 2004 were AUD$105,000 and AUD$70,000 respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively.

Tax Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $0 and $0 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004.

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2005, were approved by the Board of Directors.

Independent Auditors’ Report

To the Board of Directors and Stockholders

Empire Energy Corporation International

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International (the “Company”) (a development stage company) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2005, and for the period from March 15, 1995 (date of inception) to December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements for the period from July 1, 1997 through June 30, 2002, were audited by other auditors. Those auditors expressed an unqualified opinion on financial statements for the years ended 30 June 1999 to 2002 and stated that they did not audit the financial statements of the Company for the period from March 15, 1995 (date of inception) to June 30, 1997. The financial statements for the period from March 15, 1995 (date of inception) to June 30, 2002 reflect total net losses of $5,328,437 of the cumulative totals. The other auditors’ reports have been furnished to the directors, and our opinion, insofar as it relates to amounts included for such other period, is based solely on the report of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International as of December 31, 2005 and 2004, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2005 and for the period from March 15, 1995 (date of inception) to December 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements for the year ended December 31, 2005 have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses in recent years, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M D Nicholaeff	UHY Haines Norton
Partner	Chartered Accountants

Dated 14 April 2006

Sydney, Australia

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

December 31, 2005

	Note	2005	2004
		$	$
ASSETS
CURRENT ASSETS
Cash and cash equivalents		6,084	5,325
Receivables net of impairment		22,884	29,326
Other		—	173,069

TOTAL CURRENT ASSETS		28,968	207,720
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.		5,969,000	—
PROPERTY AND EQUIPMENT, NET	6	3,874	13,150

TOTAL ASSETS		6,001,842	220,870

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Trade and other payables		1,329,339	209,872
Current portion of long term debt	7	269,956	3,154

TOTAL CURRENT LIABILITIES		1,599,295	213,026
LONG TERM TRADE AND OTHER PAYABLES		2,733,255	2,477,889
LONG TERM DEBT, net of current portion	7	—	8,253

TOTAL LIABILITIES		4,332,550	2,699,168
COMMITMENTS AND CONTINGENCIES		—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Class A Common stock, (300,000,000 authorized) issued with a par value of $0.001, 114,660,042 and 71,173,794 shares respectively		114,660	71,174
Class B Common stock, issued with a par value of $0.001, 103,386 and 105,857 shares respectively		103	106
Additional paid-in capital		12,728,396	6,885,528
Accumulated deficit during the development stage		(10,916,398)	(9,018,551)
Accumulated other comprehensive income (loss)		(257,469)	(416,555)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)		1,669,292	(2,478,298)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)		6,001,842	220,870

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2005 and 2004

	2005	2004	March 15, 1995 (Inception) to December 31, 2005
	$	$	$
TOTAL REVENUES	—	—	—

COSTS AND EXPENSES
Selling, general & administrative	1,486,000	393,750	6,626,313
Exploration	276,513	23,979	4,053,784

TOTAL COSTS AND EXPENSES	1,762,513	417,729	10,680,097

LOSS FROM OPERATIONS	(1,762,513)	(417,729)	(10,680,097)
OTHER INCOME (EXPENSE)
Loss on equity investment	(31,000)	—	(31,000)
Other income	18,552	16,434	47,922
Interest (expense)	(122,886)	(51,962)	(253,223)

LOSS BEFORE INCOME TAXES	(1,897,847)	(453,257)	(10,916,398)
INCOME TAXES	—	—	—

NET LOSS	(1,897,847)	(453,257)	(10,916,398)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0246)	$(0.0073)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	76,997,008	62,416,902

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through December 31, 2005

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at March 15, 1995	—	—	—	—				—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(8,853)			—
Issuance of common stock: cash	1,000	1			745			746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	8,748,012	8,748	105,857	106	(8,108)	—	—	746
Issuance of common stock: cash	59,000	59			53,977			54,036
Issuance of common stock: share premium					391,761			391,761
Net loss							(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	8,807,012	8,807	105,857	106	437,630	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139			86,318			86,457
Issuance of common stock: share premium					857,737			857,737
Net loss							(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	8,945,700	8,946	105,857	106	1,381,685	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70			328,899			328,969
Net loss							(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	9,015,281	9,016	105,857	106	1,710,584	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36			137,205			137,241
Issuance of common stock: services	23,214	23			151,099			151,122
Net loss							(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through December 31, 2005

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348			1,174,477			1,174,825
Issuance of common stock: services	23,317	23			67,863			67,886
Issuance of common stock: bonus issue	51,911,055	51,911			(51,911)			—
Net loss							(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	61,357,052	61,357	105,857	106	3,189,317	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609			590,642			591,251
Issuance of common stock: services	3,955,125	3,955			530,778			534,733
Stock issuance costs					(44,109)			(44,109)
Net loss							(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	65,921,177	65,921	105,857	106	4,266,628	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029			607,613			608,642
Issuance of common stock: services	3,955,125	3,955			2,119,156			2,123,111
Stock issuance costs					(286,040)			(286,040)
Net loss							(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	70,905,066	70,905	105,857	106	6,707,357	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247			159,926			160,173
Issuance of common stock: services	21,928	22			16,238			16,260
Stock issuance costs					2,007			2,007
Net loss							(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through December 31, 2005

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM					(213,249)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2005 and 2004

	Note	2005	2004	March 15, 1995 (Inception) to December 31, 2005
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,897,847)	(453,257)	(10,916,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		99,600	16,260	2,992,712
Depreciation		9,276	4,663	34,598
Loss on disposal of fixed assets		—	—	207
Loss on equity investment		31,000	—	31,000
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		6,440	(17,868)	(22,884)
(Increase) Decrease in prepaid expenses		173,069	(132,187)	—
(Increase) Decrease in other assets		—	—	—
Increase (Decrease) in payables		1,067,567	676,737	3,849,345

NET CASH USED IN OPERATING ACTIVITIES		(510,895)	94,348	(4,031,420)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment		—	—	(38,679)

NET CASH USED IN INVESTING ACTIVITIES		—	—	(38,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	(2,007)	(328,142)
Net proceeds from borrowings		352,568	4,517	269,956
Proceeds from issuance of shares		—	—	4,391,838

NET CASH PROVIDED BY FINANCING ACTIVITIES		352,568	2,510	4,333,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH		159,086	(100,246)	(257,469)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		759	(3,388)	6,084
CASH AND CASH EQUIVALENTS–beginning of period		5,325	8,713	—

CASH AND CASH EQUIVALENTS–end of period		6,084	5,325	6,084

CASH PAID FOR:
Taxes		—	—	—
Interest		—	843	125,483

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005 and 2004

NOTE 1—ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalisation. Accordingly, the reverse acquisition has been accounted for as a recapitalisation. For accounting purposes, GSLM is considered the acquirer in the reverse acquisition and all history presented is that of GSLM. Operating results of EEGC are included in these consolidated financial statements from the date of the reverse acquisition, April 7, 2005. References to EEGC in the remainder of these notes will refer to the consolidated company including the operating history of GSLM unless otherwise specified.

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

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $1,599,295 and current assets of $28,968 including cash or cash equivalents of $6,084 at December 31, 2005.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,119,571 by 30 September 2005, $4,883,493 by 30 September 2006, $7,686,493 by 30 September 2007, $11,500,535 by 30 September 2008 and $12,557,720 by 30 September 2009 without which the license may be revoked at the discretion of Mineral Resources Tasmania.

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

These include:

•	Advances received since December 31, 2005, from entities associated with a director of the company, totalling approximately $312,508. Negotiations are underway with that same entity, for additional funding.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

•	Declarations from key creditors (which represented $3,012,942 of the liabilities as at December 31, 2005) that proceeding to enforce collection of debt will not be undertaken before April 30, 2007 in respect of all relevant debts incurred up to December 31, 2005.

•	The company has obtained equity funding of approximately $1,881,000 and convertible debt financing of approximately $1,500,000 since December 31, 2005. The balance of the convertible debt financing will be due and payable in March 2008.

•	The company has been able to convert a debenture payable as at December 31, 2005 in the face amount of $493,000 to common shares.

The directors have reviewed the cash flow requirements necessary to meet the company’s exploration expenditure commitments and consider that the following actions will ensure that the company has access to sufficient funds.

These include:

•	Obtaining approval to increase authorised shares to allow additional acquisitions and fund-raising activities

•	Seeking acquisitions that will provide capital and cash flow

•	Working on refinancing opportunities and using the additional shares to pursue development activities.

•	Entering into negotiations with a number of parties for additional funding.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the year ended 31 December 2005 and 2004 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern. The independent audit report on GSLM’s financial statements for the year ended 30 June 2004 contained an emphasis of matter paragraph regarding the GSLM’s ability to continue as a going concern.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

Dismantlement, Restoration and Abandonment Costs: In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, (which became effective for fiscal years beginning January 1, 2003), which addresses financial accounting and reporting for liabilities associated with the retirement of long-lived assets, the Company recognises the fair value of a liability for asset retirement obligations associated with the retirement of tangible long lived assets and the associated retirement costs in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset as part of depreciation, depletion, and amortisation. The effect of the passage of time on the amount of the liability is recognised as accretion expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognise a gain or loss on settlement. The adoption of SFAS 150 had no effect on the Company’s financial statements.

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

Income Taxes: The Company provides for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes (“Statement 109”). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognised for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognised in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when future realisation is uncertain.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Receivables: The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. Receivables at December 31, 2005 have been reduced by an allowance of $29,204 compared to $Nil the previous year.

Cash and Cash Equivalents: Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Foreign Currency Translation: The functional currency of GSLM is the Australian dollar. Financial statements for GSLM are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

Stock Issuance Costs: These costs consist primarily of placement fees and expenses and professional fees. These expenses are charged against the related proceeds from the sale of Company stock in the periods in which they occur or are charged to expense in the event of a terminated stock issuance.

Comprehensive Income (Loss): the Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of GSLM, expressed in Australian dollars, to United States dollars are reported as other comprehensive income (loss) and as accumulated other comprehensive income (loss) in the Statement of Stockholders’ Deficit.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

Stock Options: The Company and its subsidiaries have issued options to Directors, Director-related entities and Officers. The Company measures compensation cost as prescribed by APB Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees”. No compensation cost relating to the granting of stock options has been recognised in the financial statements as the exercise price of all option grants were equal to or greater than the fair value of the company’s common stock at the date of grant.

Basic and diluted net loss per share calculations are presented in accordance with Financial Accounting Standards Statement 128, and are calculated on the basis of the weighted average number of common shares outstanding during the year. They include the dilutive effect of common stock equivalents in years with net income.

Recently Issued Accounting Pronouncements: in December 2003, the FASB issued Interpretation No. 46r (“FIN 46r”), “Consolidation of Variable Interest Entities.” This interpretation provides guidance on the identification of, and financial reporting for, variable interest entities. Variable interest entities are entities that lack the characteristics of a controlling financial interest or lack sufficient equity to finance its activities without additional subordinated financial support. FIN 46 requires a company to consolidate a variable interest entity if that company is obliged to absorb the majority of the entity’s expected losses or entitled to receive the majority of the entity’s residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. FIN 46 is applicable immediately to variable interest entities created after January 31, 2003. For all variable interest entities created after January 31, 2003, FIN 46 is applicable to periods beginning after December 15, 2004. The adoption of FIN 46 had no effect on the Company’s financial statements.

In May 2003, as amended in November 2003, The FASB issued SFAS No. 150, “Accounting for Certain Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”), which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS 150 requires that an issuer classify a financial instrument that is within its scope, which may have previously been reported as equity, as a liability (or an asset in some circumstances). This statement is effective in fiscal periods beginning after December 15, 2004. The adoption of SFAS 150 had no effect on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” to amend and clarify financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The changes in this statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly to achieve more consistent reporting of contracts as either derivative or hybrid instruments. SFAS No. 149 was effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 had no effect on the Company’s financial statements.

SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 is expected to have no impact on the Company’s financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 is expected to have no impact on the Company’s financial statements.

SFAS No. 123(R), “Share-Based Payment,” replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have an impact on the Company’s future financial statements.

SFAS No. 153, “Exchanges of Nonmonetary Assets”—an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company’s financial statements.

The Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF 03-1”) which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, “Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, ‘The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments’” (“FSP”) which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, “The Effect of Contingently Convertible Debt on Diluted Earnings Per Share” (“EITF 04-8”), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

NOTE 2—TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at December 31, 2005 and 2004 reduces the net deferred tax assets to $0.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Deferred tax assets consist of:

	2005	2004
	$	$
Net operating losses	2,545,246	2,004,927
Valuation allowance	(2,545,246)	(2,004,927)

	—	—

At December 31, 2005, the Company has net operating loss carry forwards of approximately $8,484,153. The benefit of tax losses will be available provided the following are met:

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

The Company continues to comply with the conditions for deductibility imposed by the law; and

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $540,319 and $135,977 during 2005 and 2004, respectively.

NOTE 3—RELATED PARTY TRANSACTIONS

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

The aggregate amounts recognised during the year relating to directors and their director related entities were as follows:

Directors	Transactions	2005	2004
		$	$
M.R. Bendall	Rental	28,986	18,000
M.R. Bendall	Consulting (unpaid at December 31,2005)	450,973	215,380
K. W. Laing		—	—
M. R. Ballantyne		—	—
C. F. Burrett		—	—
J.C. Garrison	Consulting (unpaid at December 31,2005)	88,000	—

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Consultancy Agreement

Effective April 1, 2002, GSLM signed a consultancy agreement with Bass Gas and Oil Pty Ltd to provide the services of M.R. Bendall. The agreement continues until April 1, 2007. M.R. Bendall is to provide the company with professional guidance, advice and assistance in the general area of oil and gas exploration. These services are expected to require an average commitment of 12 days per month. In return for providing these services, Bass Gas and Oil Pty Ltd is entitled to receive $13,142 per month from GSLM.

Working Capital Facility

From time to time the Company requires funding for short term needs which are supplied by an entity associated with a director. Since January 1, 2005, that entity has provided funding amounting to approximately $312,508 to the Company. These advances are unsecured, are not repayable before June 30, 2007 and to date have been interest free. At December 31, 2005, the Company owed the related party an amount of $26,321.

Guarantees

Two former directors of the Company have personally provided joint and several guarantees, on behalf of the Company, in favour of Mineral Resources of Tasmania (“MRT”), the government body responsible for the activities of the Company. This guarantee is for a total of $54,758, and relates to future rehabilitation costs that may arise in respect of the licence.

Share Options

From January 1, 2005 to December 31, 2005 the Company did not issue any shares or options to Directors, Director Related Entities or officers of the company. Details of options issued in earlier periods are given below. The options were issued in October 2003, may be exercised at a price of AUD$0.01 and are valid until December 31, 2006. After the successful acquisition of GSLM by EEGC as at April 6, 2005, these options were transferred to EEGC for redemption. The exercise price of each option at December 31, 2005 in US$ is $0.007301. All options were exercised in 2006.

			December 31, 2005
Name	Position	Exercise Prices	Number outstanding	Value
				$
M.R. Bendall	Chairman	$0.007301	50,000	365
C. Burrett	Director	$0.007301	50,000	365
S. Powell	Former Director	$0.007301	50,000	365
P. Simpson	Former Director	$0.007301	50,000	365
D. Tanner	Former Director	$0.007301	50,000	365
R. Watson	Former Director	$0.007301	50,000	365
K. Gumley	Former Company Secretary	$0.007301	50,000	365
A. Steel	Accountant	$0.007301	50,000	365
R. Tabor	Former Chief Executive Officer	$0.007301	50,000	365

			450,000	3,285

The following conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company. The issue of any of these options is conditional on the successful completion of the merger with EEGC, the extension of the licence over key areas of SEL 13/98 and the securing

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

of additional available funding of at least AUD$15,000,000 before 31 December 2006 (US$10,951,000 at December 31, 2005 interbank spot exchange rates). If issued these options will have a term of three years and an exercise price of AUD$0.20. Following the successful acquisition of GSLM by Empire Energy as at April 6, 2005, these options have been transferred to EEGC for redemption. The exercise price of each option at December 31, 2005 in US$ is $0.14602.

			December 31, 2005
Name	Position	Exercise Prices	Number outstanding	Value
				$
M.R. Bendall	Chairman	$0.14602	6,000,000	876,120
C. Burrett	Director	$0.14602	600,000	87,612
S. Powell	Former Director	$0.14602	400,000	58,408
P. Simpson	Former Director	$0.14602	400,000	58,408
D. Tanner	Former Director	$0.14602	400,000	58,408
R. Watson	Former Director	$0.14602	400,000	58,408
K. Gumley	Former Company Secretary	$0.14602	400,000	58,408
R. Tabor	Former Chief Executive Officer	$0.14602	400,000	58,408

			9,000,000	1,314,180

NOTE 4—COMMITMENTS

Environmental Remediation Liabilities

The Company’s operations are subject to significant environmental regulation under the lease of the Commonwealth of Australia and the State of Tasmania. As of December 31, 2005, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. At December 31, 2005, these obligations are not provided for in the financial statements are as follows:

Expenditure required by year ended:	2005	2004
	$	$
December 31, 2005	3,119,571	3,062,786
December 31, 2006	1,763,922	1,731,813
December 31, 2007	2,803,000	2,751,977
December 31, 2008	3,814,042	3,744,615
December 31, 2009	1,057,185	1,037,940

	12,557,720	12,329,131

Although the company claims to have met its cumulative expenditure commitments, the company is currently in discussions with Mineral Resources Tasmania on the issue of the recognition of exploration expenditures that form part of the license conditions.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

Seismic Services Commitments

In September 2005, the company agreed to purchase seismic services in a total amount of approximately $4,560,000. The services had been engaged but not commenced on-ground operations as at December 31, 2005, so the total expenditure does not appear in these financial statements.

Operating Lease Commitments

Future operating lease rentals at December 31, 2005 not provided for in the financial statements are as follows:

Expenditure required by year ended:	2005	2004
	$	$
December 31, 2006	21,063	15,893
December 31, 2007	5,169	—
December 31, 2008	5,169	—
December 31, 2009	5,169	—

	36,570	15,893

Rental expense was $28,986 and $18,000 during the year ended December 31, 2005 and 2004, respectively.

NOTE 5—CONTINGENT LIABILITIES

Disputed Claims

The company has been approached by two creditors claiming outstanding loans totaling $91,308. These claims have yet to be substantiated and the company is disputing these amounts.

The company has been approached by a shareholder alleging that 400,000 shares have not been transferred to him. This claim has yet to be substantiated and the company is disputing this claim.

HEM Mutual Assurance LLC

As detailed in Note 8, EEGC entered into a complex Convertible Debenture Purchase Agreement with HEM Mutual Assurance LLC (“HEM”) closing on July 2, 2004. If the Company breaches one of a number of key terms in the agreement, HEM can sue Empire for compensation damages equal to $3,000,000 payable on demand. At the date of this report, the Company has not breached any of these key terms. This agreement was completed and resolved in February 2006.

Centurion Private Equity, LLC

In November 2001, EEGC entered into an investment agreement (“Investment Agreement”) with Centurion Private Equity, LLC (“Centurion”). The investment agreement entitled EEGC to issue and sell its common stock for up to an aggregate of $15 million under certain conditions during a three-year period. The three-year period began with the SB-2/A registration statement that was filed with the SEC dated January 31, 2002. Rights under this arrangement expired unused on January 31, 2005.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

In connection with the Investment Agreement, EEGC issued and delivered to Centurion a warrant to purchase 125,000 shares of common stock. This warrant is exercisable at a price of $0.80 per share and expires September 6, 2006.

Anadarko Energy Services Company

During August 2001, EEGC agreed to sell the gas production from its Bedsole #1 well in Leon County, Texas to Anadarko Energy Services Company. The primary term of the agreement was two years with provision to be extended year to year thereafter. The gas price was an indexed based price reduced by an amount that allows Anadarko to recover the cost of measurement equipment normally paid for by the producer. Once 200,000 MMBTU’s of gas was delivered during the primary term of the contract the price reduction was eliminated. If the wells do not deliver 200,000 MMBTU’s during the primary term EEGC must pay $0.30 per MMBTU for any shortage. The property was sold to Carr Resources in August 2002 but the potential liability from the gas contract remained with EEGC. Carr drilled an additional productive well on the unit in September 2002, which reduced the required production. Total production is unknown but no claim has been made to EEGC since the primary term of the agreement expired in August 2003 and no claim is expected.

Industria Oklahoma–Nicaragua, S. A.

Prior to 2002, EEGC acquired a 51% interest in the Industria Oklahoma–Nicaragua, S.A. (“ION”), a Nicaraguan subsidiary, which had been pre-qualified in that country to bid on oil and gas concessions and had incurred certain obligations to pursue this concession. All rights and obligations of this interest were distributed during 2004 to a corporation owned by EEGC shareholders of record July 1, 2002.

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

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2005	2004
	$	$
Property and equipment	47,790	51,064
Less: accumulated depreciation	(43,916)	(37,914)

Written down value	3,874	13,150

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

NOTE 7—LONG-TERM DEBT Long-term debt consists of the following:
	2005	2004
	$	$
Long term debt liabilities	261,703	—
Asset purchase loan for vehicle, interest at 9.75% due monthly through November 2006	8,253	11,407

	269,956	11,407
Less: current portion	(269,956)	(3,154)

Long term debt	—	8,253

The maturities of the Company’s long-term debts consist of the following:
Year Ending December 31,	2005	2004
	$	$
2006	—	8,253

	—	8,253

NOTE 8—CONVERTIBLE DEBENTURES

On July 2, 2004, EEGC obtained $500,000 for operating capital by assuming notes payable to HEM Mutual Assurance LLC (“HEM”). The notes payable had been issued by Bob Owen & Company, Inc. a Kansas corporation (“BOCI”) for the specific purpose of merging with and funding EEGC. The notes accrue interest at 1.5% per annum. $485,000 is convertible to common shares of EEGC at the lower of $1.30, 125% of the average of the five days closing price preceding the conversion date, or 100% of the average of the three lowest closing prices for the 40 days preceding the conversion date, $15,000 is convertible at $0.01 per share. There is no collateral for the notes. The notes mature on May 19, 2009.

The notes called for an original cap on convertible shares of 1,650,000. However, the debtor has the ability to force additional shares to be issued, therefore, no cap on shares was used when calculating the beneficial conversion feature of the notes. The $500,000 in proceeds is convertible into 2,063,953 shares, for a fair value per share of $0.24.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature. As of December 31, 2005, 700,000 shares of common stock were issued for $7,000 of debt. The value of the stock converted, $169,577 (700,000 times $0.24), was amortized. The remaining discounts will be amortized over the life of the note. A summary of the notes is as follows:

	2005	2004
	$	$
Notes payable:
Gross proceeds from notes	500,000	—
Less: beneficial conversion feature	(410,000)	—
Less: fair value of stock issued for note	(90,000)	—
Less: principal value of debt converted	(7,000)	—
Add: fair value of stock converted for debt	169,577	—
Add: amortisation discounts	99,126	—

Book value of note on December 31, 2005	261,703	—

In addition to the debentures disclosed above, there is a contingent convertible debenture due to HEM. If EEGC chose to activate the contingent convertible debenture, EEGC would receive proceeds of $500,000 and HEM would be entitled to repayment or to acquire additional common stock shares at an exercise price of between the lower of $1.625 and the average of the three lowest closing per share bid prices during the 40 trading days prior to conversion. At December 31, 2005 the conditions for exercising this contingent debenture had not been met.

During the first quarter of 2006, the entire remaining balance and accrued interest under this HEM financing arrangement was converted to approximately 6.2 million shares of common stock and was fully settled. As a result of the early conversion of the balance due, the remaining discount of approximately $230,000 will be charged to operations in 2006.

NOTE 9—STOCKHOLDERS’ DEFICIT

	2005	2004
	No.	No.
Issue of Class A common stock:
March 2004 issue of shares	—	21,928
January to September 2005 conversion of shares from B stock	2,471	—
April 7, 2005 to Owen Enterprises LLC on the successful completion of the merger in payment of services	2,534,319	—
April 7, 2005 to P&S Investment Management Inc. on the successful completion of the merger in payment of services	100,000	—
April 7, 2005 to Peterson in return for debt release	29,458	—
Additional shares issued due to contingency in prior sale	2,490,000
November 2005 to acquire Cyber Finance	37,500,000
December 2005 for public relations services	830,000

	43,486,248	21,928

Issue of Class B Common stock:
January to September 2005 conversion of B shares into A shares	(2,471)	—

	(2,471)	—

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

NOTE 10—OPTIONS/WARRANTS

The following table summarises the movements in options in the year to December 31, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding:
Beginning of period	450,000	0.007801	450,000	0.007801
Foreign exchange adjustment	—	0.0005	—	—
Options taken over on merger	68,464	26.93	—	—
Options granted	—	—	—	—
Options exercised	—	—	—	—
Options expired	(10,833)	10.615	—	—

End of period	507,631	$3.41	450,000	$0.007801

Options exercisable	507,631	$3.41	450,000	$0.007801

The options have a weighted average remaining contractual life of 0.92 years, are fully vested and have a weighted average exercise price of $3.41.

The following table summarises information about stock options outstanding at December 31, 2005.

		2005
	Exercise Prices	Number outstanding	Average remaining life in years
Issued on acquisition of Commonwealth Energy in 2001:	$30.00	57,631	0.46
Issued to directors and officers of GSLM in October 2003, as detailed in Related Parties Note to the Accounts:	$0.007301	450,000	1.00

		507,631

Directors and officers of GSLM have also received conditional offers of share options, as detailed in the Related Parties Note to the Accounts. These have not been included in the table above because no options were issued at the date of this report. If the conditions are fulfilled, directors and officers would receive up to 9,000,000 options, exercisable at $0.14602 within three years of issue.

The Company accounts for stock-based compensation to non-employees based on the fair value of the equity instruments granted on the measurement date, which is either the commitment date for performance of services, or when performance has been completed. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model. Options issued in the year to December 31, 2005 and December 31, 2004 to non-employees were Nil and Nil, respectively.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

The following table summarises the movements in warrants in the year to December 31, 2005 and 2004:

	2005		2004
	Shares	Weighted Average Price	Shares	Weighted Average Price
Warrants outstanding:
Beginning of period	—	—	—	—
Warrants taken over on merger	2,390,000	0.31	—	—
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	—	—

End of period	2,390,000	$0.31	—	—

Warrants exercisable	2,390,000	$0.31	—	—

The warrants have a weighted average remaining contractual life of 2.64 years, are fully vested and have a weighted average exercise price of $0.31.

The following table summarises information about warrants outstanding at December 31, 2005:

		2005
	Exercise Prices	Number outstanding	Average remaining life in years
Centurion Private Equity LLC, Common Stock, rights expiring September 6, 2006	$0.80	125,000.69
Other, rights expiring September 6, 2006	$7.00	15,000.69
First Global Securities, Inc Common Stock, rights expiring March 31, 2008	$0.10	1,500,000	2.25
Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	$0.50	750,000	3.78

		2,390,000

NOTE 12—MERGER WITH GREAT SOUTH LAND MINERALS LIMITED AND INVESTMENT IN ZEEHAN ZINC LIMITED

Overview of GSLM: GSLM is a development stage company that was incorporated in Tasmania, Australia in 1995. The principal activity of GSLM is the exploration and development of sub-surface hydrocarbons in Tasmania.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2005 and 2004

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

In August 2005, the company agreed to purchase a 37.5% ownership interest in Zeehan Zinc, Limited, a Tasmanian mining company, by issuing 37.5 million of its common shares in exchange for all the outstanding common stock of the corporation that owned the 37.5% interest. The transaction was completed in November 2005.

NOTE 13—MORTGAGE GUARANTEE

Terrex Seismic (formerly Trace Energy Services Pty Ltd) holds a registered mortgage debenture charge over all the assets and undertakings of GSLM, to a maximum prospective liability of $730,100. The charge is both fixed and floating.

NOTE 14—SUBSEQUENT EVENTS

In February and March 2006, HEM mutual converted a debenture it held in the company into approximately 6.2 million shares of common stock, fully eliminating the liability with a face value of $493,000.

In March 2006, the company obtained equity and convertible debt financing in the total amount of approximately $3.4 million. Warrants to purchase approximately 13.5 million shares of common stock were issued in conjunction with this financing.

In April 2006, the company issued into escrow approximately 26 million shares of common stock to be used to settle outstanding liabilities.

In April 2006, the company received a statutory demand for $584,478. This amount has been accrued for in full in the December 31, 2005 payables. The company will be defending itself against this claim and will be seeking legal advice in response to the demand within the specified time.

In March 2006, the company issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. The shares are the primary asset of Pacific Rim Foods and are intended to be used to acquire operations and facilities.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE ENERGY CORPORATION INTERNATIONAL

By:	/s/ MALCOLM R. BENDALL
Malcolm R. Bendall, President, Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MALCOLM R. BENDALL Malcolm R. Bendall	President, Chief Executive Officer, Chief Financial Officer and Director	April 14, 2006

/s/ JOHN C. GARRISON John C. Garrison	Secretary and Director	April 14, 2006

/s/ TAD M. BALLANTYNE Tad M. Ballantyne	Director	April 14, 2006

/s/ KEITH W. LAING Keith W. Laing	Director	April 14, 2006

/s/ CLIVE F. BURRETT Clive F. Burrett	Director	April 14, 2006