Form 10QSB
period 2006-03-31
EMPIRE ENERGY CORP
filed 2006-05-19
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2006

Commission File Number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Exact name of small business issuer as specified in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

16801 W. 116th Street, Suite 100, Lenexa, KS	66219
(Address of Principal Executive offices)	(Zip Code)

Issuer’s telephone number: (913) 469-5615

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

There were 148,978,389 shares of Class A common stock $.001 par value outstanding as of May 18, 2006. There were also 102,314 shares of Class B common stock $.001 par value and 102,314 shares of paired convertible Exchangeco stock outstanding as of May 18, 2006.

Transitional Small Business Format (check one);     Yes  ☐     No   ☒

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company’s ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

These statements are based on certain assumptions and analyses made by us in light of our experience and our product research. Such statements are subject to a number of assumptions including the following:

•	ability to obtain financing on favorable conditions;

•	the likelihood of success of the business opportunity that we are pursuing;

•	risks and uncertainties;

•	general economic and business conditions; and

•	changes in laws or regulations and other factors, many of which are beyond our control.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

March 31, 2006

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$658,677	6,084
Receivables net of impairment	237,974	22,884
Loans to Zeehan Zinc Ltd.	1,177,000	—
Prepayments	1,496,910	—

TOTAL CURRENT ASSETS	3,570,561	28,968

EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	5,931,000	5,969,000
PROPERTY AND EQUIPMENT, NET	4,206	3,874

TOTAL ASSETS	$9,505,767	6,001,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$3,053,385	1,329,339
Current portion of long term debt	460,222	269,956

TOTAL CURRENT LIABILITIES	3,513,607	1,599,295

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	1,175,329	2,733,255

TOTAL LIABILITIES	4,688,936	4,332,550

COMMITMENTS AND CONTINGENCIES	—	—
STOCKHOLDERS’ EQUITY
Class A Common stock, (300,000,000 authorized) issued with a par value of $0.001, 148,978,389 and 114,660,042 shares respectively outstanding	148,978	114,660
Class B Common stock, issued with a par value of $0.001, 102,314 and 103,386 shares respectively	102	103
Additional paid-in capital	17,059,976	12,728,396
Accumulated deficit during the development stage	(12,234,011)	(10,916,398)
Accumulated other comprehensive income (loss)	(158,214)	(257,469)

TOTAL STOCKHOLDERS’ EQUITY	4,816,831	1,669,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$9,505,767	6,001,842

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	2006	2005	March 15, 1995 (Inception) to March 31, 2006
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,050,993	215,956	7,677,306
Exploration	51,816	5,828	4,105,600

TOTAL COSTS AND EXPENSES	1,102,809	221,784	11,782,906

LOSS FROM OPERATIONS	(1,102,809)	(221,784)	(11,782,906)

OTHER INCOME (EXPENSE)
Loss on equity investment	(38,000)	—	(69,000)
Other income	56,899	5,563	104,821
Interest (expense)	(233,703)	(2,912)	(486,926)

LOSS BEFORE INCOME TAXES	(1,317,613)	(219,133)	(12,234,011)
INCOME TAXES	—	—	—

NET LOSS	(1,317,613)	(219,133)	(12,234,011)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0107)	($0.0035)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	123,021,106	62,426,780

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2006

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

Period From March 1995 (inception) Through March 31, 2006

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through March 31, 2006

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM					(213,249)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	4,380,000	4,380			608,820			613,200
Conversion of Class B stock into Class A	1,072	1	(1,072)	(1)				—
Issuance of common stock: Exchange for debt	2,549,600	2,549			317,252			319,801
Issuance of common stock: Cash	17,100,000	17,100			1,863,900			1,881,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Net loss for quarter							(1,317,613)	(1,317,613)
Foreign currency translations	—	—	—	—	—	99,255	—	99,255

Balance at March 31, 2006	148,978,389	148,978	102,314	102	17,059,976	(158,214)	(12,234,011)	4,816,831

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2006 and 2005

(Unaudited)

	Note	2006	2005	March 15, 1995 (Inception) to March 31, 2006
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,317,613)	(219,133)	(12,234,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		613,200	—	3,605,912
Depreciation		—	—	34,598
Loss on disposal of fixed assets		—	—	207
Loss on equity investment		38,000	—	69,000
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(215,090)	(2,562)	(237,974)
(Increase) Decrease in prepaid expenses		(1,496,910)	—	(1,496,910)
Increase (Decrease) in payables		481,085	96,224	4,330,429

NET CASH USED IN OPERATING ACTIVITIES		(1,897,328)	(125,471)	(5,928,749)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to Zeehan Zinc, Ltd.		(930,000)	—	(930,000)
Purchase of property and equipment		—	—	(38,679)

NET CASH USED IN INVESTING ACTIVITIES		(930,000)	—	(968,679)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		1,500,000	132,502	1,769,956
Proceeds from issuance of shares		1,881,000	—	6,272,838

NET CASH PROVIDED BY FINANCING ACTIVITIES		3,381,000	132,502	7,714,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH		98,921	(136)	(158,547)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		652,593	6,895	658,677
CASH AND CASH EQUIVALENTS – beginning of period		6,084	5,325	—

CASH AND CASH EQUIVALENTS – end of period		658,677	12,220	658,677

CASH PAID FOR:
Taxes		—	—	—
Interest		1,790	2,874	127,273

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2005. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2005 as reported in the 10-KSB have been omitted.

Organization: Empire Energy Corporation International (“EEGC” or “the Company”) was incorporated in Utah on November 10, 1983. EEGC commenced commercial activity in the oil and gas industry on May 17, 1999. The primary prospect was in Nicaragua. EEGC also participated in an exploration program in Tennessee in 1999 and continued until 2002. During 2000 and 2001, EEGC acquired additional production and/or prospects in Texas, Oklahoma and Wyoming.

During 2002, EEGC sold most of its oil and gas properties and entered into an agreement to acquire Great South Land Minerals (“GSLM”). Effective April 12, 2004, EEGC changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares from 50 million to 100 million and effected a 1 for 10 reverse stock split. During 2003 and 2004, EEGC sold all properties, settled some debts and pursued the acquisition of GSLM, which was completed April 7, 2005. In August 2005, EEGC further increased its authorized shares from 100 million to 300 million.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $3,513,607 and current assets of $3,570,561 including cash or cash equivalents of $658,677 at March 31, 2006.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,037,960 by 30 September 2005, $4,755,737 by 30 September 2006, $7,485,408 by 30 September 2007, $11,199,672 by 30 September 2008 and $12,229,200 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

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

These include:

•	Declarations from key creditors (which represented $3,012,942 of the liabilities as at December 31, 2005) that proceeding to enforce collection of debt will not be undertaken before July 1, 2007 in respect of all relevant debts incurred up to March 31, 2006.

•	The company has obtained equity funding of approximately $1,881,000 and convertible debt financing of approximately $1,500,000 since December 31, 2005 and is negotiating additional funding from this and additional sources. The balance of the convertible debt financing will be due and payable in March 2008.

•	The company has been able to convert a debenture payable as at December 31, 2005 in the face amount of $493,000 to common shares.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006 and 2005 (Unaudited)

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at March 31, 2006 and 2005 reduces the net deferred tax assets to $0.

NOTE 3 – CONVERTIBLE DEBENTURE - HEM

On July 2, 2004, EEGC obtained $500,000 for operating capital by assuming notes payable to HEM Mutual Assurance LLC (“HEM”). The notes accrued interest at 1.5% per annum. $493,000 plus accrued interest remained convertible to common shares of EEGC at December 31, 2005. Under the terms of the original agreement, both principal and interest were entirely converted into 6,222,675 shares of common stock during the first quarter of 2006.

NOTE 4 – CONVERTIBLE DEBENTURE, EQUITY SALE AND WARRANTS

On March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, a British investment fund, we issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000, which we are using for general corporate purposes. The warrants are exercisable at a price of $0.13 over an exercise period of three years. We covenanted in the subscription agreement to register the issued shares as well as the shares underlying the warrants. On the same date, we sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $.15 per share for 3 years. The initial conversion price for the debenture is $0.18 per share. RAB Special Situations also purchased this offering. RAB Special Situation (Master) Fund Limited represented itself as a non U.S. person. We were represented in the offerings by Libertas Capital Corporate Ventures Limited, a U.K. investment banking firm which is to receive 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable) as their fees for those services. Shares issued to Libertas that are related to the sale of stock, valued at $359,100 have been charged to capital and the shares related to the convertible debenture, valued at $210,000 have been charged to the debenture and will be amortized to income over the term of the debenture. We relied on Regulation S as the exemption from registration as the offering was conducted entirely overseas and the investor is a non-U.S. person.

The notes have been discounted to record the fair value of the included warrants issued, the beneficial conversion feature imbedded in the debenture and the transaction costs. As of March 31, 2006, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discounts will be amortized over the term of the debenture. A summary of the debenture and discounts are as follows:

	2006	2005
	$	$
Debenture payable:

Gross proceeds from notes	1,500,000	—
Less: beneficial conversion feature	(420,181)	—
Less: fair value of included warrants	(416,991)
Less: fair value of stock issued to intermediary	(210,000)	—

Book value of note on March 31, 2006	452,827	—

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.13	March 24, 2009
5,000,000	$0.18	March 24, 2009

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon certain the occurrence of certain events. Registration rights have been granted pursuant to which the Company is required to prepare and file a registration statement within 120 calendar days of closing.

NOTE 5 – STOCKHOLDERS’ EQUITY

	2006	2005
	No.	No.
Issue of Class A common stock:
	—	—
January to March 2006 conversion of shares from B stock	1,072	—
Shares sold to RAB for cash	17,100,000	—
Shares issued in conversion of HEM Debenture	6,222,675	—
Shares issued to settle debt	2,549,600	—
Shares issued to First Global for services	4,380,000	—
Shares issued to Libertas related to RAB financing	4,065,000	—

	34,318,347	—

Issue of Class B Common stock:
January to March 2006 conversion of B shares into A shares	(1,072)	—

	(1,072)	—

NOTE 6 – ACQUISITION OF PACIFIC RIM FOODS, LTD

In March 2006, the company issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. The shares are the primary asset of Pacific Rim Foods and are intended to be used to acquire operations and facilities. At March 31, 2006, the shares remained in the treasury of Pacific Rim Foods so were eliminated in consolidation.

NOTE 7 – SUBSEQUENT EVENTS

In April 2006, the company held in escrow approximately 15 million shares of common stock to be used to settle outstanding liabilities.

In April 2006, the company received a statutory demand for $584,478. This amount has been accrued for in full in the December 31, 2005 payables. The company will be defending itself against this claim and will be seeking legal advice in response to the demand within the specified time. The statutory demand has since been rescinded.

In May 2006, The Company’s subsidiary, Pacific Rim Foods, Ltd. completed a $500,000 private placement of Convertible Preferred Stock. Proceeds of this fundraising are intended to be used to acquire operations and facilities in China to allow expansion of the intended shelf stable food processing operations.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our twelve-month plan of operation

We currently have two wholly-owned subsidiaries, GSLM and Cyber-Finance Limited, and own 51% of Pacific Rim Foods, Ltd. GSLM undertakes all of our Tasmanian operations. Cyber holds a 32.17% stake in Zeehan Zinc and we have a letter of intent with the board of directors of Zeehan Zinc to acquire the balance of the company. Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry.

The terms of the GSLM lease SEL 13/98 set by Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources (DIER), require the company to expend no less than AUD $17,200,000 on exploration and development in scheduled increments over five years. As discussed more fully below, we have recently received proceeds from a financing of $3.4 million that has funded the initial AUD $2 million prepayment made to Terrex Seismic and further equity has been identified that is expected to cover the balance of the survey costs. This investment complies with our expenditure obligations through the second quarter of 2006.

During the first quarter of 2006, the Company raised approximately $3.4 million by issuing common shares, Class A and Class B warrants and a convertible debenture in the amount of $1.5 million. Proceeds were used to repay a short-term promissory note in the amount of $1 million without interest, make a substantial deposit on the seismic surveys which have been contracted for with Terrex over our oil and gas license in Tasmania, purchase certain inventory for our Pacific Rim Foods subsidiary, extend a loan to Zeehan Zinc and for other general corporate purposes. We will need approximately an additional AUD $4.5 million for Terrex to complete the seismic survey, which will be payable early in the third quarter of this year. Once the survey has been completed, it is our intent to commence drilling our first exploratory well at Lachish No. 1, assuming the seismic survey confirms our geologic information. The Company intends on calling on M&R Associates (Primeline) to engage in a joint venture with respect to this well, and we have commenced negotiations with our contacts in China for further exploration joint ventures which joint ventures we believe may be consummated before the end of the third quarter. The seismic survey is expected to continue through the first quarter of 2007 and our drilling campaign will trail the seismic so we hope to drill our second exploratory well during the third quarter of 2006, if we have sufficient funds to do so.

With respect to our Pacific Rim Foods Ltd. subsidiary, we acquired our 51% interest in this entity by way of issuing 9,000,000 shares of our common stock to Pacific Rim Foods Ltd. in exchange for that interest. Pacific Rim is controlled by Mr. Tad Ballantyne, a director of Empire, who has been principally engaged in the food processing industry during a substantial part of his career. Mr. Ballantyne has substantial contacts in China and has negotiated on behalf of Pacific Rim the acquisition of the brand name “Jimei” for USD $80,000 and negotiated a USD $300,000 inventory purchase agreement with Jilin Jimei Foods Ltd to provide us with inventory pending the next crop harvest.

During the third quarter of 2006, Pacific Rim expects to have completed the formation of its wholly-owned foreign enterprise in China (“WOFE”) and plans to close on the purchase of an existing food processing plant and the lease of a second plant within the WOFE structure, which should permit it to commence full operations. Pacific Rim has also entered into a letter of understanding to acquire Jilin Jimei Foods Ltd as part of the Chinese privatization process and expect to complete the acquisition during the fourth quarter if we become comfortable as to the terms. In order to get to an operational state, Pacific Rim raised $500,000 (US) in a private placement. As a result of this money raise, we do not believe Pacific Rim Foods need any additional funds prior to becoming fully operational.

We have entered into a letter of understanding with Libertas Capital, a London-based investment banking firm, to assist us in financing opening of the mining operations and infrastructure necessary to commence operations on the tenements leased by Zeehan Zinc. Libertas has also agreed to consider floating up to 40% of Zeehan Zinc on the London Exchange Alternative Investment Market (AIM). During the balance of this year, Zeehan Zinc expects to raise and expend approximately $25 million for infrastructure, completion of the gravity plant, upgrading of the crushing mill, building of access roads, completing environmental planning and design for the access roads, and the design and planning of a tailings dam and test pits as well as increasing staff by approximately thirty. The majority of these funds are expected to come from the capital-raising efforts being negotiated with Libertas Capital. During the second quarter of 2006, we expect to be able to finish the gravity plant and mill upgrade, to complete planning for the installation of a floatation plant and finish our exploratory drilling program and gravity surveys necessary pursuant to our lease obligations to the DIER.

Part of these expenditures will be used for setting up the nano-key ball mill which will be used to liquefy the ore extracted from the mines which is a more environmentally friendly method of separating valuable metals from ore and also permits the manufacture of building materials from the balance of the ore materials. During the third quarter, we intend on setting up the initial trial of the nano-key ball mill. During that same quarter, we expect Zeehan Zinc to commence mining operations through open pit development. At the present time, management of Zeehan Zinc believes that it should be able to commence production of ore concentrates for shipment to its smelter during the fourth quarter of this year, however, Zeehan management does not expect that the Company, will be generating revenue until the first quarter of 2007.

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

Results of operations

Since the inception of our current business plan following our merger with GSLM in 2005, our operations have consisted primarily of various start-up activities relating to our current business, including seeking institutional investors, locating joint venture partners, engaging firms to comply with leasehold conditions, incurring strategic investments and developing our long term business strategies.

During the quarter ended March 31, 2006, the combined Company generated no revenue. The combined Company generated a loss of $1,317,613 by incurring general & administrative expenses of $1,050,993, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue the GSLM exploration activities and Zeehan development activities. During the quarter ended March 31, 2005, the Company (then GSLM alone) also generated no revenue. The Company generated a loss of $219,133 primarily by incurring $215,956 from general and administrative expenses while pursuing the merger of GSLM and EEGC.

Liquidity and Capital Resources

On March 31, 2006, the Company had $658,677 in cash, $1,496,910 in prepayments of exploration costs, $237,974 in receivables and $3,513,607 in current liabilities. The liabilities include approximately $1,500,000 in convertible debentures and the remainder substantially in trade payables and accrued expenses. Net cash used in operating activities for the three months ended March 31, 2006 was $1,897,329 compared to $125,471 for the three months ended March 31, 2005. Cash used in investing activities during the three months ended March 31, 2006 was $930,000 loaned to Zeehan. No cash was used in investing activities for the three months ended March 31, 2005. Net cash provided by financing activities was $1,500,000 from sale of convertible debentures and $1,881,000 from sale of common stock during the three months ended March 31, 2006. Net cash of $132,502 was provided by financing activities during the three months ended March 31, 2005. Additional financing will be needed to develop the license property and pursue the company’s business plan.

Off Balance Sheet Arrangements

Empire Energy has no off-balance sheet arrangements.

Item 3.	Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed for the purposes of ensuring that information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, as appropriate to allow timely decisions regarding required disclosure.

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

(a) The following exhibits are furnished as part of this report:

1. Exhibit 31 Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

2 . Exhibit 32 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Energy Corporation International

May 18, 2006	By:	/s/ Malcolm Bendall
Malcolm Bendall
Chief Executive Officer
Chief Financial Officer