Form 10QSB
period 2006-06-30
EMPIRE ENERGY CORP
filed 2006-08-18
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2006

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

There were 195,958,389 shares of Class A common stock $.001 par value outstanding as of August 2, 2006. There were also 102,171 shares of Class B common stock $.001 par value and 102,171 shares of paired convertible Exchangeco stock outstanding as of July 28, 2006.

Transitional Small Business Format (check one):    Yes  ☐    No  ☒

PART I - FINANCIAL INFORMATION

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2 - Management’s Discussion and Analysis or Plan of Operation, and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company’s ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

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

The Consolidated Financial Statements of the Company required to be filed with this Form 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Company.

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

June 30, 2006

(Unaudited)

	June 30, 2006		December 31, 2005
ASSETS	$		$
CURRENT ASSETS
Cash and cash equivalents		368,060		6,084
Receivables net of impairment		160,709		22,884
Loans to Zeehan Zinc Ltd.		1,287,207		—
Prepayments		271,444		—

TOTAL CURRENT ASSETS		2,087,420		28,968

EQUITY INVESTMENT IN ZEEHAN ZINC LTD.		3,203,196		5,969,000
EQUITY INVESTMENT IN CHINA FOOD BRANDS		80,001		—
INVESTMENT IN TECHNOLOGY LICENSE		3,925,000		—
PROPERTY AND EQUIPMENT, NET		13,839		3,874

TOTAL ASSETS		9,309,456		6,001,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables		3,111,468		1,329,339
Current portion of long term debt		512,119		269,956

TOTAL CURRENT LIABILITIES		3,623,587		1,599,295

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables		1,433,687		2,733,255

TOTAL LIABILITIES		5,057,273		4,332,550

COMMITMENTS AND CONTINGENCIES		—		—
MINORITY INTEREST, PACIFIC RIM FOODS		183,770		—
Convertible Preferred Stock in subsidiary		460,000		—
STOCKHOLDERS’ EQUITY
Class A Common stock, (300,000,000 authorized) issued with a par value of $0.001, 165,478,532 and 114,660,042 shares respectively outstanding		165,478		114,660
Class B Common stock, issued with a par value of $0.001, 102,171 and 103,386 shares respectively		102		103
Additional paid-in capital		20,268,476		12,728,396
Accumulated deficit during the development stage		(16,592,623)		(10,916,398)
Accumulated other comprehensive income (loss)		(233,020)		(257,469)

TOTAL STOCKHOLDERS’ EQUITY		3,608,413		1,669,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY		9,309,456		6,001,842

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,156,126	598,616
Exploration	1,515,326	151,301

TOTAL COSTS AND EXPENSES	2,671,452	749,917

LOSS FROM OPERATIONS	(2,671,452)	(749,917)

OTHER INCOME (EXPENSE)
Loss on equity investment	(660,000)	—
Other income	46,256	6,067
Loss on disposition of investment	(1,142,804)	—
Minority interest	152,809	—
Interest (expense)	(83,421)	(27,382)

LOSS BEFORE INCOME TAXES	(4,358,612)	(771,232)
INCOME TAXES	—	—

NET LOSS	(4,358,612)	(771,232)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0286)	($0.0106)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	152,228,508	72,159,559

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005	March 15, 1995 (Inception) to June 30, 2006
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	2,207,119	814,572	8,833,432
Exploration	1,567,142	157,129	5,620,926

TOTAL COSTS AND EXPENSES	3,774,261	971,701	14,454,358

LOSS FROM OPERATIONS	(3,774,261)	(971,701)	(14,454,358)

OTHER INCOME (EXPENSE)
Loss on equity investment	(698,000)	—	(729,000)
Other income	103,155	11,630	151,077
Loss on disposition of investment	(1,142,804)	—	(1,142,804)
Minority interest	152,809	—	152,809
Interest (expense)	(317,124)	(30,294)	(570,347)

LOSS BEFORE INCOME TAXES	(5,676,225)	(990,365)	(16,592,623)
INCOME TAXES	—	—	—

NET LOSS	(5,676,225)	(990,365)	(16,592,623)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0412)	($0.0147)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	137,624,807	67,293,171

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2006

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

Period From March 1995 (inception) Through June 30, 2006

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through June 30, 2006

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM					(213,249)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	5,880,000	5,880			832,320			838,200
Conversion of Class B stock into Class A	1,215	1	(1,215)	(1)				—
Issuance of common stock: Exchange for debt	2,549,600	2,549			317,252			319,801
Issuance of common stock: Cash	17,100,000	17,100			1,863,900			1,881,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Net loss for quarter							(5,676,225)	(5,676,225)
Foreign currency translations	—	—	—	—	—	24,449	—	24,449

Balance at June 30, 2006	165,478,532	165,478	102,171	102	20,268,476	(233,020)	(16,592,623)	3,608,413

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2006 and 2005

(Unaudited)

	Note	2006	2005	March 15, 1995 (Inception) to June 30, 2006
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(5,676,224)	(990,365)	(16,592,622)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		838,200	—	3,830,912
Depreciation and amortization		53,234	6,544	87,832
Loss on disposition of investment		1,142,804	—	1,142,804
Loss on disposal of fixed assets		—	207	207
Loss on equity investment		698,000	—	729,000
Change in minority interest		183,770	—	183,770
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(137,825)	(7,822)	(160,709)
(Increase) Decrease in prepaid expenses and other assets		(271,444)	168,174	(271,444)
Increase (Decrease) in payables		797,060	494,339	4,646,405

NET CASH USED IN OPERATING ACTIVITIES		(2,372,425)	(328,923)	(6,403,845)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to Zeehan Zinc, Ltd.		(1,040,207)	—	(1,040,207)
Investment in China food brands		(80,001)	—	(80,001)
Purchase of property and equipment		(10,494)	—	(49,173)

NET CASH USED IN INVESTING ACTIVITIES		(1,130,702)	—	(1,169,381)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from issuance of preferred shares		460,000	—	460,000
Net proceeds from borrowings		1,500,000	259,429	1,769,956
Proceeds from issuance of shares		1,881,000	—	6,272,838

NET CASH PROVIDED BY FINANCING ACTIVITIES		3,841,000	259,429	8,174,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH		24,103	70,495	(233,366)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		361,976	1,001	368,060
CASH AND CASH EQUIVALENTS – beginning of period		6,084	5,325	—

CASH AND CASH EQUIVALENTS – end of period		368,060	6,326	368,060

CASH PAID FOR:
Taxes		—	—	—
Interest		10,352	891	135,835

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005 (Unaudited)

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

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment has decreased proportionally to approximately 13.2% as Zeehan has issued additional shares and EEGC has disposed of shares. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $3,623587 and current assets of $2,087,420 including cash or cash equivalents of $368,060 at June 30, 2006.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,119,615 by 30 September 2005, $4,883,560 by 30 September 2006, $7,686,600 by 30 September 2007, $11,500,700 by 30 September 2008 and $12,557,900 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

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

These include:

•	Declarations from key creditors (which represented $1,433,687 of the liabilities as at June 30, 2006) that proceeding to enforce collection of debt will not be undertaken before December 31, 2007 in respect of all relevant debts incurred up to June 30, 2006.

•	The company has obtained equity funding of approximately $1,881,000, convertible debt financing of approximately $1,500,000 and convertible preferred equity financing of net $460,000 since December 31, 2005 and is negotiating additional funding from this and additional sources. The balance of the convertible debt financing will be due and payable in March 2011.

•	The company has been able to convert a debenture payable as at December 31, 2005 in the face amount of $493,000 to common shares.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006 and 2005 (Unaudited)

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at June 30, 2006 and 2005 reduces the net deferred tax assets to $0.

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

NOTE 4 – CONVERTIBLE DEBENTURE, EQUITY SALE AND WARRANTS

On March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, a British investment fund, we issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000, which we are using for general corporate purposes. The warrants are exercisable at a price of $0.13 over an exercise period of three years. We covenanted in the subscription agreement to register the issued shares as well as the shares underlying the warrants. On the same date, we sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $.18 per share for 3 years. The initial conversion price for the debenture is $0.18 per share. RAB Special Situations also purchased this offering. RAB Special Situation (Master) Fund Limited represented itself as a non U.S. person. We were represented in the offerings by Libertas Capital Corporate Ventures Limited, a U.K. investment banking firm which is to receive 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable) as their fees for those services. Shares issued to Libertas that are related to the sale of stock, valued at $359,100 have been charged to capital and the shares related to the convertible debenture, valued at $210,000 have been charged to the debenture and will be amortized to income over the term of the debenture. We relied on Regulation S as the exemption from registration as the offering was conducted entirely overseas and the investor is a non-U.S. person.

The notes have been discounted to record the fair value of the included warrants issued, the beneficial conversion feature imbedded in the debenture and the transaction costs. As of June 30, 2006, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discounts will be amortized over the term of the debenture. A summary of the debenture and discounts are as follows:

	2006	2005
	$	$
Debenture payable:
Gross proceeds from notes	1,500,000	—
Less: beneficial conversion feature	(420,181)	—
Less: fair value of included warrants	(416,991)
Less: fair value of stock issued to intermediary	(210,000)	—
Amortization of costs and beneficial conversion feature	52,359	—

Book value of note on June 30, 2006	505,186	—

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.13	March 24, 2009
5,000,000	$0.18	March 24, 2009

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon certain the occurrence of certain events. Registration rights have been granted pursuant to which the Company prepared and filed a registration statement within 120 calendar days of closing.

NOTE 5 – STOCKHOLDERS’ EQUITY

	2006	2005
	No.	No.
Issue of Class A common stock:
	—	—
January to June 2006 conversion of shares from B stock	1,215	—
Shares sold to RAB for cash	17,100,000	—
Shares issued in conversion of HEM Debenture	6,222,675	—
Shares issued to settle debt	2,549,600	—
Shares issued to First Global for services	4,380,000	—
Shares issued to Mackay Partnership for services	1,500,000	—
Shares issued to Libertas related to RAB financing	4,065,000	—

	35,818,489	—

Issue of Class B Common stock:
January to March 2006 conversion of B shares into A shares	(1,215)	—

	(1,215)	—

NOTE 6 – ACQUISITION OF PACIFIC RIM FOODS, LTD

In March 2006, the company issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. The shares are the primary asset of Pacific Rim Foods and are intended to be used to acquire operations and facilities. Pacific Rim Foods transferred 1,500,000 of the shares to a management company controlled by a company director as compensation for services. At June 30, 2006, 7,500,000 of the shares remained in the treasury of Pacific Rim Foods and were eliminated in consolidation.

May 2006, Pacific Rim Foods, completed a $500,000 private placement of Convertible Preferred Stock. Proceeds of this fundraising, along with $300,000 provided by Empire, are intended to be used to acquire operations and facilities in China to allow expansion of the intended shelf stable food processing operations. Pacific Rim spent approximately $350,000 to prepay contracts to purchase product that should be available for processing in summer of 2006, acquire a 49% ownership interest in Jilin Jimei Foods and acquire an interest in trade names, leases, facilities and licenses.

NOTE 7 – TECHNOLOGY LICENSE

In June 2006, Empire acquired 100% of Expedia International Limited. This subsidiary entered into an agreement to license and promote certain nano technology. Cost of the license agreement was the issuance of fifteen million Empire common shares and transfer of five million Zeehan Zinc shares, valued at a total of $3,925,000. Expedia is negotiating a development agreement with Zeehan Zinc to employ this technology at the mine sites.

NOTE 8 – SUBSEQUENT EVENTS

In July 2006, the company held in escrow approximately 15 million shares of common stock to be used to settle outstanding liabilities.

In April 2006, the company received a statutory demand for $584,478. This amount has been accrued for in full in the December 31, 2005 payables. The company is negotiating to rescind the statutory demand and settle any liability with a payment of approximately AUD 200,000 and issuance of three million shares of Empire common stock.

The Company received a letter from Australian regulators regarding an alleged breach of the Corporations Act 2001 when Empire acquired a 37.5% stake in Zeehan Zinc Ltd. in 2005. In 2006, the Company notified the regulators that it had reduced its interest in Zeehan Zinc below 20% and is awaiting response.

The Company entered into an agreement with a shareholder of Pacific Rim Foods to allow the Company to acquire and maintain voting control over Pacific Rim Foods, avoid potential Investment Company Act issues and establish future consolidated operations.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our twelve-month plan of operation

We currently have three active wholly-owned subsidiaries, GSLM, Cyber-Finance Limited and Expedia International, Ltd, and own 51% of Pacific Rim Foods, Ltd. GSLM undertakes all of our Tasmanian operations. Cyber holds a 13.2% stake in Zeehan Zinc and Expedia holds our license for the nano-key ball mill technologies. Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry.

The terms of the GSLM lease SEL 13/98 set by Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources, require the company to expend no less than AUD $17,200,000 on exploration and development in scheduled increments over five years. As discussed more fully below, we have recently received proceeds from a financing of $3.4 million that have funded the initial AUD $2 million prepayment made to Terrex Seismic and further funding has been identified that we expect to cover the balance of the survey costs. This investment complies with our expenditure obligations through the second quarter of 2006. Empire has entered into an exclusive heads of agreement to acquire a drilling rig that will enable accelerated exploration and development of these licensed properties.

During the first quarter of 2006, the Company raised approximately $3.4 million by issuing common shares, Class A and Class B warrants and a convertible debenture in the amount of $1.5 million. Proceeds were used to repay a short-term promissory note in the amount of $1 million without interest, make a substantial deposit on the seismic surveys by Terrex over our oil and gas license in Tasmania, purchase certain inventory for our Pacific Rim Foods subsidiary, extend a loan to Zeehan Zinc and for other general corporate purposes. We will need approximately an additional AUD $4.5 million for Terrex to complete the seismic survey, which will be payable early in the third quarter of this year. Once the survey has been completed, it is our intent to commence drilling our first exploratory well at Lachish No. 1, assuming the seismic survey confirms our geologic information. The Company intends on calling on M&R Associates (Primeline) to engage in a joint venture with respect to this well, and we have commenced negotiations with our contacts in China for further exploration joint ventures which joint ventures we believe may be consummated before the end of the third quarter. The seismic survey is expected to continue through the first quarter of 2007 and our drilling campaign will trail the seismic so we hope to drill our second exploratory well during the third quarter of 2006, if we have sufficient funds to do so.

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

Zeehan entered into a letter of understanding with Libertas Capital, a London-based investment banking firm, to assist us in financing opening of the mining operations and infrastructure necessary to commence operations on the tenements leased by Zeehan Zinc. Libertas has also agreed to consider floating up to 40% of Zeehan Zinc on the London Exchange Alternative Investment Market (AIM). During the balance of this year, Zeehan Zinc expects to raise and expend approximately $25 million for infrastructure, completion of the gravity plant, upgrading of the crushing mill, building of access roads, completing environmental planning and design for the access roads, and the design and planning of a tailings dam and test pits as well as increasing staff by approximately thirty. The majority of these funds are expected to come from the capital-raising efforts being negotiated with Libertas Capital. During the second quarter of 2006, we were able to finish the gravity plant and mill upgrade, to complete planning for the installation of a floatation plant and finish our exploratory drilling program and gravity surveys necessary pursuant to our lease obligations to the DIER.

Part of these expenditures will be used for setting up the nano-key ball mill which will be used to liquefy the ore extracted from the mines which is a more environmentally friendly method of separating valuable metals from ore and also permits the manufacture of building materials from the balance of the ore materials. During the third quarter, we intend on setting up the initial trial of the nano-key ball mill. During that same quarter, we expect Zeehan Zinc to commence mining operations through open pit development. At the present time, management of Zeehan Zinc believes that it should be able to commence production of ore concentrates for shipment to its smelter during the first quarter of 2007, however, Zeehan management does not expect that the Company, will be generating revenue until the second quarter of 2007.

Through our new subsidiary, Expedia, we obtained an exclusive license for the nano-key ball mill technology. While this technology is currently being developed for use on Zeehan Zinc properties, management believes it has several other significant markets which we plan to develop commencing in approximately the third quarter of 2006. These technologies include the building materials discussed in the preceding paragraph and also the production of ink products.

August 15, 2006 Zeehan raised 1.25 million pounds sterling through sales of equity. This funding will allow Zeehan to secure all licenses and fund operations and development.

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

During the six months ended June 30, 2006, the combined Company generated no revenue. The combined Company generated a loss of $5,676,225 by incurring general & administrative expenses of $2,207,119, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence, pursue funding and pursue the GSLM exploration activities and Zeehan development activities. In addition, the company reported operating losses of $698,000 from its investment in Zeehan Zinc and incurred a loss of $1,142,804 from the disposition of a portion of that investment to reduce its investment below twenty percent. To accomplish this reduction, the company exchanged five million shares of its Zeehan common stock and issued fifteen million shares of Empire common stock to acquire the nano-key ball mill technology license. A loss was recorded on the transfer of the Zeehan shares. The company also reported in 2006 an adjustment of $152,809 to record the net effect of Pacific Rim Foods Ltd that is included in these consolidated financial statements but is owned by other parties. During the six months ended June 30, 2005, the Company (then GSLM alone for the first three months) also generated no revenue. The Company generated a loss of $990,365 primarily by incurring $814,572 from general and administrative expenses while pursuing and completing the merger of GSLM and EEGC.

Liquidity and Capital Resources

On June 30, 2006, the Company had $368,060 in cash, $270,000 in prepayments of food production costs, $160,709 in receivables and $3,623,587 in current liabilities. The liabilities include approximately $1,500,000 in convertible debentures and the remainder substantially in trade payables and accrued expenses. Net cash used in operating activities for the six months ended June 30, 2006 was $2,372,425 compared to $328,923 for the six months ended June 30, 2005, substantially exploration and seismic expenditures. Cash used in investing activities during the six months ended June 30, 2006 was $1,130,702 substantially loans to Zeehan and acquisition of China properties. No cash was used in investing activities for the six months ended June 30, 2005. Net cash provided by financing activities was $1,500,000 from sale of convertible debentures, $1,881,000 from sale of common stock and $460,000 net proceeds from sale of convertible preferred stock of the Pacific Rim subsidiary during the six months ended June 30, 2006. Net cash of $259,429 was provided by financing activities during the six months ended June 30, 2005. Additional financing will be needed to develop the license property and pursue the company’s business plan.

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

Empire Energy Corporation International

August 18, 2006	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer Chief Financial Officer