Form 10QSB
period 2006-09-30
EMPIRE ENERGY CORP
filed 2006-11-20
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2006

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

There were 196,233,532 shares of Class A common stock $.001 par value outstanding as of November 14, 2006. There were also 102,171 shares of Class B common stock $.001 par value and 102,171 shares of paired convertible Exchangeco stock outstanding as of November 14, 2006.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

September 30, 2006

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	708,213	6,084
Receivables net of impairment	31,174	22,884
Loans to Zeehan Zinc Ltd.	1,367,220	—
Prepayments	341,139	—

TOTAL CURRENT ASSETS	2,447,746	28,968

EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	3,039,198	5,969,000
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	—
INVESTMENT IN TECHNOLOGY LICENSE	3,925,000	—
PROPERTY AND EQUIPMENT, NET	107,763	3,874

TOTAL ASSETS	9,599,707	6,001,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	3,113,674	1,329,339
Current portion of long term debt	664,810	269,956

TOTAL CURRENT LIABILITIES	3,778,484	1,599,295

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	1,138,993	2,733,255

TOTAL LIABILITIES	4,917,477	4,332,550

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	886,466	—
STOCKHOLDERS’ EQUITY
Class A Common stock, (300,000,000 authorized) issued with a par value of $0.001, 172,878,532 and 114,660,042 shares respectively outstanding	172,878	114,660
Class B Common stock, issued with a par value of $0.001, 102,171 and 103,386 shares respectively	102	103
Additional paid-in capital	21,510,692	12,728,396
Accumulated deficit during the development stage	(17,550,441)	(10,916,398)
Accumulated other comprehensive income (loss)	(337,467)	(257,469)

TOTAL STOCKHOLDERS’ EQUITY	3,795,764	1,669,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	9,599,707	6,001,842

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	890,054	205,414
Exploration	11,843	30,799

TOTAL COSTS AND EXPENSES	901,897	236,213

LOSS FROM OPERATIONS	(901,897)	(236,213)

OTHER INCOME (EXPENSE)
Other income	51,213	4,480
Loss on disposition of investment	(74,468)	—
Minority interest	9,257	—
Interest (expense)	(41,922)	(21,146)

LOSS BEFORE INCOME TAXES	(957,817)	(252,879)
INCOME TAXES	—	—

NET LOSS	(957,817)	(252,879)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0056)	($0.0033)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	170,178,532	76,330,042

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005	March 15, 1995 (Inception) to September 30, 2006
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	3,097,173	1,016,539	9,723,486
Exploration	1,578,985	187,271	5,632,769

TOTAL COSTS AND EXPENSES	4,676,158	1,203,810	15,356,255

LOSS FROM OPERATIONS	(4,676,158)	(1,203,810)	(15,356,255)

OTHER INCOME (EXPENSE)
Loss on equity investment	(698,000)	—	(729,000)
Other income	154,367	16,093	202,289
Loss on disposition of investment	(1,217,272)	—	(1,217,272)
Minority interest	162,066	—	162,066
Interest (expense)	(359,046)	(51,395)	(612,269)

LOSS BEFORE INCOME TAXES	(6,634,043)	(1,239,112)	(17,550,441)
INCOME TAXES	—	—	—

NET LOSS	(6,634,043)	(1,239,112)	(17,550,441)

NET LOSS PER COMMON SHARE:
Basic and diluted	($0.0447)	($0.0168)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	148,476,049	73,751,918

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2006

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

Period From March 1995 (inception) Through September 30, 2006

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through September 30, 2006

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM					(213,249)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	9,446,667	9,447			1,470,753			1,480,200
Conversion of Class B stock into Class A	1,215	1	(1,215)	(1)				—
Issuance of common stock: Exchange for debt	5,549,600	5,549			771,868			777,417
Issuance of common stock: Cash	17,933,333	17,933			2,013,067			2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Net loss for period							(6,634,043)	(6,634,043)
Foreign currency translations	—	—	—	—	—	(79,998)	—	(79,998)

Balance at September 30, 2006	172,878,532	172,878	102,171	102	21,510,692	(337,467)	(17,550,441)	3,795,764

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2006 and 2005

(Unaudited)

	Note	2006	2005	March 15, 1995 (Inception) to September 30, 2006
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(6,634,043)	(1,239,112)	(17,550,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		1,480,200	—	4,472,912
Depreciation and amortization		106,648	9,774	141,246
Loss on disposition of investment		1,217,272	—	1,217,272
Loss on disposal of fixed assets		—	207	207
Loss on equity investment		698,000	—	729,000
Change in minority interest		106,466	—	106,466
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(8,290)	17,294	(31,174)
(Increase) Decrease in prepaid expenses and other assets		(341,139)	147,056	(341,139)
Increase (Decrease) in payables		1,051,874	679,010	4,901,218

NET CASH USED IN OPERATING ACTIVITIES		(2,323,012)	(385,771)	(6,354,433)

CASH FLOWS FROM INVESTING ACTIVITIES
Loans to Zeehan Zinc, Ltd.		(1,120,220)	—	(1,120,220)
Investment in China food brands		(80,001)	—	(80,001)
Purchase of property and equipment		(105,293)	—	(143,972)

NET CASH USED IN INVESTING ACTIVITIES		(1,305,514)	—	(1,344,193)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from issuance of preferred and common shares of subsidiary		780,000	—	780,000
Net proceeds from borrowings		1,600,000	309,091	1,869,956
Proceeds from issuance of shares		2,031,000	—	6,422,838

NET CASH PROVIDED BY FINANCING ACTIVITIES		4,411,000	309,091	8,744,652

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(80,345)	73,065	(337,813)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		702,129	(3,615)	708,213
CASH AND CASH EQUIVALENTS – beginning of period		6,084	5,325	—

CASH AND CASH EQUIVALENTS – end of period		708,213	1,710	708,213

CASH PAID FOR:
Taxes		—	—	—
Interest		10,352	1,337	135,835

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005 (Unaudited)

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

Organization: Empire Energy Corporation International (“EEGC”, “Empire” or “the Group”) was incorporated in Utah on November 10, 1983. EEGC commenced commercial activity in the oil and gas industry on May 17, 1999.

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

The accompanying consolidated financial statements of the Group reflect the historical results of GSLM, and the consolidated results of operations of the Group and GSLM subsequent to the date of acquisition.

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation and minority interests of controlled subsidiaries are recognized in the financial statements.

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment has decreased proportionally to approximately 10.5% as Zeehan has issued additional shares and EEGC has disposed of shares. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations. Due to the reduction in the size of the investment, the Group converted in the third quarter 2006 to accounting for this investment on the cost method. Under this method the investment is carried at cost on a single line on the balance sheet and income will be reported when received or a loss will be reported when an impairment is determined to have occurred.

Going Concern and Liquidity: EEGC is in the development stage, devoting substantially all of its efforts to exploration and raising financing. EEGC has substantially funded its operations with proceeds from the issuance of common stock. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway. However, the Group has yet to generate any significant revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realised.

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Group’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Group.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Group’s key mineral exploration lease.

•	Current liabilities of $3,778,484 and current assets of $2,447,746, including cash or cash equivalents of $708,213 at September 30, 2006.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has mandatory cumulative expenditure requirements of $3,187,937 by 30 September 2005, $4,990,514 by 30 September 2006, $7,854,943 by 30 September 2007, $11,752,575 by 30 September 2008 and $12,832,928 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development. (Expenditure requirements are AUD 4,272,800, AUD 6,688,800, AUD 10,528,000, AUD 15,752,000, and AUD 17,200,000 respectively)

There can be no assurance that the Group will be able to obtain financing on commercially reasonable terms. The continuing viability and its ability to continue as a going concern and to meet its obligations as they fall due is dependent on the Group being successful in raising additional funds. The Group’s inability to raise capital may have a material adverse affect on its financial condition, ability to meet its obligations and operating needs and results of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Group has planned the following activities and the following activities exist to address the above going concern issues.

The directors have reviewed their short-term cash flow requirements and consider that the company has or has access to sufficient funds to meet the financial obligations of the company.

These include:

•	Declarations from key creditors (which represented $1,138,993 of the liabilities as at September 30, 2006) that proceeding to enforce collection of debt will not be undertaken before December 31, 2007 in respect of all relevant debts incurred up to September 30, 2006.

•	The company has obtained equity funding of approximately $2,031,000, convertible debt financing of approximately $1,500,000 and equity financing in a subsidiary of net $780,000 since December 31, 2005 and is negotiating additional funding from these and additional sources. The balance of the convertible debt financing will be due and payable in March 2011.

•	The company has been able to convert a debenture payable as at December 31, 2005 in the face amount of $493,000 to common shares, has converted an additional $839,845 of liabilities to common shares and has paid an additional $1,480,200 in operating expenses by issuing common shares.

The directors have reviewed the cash flow requirements necessary to meet the company’s exploration expenditure commitments and consider that the following actions will ensure that the company has access to sufficient funds.

These include:

•	Registration to increase authorised shares to allow additional acquisitions and fund-raising activities

•	Seeking acquisitions that will provide capital and cash flow

•	Working on refinancing opportunities and using the additional shares to pursue development activities.

•	Entering into negotiations with a number of parties for additional funding.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the year ended 31 December 2005 and 2004 contained an emphasis of matter paragraph regarding the Group’s ability to continue as a going concern. The independent audit report on GSLM’s financial statements for the year ended 30 June 2004 contained an emphasis of matter paragraph regarding the GSLM’s ability to continue as a going concern.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006 and 2005 (Unaudited)

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Group applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Group’s valuation allowance at September, 2006 and 2005 reduces the net deferred tax assets to $0.

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

The notes have been discounted to record the fair value of the included warrants issued, the beneficial conversion feature imbedded in the debenture and the transaction costs. As of September 30, 2006, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discounts will be amortized over the term of the debenture. A summary of the debenture and discounts are as follows:

	2006	2005
	$	$
Debenture payable:
Gross proceeds from notes	1,500,000	—
Less: beneficial conversion feature	(420,181)	—
Less: fair value of included warrants	(416,991)
Less: fair value of stock issued to intermediary	(210,000)	—
Amortization of costs and beneficial conversion feature	102,897	—

Book value of note on September 30, 2006	555,725	—

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.13	March 24, 2009
5,000,000	$0.18	March 24, 2009

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon certain the occurrence of certain events. Registration rights have been granted pursuant to which the Group prepared and filed a registration statement within 120 calendar days of closing.

In July, 2006, the Group issued 833,333 shares of Class A common stock in a cash transaction for total proceeds of $150,000. The Group also issued 3,000,000 shares of Class A common stock valued at $457,616 in partial settlement of debt of a subsidiary and issued 3,566,667 shares of Class A common stock valued at $642,000 to pay for advisory services. The fair value of the shares issued was determined by the value of the services provided and by negotiation with the counterparty.

NOTE 5 – STOCKHOLDERS’ EQUITY

	2006	2005
	No.	No.
Issue of Class A common stock:
	—	—
January to June 2006 conversion of shares from B stock	1,215	—
Shares sold to RAB for cash	17,100,000	—
Shares sold to Libertas for cash	833,333	—
Shares issued in conversion of HEM Debenture	6,222,675	—
Shares issued to settle debt	5,549,600	—
Shares issued to First Global for services	4,380,000	—
Shares issued to Mackay Partnership for services	1,500,000	—
Shares issued to Libertas related to RAB financing	4,065,000	—
Shares issued to Libertas for advisory fee	3,566,667	—
Shares issued to Batega to acquire technology license	15,000,000	—

	58,218,490	—
Issue of Class B Common stock:
January to September 2006 conversion of B shares into A shares	(1,215)	—

	(1,215)	—

NOTE 6 – ACQUISITION OF PACIFIC RIM FOODS, LTD

In March 2006, Empire issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. The shares are a primary asset of Pacific Rim Foods and are intended to be used to acquire operations and facilities. Pacific Rim Foods transferred 1,500,000 of the shares to a management company controlled by a company director as compensation for services. At September 30, 2006, 7,500,000 of the shares remained in the treasury of Pacific Rim Foods and were eliminated in consolidation.

May 2006, Pacific Rim Foods, completed a net $460,000 private placement of their Convertible Preferred Stock. In July 2006 Pacific Rim completed a net $320,000 private placement of their common stock. Proceeds of this fundraising, along with $300,000 provided by Empire, are intended to be used to acquire operations and facilities in China to allow expansion of the intended shelf stable food processing operations. Pacific Rim spent approximately net $340,000 to prepay contracts to purchase product that would be available for processing in summer of 2006, and a combined $80,001 to acquire a 49% ownership interest in Jilin Jimei Foods and acquire an interest in trade names, leases, facilities and licenses. Attached to the sale of common shares, Pacific Rim issued warrants to allow the purchase of 1,000,000 shares of Empire common stock for a period of five years at an exercise price of $0.05 per share.

The Group entered into an agreement on August 2, 2006 with a shareholder of Pacific Rim Foods to allow the Group to acquire and maintain voting control over Pacific Rim Foods, avoid potential Investment Company Act issues and establish and maintain consolidated operations. Equity of shareholders other than Empire, including capital paid to directly acquire preferred and common shares of Pacific Rim, is included on the financial statements as Minority interest on the balance sheet and the change in this minority interest is included in the statement of operations.

NOTE 7 – TECHNOLOGY LICENSE

In June 2006, Empire acquired 100% of Expedia International Limited. This subsidiary entered into an agreement to license and promote certain nano-key technology. Cost of the license agreement was the issuance of fifteen million Empire common shares and transfer of five million Zeehan Zinc shares, valued at a total of $3,925,000. Expedia is negotiating a development agreement with Zeehan Zinc to employ this technology at the mine sites.

NOTE 8- LEGAL

In April 2006, the Group received a statutory demand for $584,478. This amount had been accrued for in full in the December 31, 2005 payables. This demand was settled with a Deed of Release executed by both parties on September 7, 2006 and 3 million shares of Empire common stock were issued in addition to a cash payment of approximately $150,000.

NOTE 9 – SUBSEQUENT EVENTS

In October 2006, the company held in escrow approximately 15.8 million shares of common stock to be used to settle outstanding liabilities.

The Group received a letter from Australian regulators regarding an alleged breach of the Corporations Act 2001 when Empire acquired a 37.5% stake in Zeehan Zinc Ltd. in 2005. In 2006, the Group notified the regulators that it had reduced its interest in Zeehan Zinc below the threshold amount of 20% and is awaiting response.

Zeehan Zinc Ltd, in which Empire has a 10.5 per cent interest currently, owns significant zinc and lead ore mining concessions in Tasmania. Advised by Libertas Capital Corporate Finance Limited, good progress is being made toward a listing on the AIM market in the UK before the end of 2006. Pursuant to the listing, Zeehan Zinc intends to raise up to AUD$18 million to provide the investment and working capital necessary to bring the mine into full scale commercial production by the second half of 2007.

A Registration Statement Form SB-2 FOR Empire Energy, which was filed on the 18th of September 2006, was declared effective by the Securities and Exchange Commission on the 29th of September 2006. The document details the current position of the businesses and investments of Empire.

The Group is currently in negotiations for the use of a drill rig which will be available to begin a drilling program the first quarter of 2007. In addition, discussions are underway to provide funding for this program.

In November 2006, Zeehan Zinc repaid the loan from Empire to Zeehan Zinc Limited in the amount of AUD$1,666,773.

On October 30, 2006 Cyber Finance Group Limited sold 64,000 shares of Zeehan Zinc, for working capital, reducing the Cyber ownership percentage of Zeehan Zinc to 10.5%.

Empire and GSLM entered into a financing arrangement in November 2006 which is intended to provide the necessary funds for additional seismic work and a fourteen well drilling program on its Special Exploration License (SEL) 13/98 in Tasmania commencing in 2007. Initially, a $4 million US note will be issued by GSLM to Wind City with attendant warrants issued by Empire that could provide $12 million US to Empire if the warrants are subsequently exercised. Accordingly, GSLM has entered into an agreement at a gross cost of approximately $3,300,000 to acquire additional seismic survey on SEL 13/98, and has made an initial deposit of appropriately $300,000 on this work. In addition, Wind City has purchased a new state of the art Speedstar 185K 8-10,000 foot oil and gas drill rig for the drilling program. This drill rig is expected to be shipped immediately to Tasmania from the United States when it is completed.

In November 2006, based on seismic data acquired, Empire applied for a new Special Exploration License covering 10,000 Sq. kilometers to the east of SEL 13/98 with the intention of drilling several exploration wells later next year. No response has been received to date from this application.

In November 2006, GSLM received a letter from the Premier of Tasmania stating an intent to revoke SEL 13/98 based on their impression of the Company’s lack of compliance with the expenditure requirements of the license. The Company believes we are compliant with the terms of the license and are we continuing to invest in the property. We have responded to the letter aggressively and will continue to do so. Cancellation of the license would be a significant loss to GSLM and Empire and may impair our ability to raise funds, however we are responding aggressively and believe that our appeal will be upheld.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

Our twelve-month plan of operation

We currently have three active wholly-owned subsidiaries, GSLM, Cyber-Finance Limited and Expedia International, Ltd, and own 47% of Pacific Rim Foods, Ltd. GSLM undertakes all of our Tasmanian operations. Cyber holds a 10.5% stake in Zeehan Zinc and Expedia holds our license for the nano-key ball mill technologies. Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry and is consolidated in our financial statements because of a voting agreement that establishes our control over the subsidiary.

The terms of the GSLM lease SEL 13/98 set by Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources (DIER), require the company to expend no less than AUD $17,200,000 on exploration and development in scheduled increments over five years. As discussed more fully below, we have recently received proceeds from a financing of $3.4 million that haves funded the initial AUD $400,000 prepayment made to Terrex Seismic on October 1, 2006 and further funding equity has been identified that we expect to cover the balance of the survey costs. This investment complies with our expenditure obligations through the second quarter of 2006.

During the first quarter of 2006, the Group raised approximately $3.4 million by issuing common shares, Class A and Class B warrants and a convertible debenture in the amount of $1.5 million. Proceeds were used to repay a short-term promissory note in the amount of $1 million without interest, make a substantial deposit on the surveys by Terrex over our oil and gas license in Tasmania, purchase certain inventory for our Pacific Rim Foods subsidiary, extend a loan to Zeehan Zinc and for other general corporate purposes. We will need approximately an additional $3.0 million for Terrex to complete the seismic survey, which will be payable early in the fourth quarter of this year. Once the survey has been completed, it is our intent to commence drilling our first exploratory well at Lachish No. 1, assuming the seismic survey confirms our geologic information. The Group intends calling on MR Associates to engage in a joint venture with respect to this well, and we have commenced negotiations with our contacts in China for further exploration joint ventures which joint ventures we believe may be consummated before the end of 2006. The seismic survey is expected to continue through the first half of 2007 and our drilling campaign will trail the seismic, however we hope to drill our exploratory wells during the first half of 2007 in coordination with the completion of the seismic work.

In November 2006, the Group entered into a financing arrangement with Wind City, Inc, a Delaware Corporation, which is intended to provide the necessary funds for additional seismic work and a fourteen well drilling program on its Special Exploration License (SEL) 13/98 in Tasmania commencing in 2007. Upon completion of final documentation, an initial $4 million note will be issued by GSLM to Wind City with attendant warrants issued by Empire that could provide $12 million to Empire if the warrants are subsequently exercised.

Wind City has purchased a new state of the art Speedstar 185K 8-10,000 foot oil and gas drill rig for the drilling program. This drill rig is expected to be shipped immediately to Tasmania from the United States when it is completed. The rig was ordered over one year ago and has been delayed due to increased demand for oil field equipment over the past few years. GSLM will have an option to purchase the drill rig at a pre-determined price as part of the over all agreement with Wind City.

Empire/GSLM had planned to commence drilling in August of 2006, however delays in the issuance of the necessary licenses by the Australian Government as well as delay in shipment of the drill rig have caused the schedule to be moved back. We now have identified and obtained the necessary licenses for a number of sites and plan to begin drilling in early 2007.

In total, Empire and its seismic contractor, West-Australian based Terrex Seismic, have completed 810 line kilometers of 2D seismic to date including 150 line kilometers acquired earlier this year before adverse weather conditions caused suspension of the work. An additional 700 line kilometers of seismic data will be completed under the current program bringing the total expenditure for seismic work this year to $4.7 million.

With respect to our Pacific Rim Foods Ltd. subsidiary, we acquired our initial 51% interest in this entity by way of issuing 9,000,000 shares of our common stock to Pacific Rim Foods Ltd. in exchange for that interest. Pacific Rim is controlled by Mr. Tad Ballantyne, a director of Empire, who has been principally engaged in the food processing industry during a substantial part of his career. Mr. Ballantyne has substantial contacts in China and has negotiated on behalf of Pacific Rim the acquisition of the brand name “Jimei” for $80,000, a 49% ownership interest and an option to purchase Jilin Jimei Foods, Ltd for $1 and negotiated a $340,000 inventory purchase agreement with Jilin Jimei Foods Ltd to provide us with inventory pending the next crop harvest. Our ownership in Pacific Rim has been diluted to 47% as a result of additional sales of its common stock but it remains part of our consolidated group because of a voting agreement with other shareholders that maintains Empire’s voting control.

During the final quarter of 2006, Pacific Rim plans to close on the purchase of an existing food processing plant and the lease of a second plant in China, which should permit it to commence full operations. Pacific Rim has also entered into a letter of understanding to acquire Jilin Jimei Foods Ltd as part of the Chinese privatization process and expect to complete the acquisition during the fourth quarter if we become comfortable as to the terms. In order to get to an operational state, Pacific Rim raised net $460,000 (US) in a private placement of convertible preferred stock and raised an additional net $320,000 in a private placement of its common stock with attached warrants. As a result of this money raise, we do not believe Pacific Rim Foods need any additional funds prior to becoming fully operational.

We have entered into a letter of understanding with Libertas Capital, a London-based investment banking firm, to assist us in financing opening of the mining operations and infrastructure necessary to commence operations on the tenements leased by Zeehan Zinc. Libertas has also agreed to float up to 40% of Zeehan Zinc on the London Exchange Alternative Investment Market (AIM). During the balance of the fourth quarter of 2006, Zeehan Zinc expects to raise and expend approximately $18 million for infrastructure, completion of the gravity plant, upgrading of the crushing mill, building of access roads, completing environmental planning and design for the access roads, and the design and planning of a tailings dam and test pits as well as increasing staff by approximately thirty. The majority of these funds are expected to come from the capital-raising efforts being negotiated with Libertas Capital. During the second quarter of 2006, we were able to finish the gravity plant and mill upgrade, to complete planning for the installation of a floatation plant and finish our exploratory drilling program and gravity surveys necessary pursuant to our lease obligations to the DIER.

Part of these expenditures will be used for setting up the nano-key ball mill which will be used to liquefy the ore extracted from the mines which is a more environmentally friendly method of separating valuable metals from ore and also permits the manufacture of building materials from the balance of the ore materials. During the fourth quarter, we intend on setting up the initial trial of the nano-key ball mill. During that same quarter, we expect Zeehan Zinc to commence mining operations through open pit development. At the present time, management of Zeehan Zinc believes that it should be able to commence production of ore concentrates for shipment to its smelter during the first quarter of 2007, however, Zeehan management does not expect that the Company, will be generating revenue until the second quarter of 2007.

Through our new subsidiary, Expedia, we obtained an exclusive license for the nano-key ball mill technology. While this technology is currently being developed for use on Zeehan Zinc properties, management believes it has several other significant markets which we plan to develop commencing in approximately the first quarter of 2007. These technologies include the building materials discussed in the preceding paragraph and also the production of ink products.

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

During the nine months ended September 30, 2006, the combined Group generated no revenue. The combined Group generated a loss of $6,634,043 by incurring general & administrative expenses of $3,097,173, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence, pursue funding and pursue the GSLM exploration activities and Zeehan development activities. In addition, the company reported operating losses of $698,000 from its investment in Zeehan Zinc and incurred a loss of $1,217,272 from the disposition of a portion of that investment to reduce its investment below twenty percent. To accomplish this reduction, the Group exchanged five million shares of its Zeehan Zinc common stock and issued fifteen million shares of Empire common stock to acquire the nano-key ball mill technology license. A loss was recorded on the transfer of the Zeehan shares. The Group also reported in 2006 an adjustment of $162,066 to record the net effect of Pacific Rim Foods Ltd that is included in these consolidated financial statements but is owned by other parties. During the nine months ended September 30, 2005, the Group (then GSLM alone for the first three months) also generated no revenue. The Group generated a loss of $1,239,112 primarily by incurring $1,016,539 from general and administrative expenses while pursuing and completing the merger of GSLM and EEGC.

Liquidity and Capital Resources

On September 30, 2006, the Group had $708,213 in cash, $340,000 in prepayments of food production costs, $31,174 in receivables and $3,778,484 in current liabilities. The liabilities include approximately $500,000 in convertible debentures and the remainder substantially in trade payables and accrued expenses. Net cash used in operating activities for the nine months ended September, 30, 2006 was $2,323,012 compared to $385,771 for the nine months ended September 30, 2005, substantially exploration and seismic expenditures. Cash used in investing activities during the nine months ended September 30, 2006 was $1,305,514 substantially loans to Zeehan and acquisition of China properties. No cash was used in investing activities for the nine months ended September 30, 2005. Net cash provided by financing activities was $1,500,000 from sale of convertible debentures, $2,031,000 from sale of common stock and $780,000 net proceeds from sale of common stock and convertible preferred stock of the Pacific Rim subsidiary during the nine months ended September 30, 2006. Net cash of $309,091 was provided by financing activities during the nine months ended September 30, 2005. Additional financing will be needed to develop the license property and pursue the company’s business plan.

In November 2006, the Group entered into a financing arrangement with Wind City, Inc, a Delaware Corporation, which is intended to provide the necessary funds for additional seismic work and a fourteen well drilling program on its Special Exploration License (SEL) 13/98 in Tasmania commencing in 2007. Upon completion of final documentation, an initial $4 million note will be issued by GSLM to Wind City with attendant warrants issued by Empire that could provide $12 million to Empire if the warrants are subsequently exercised.

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

Empire Energy Corporation International

November 20, 2006	By:	/s/ Malcolm Bendall
Malcolm Bendall
Chief Executive Officer
Chief Financial Officer