Form 10KSB
period 2006-12-31
EMPIRE ENERGY CORP
filed 2007-04-17
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Name of small business issuer in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16801 West 116th Street, Suite 100 Lenexa, Kansas	66219
(Address of principal executive officers)	(Zip Code)

Issuer’s telephone number: (913) 469-5615

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value	Class B Common Stock, $.001 par value
(Title of Class)	(Title of Class)

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2006 were $ -0-.

The aggregate market value of the 146,881,921 outstanding voting and non-voting common stock held by non-affiliates of the issuer was $25,704,350 as of March 30, 2007. The stock price for computation purposes was $0.14 per share which was the closing price on March 30, 2007, the last reported sale price for our common stock. The issuer had 206,378,921 shares of its Class A Common Stock issued and 198,878,921 shares outstanding, 101,782 shares of its Class B Common Stock issued and outstanding, and 101,782 shares of paired convertible Exchangeco shares issued and outstanding as of March 30, 2007, the latest practicable date before the filing of this report.

PART I

Item 1.	Description of Business.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia via our wholly-owned subsidiary Great South Land Minerals Limited. Empire in its present form began in April 2005, when it acquired via reverse merger the Tasmanian company, Great South Land Minerals Limited, then a publicly held Australian company. Prior to the acquisition, we had divested ourselves of all assets and most liabilities and had been seeking opportunities in the oil and gas sector which our board felt were best met by the merger with Great South Land Minerals Limited.

We are still in the exploration stages and have not yet produced any natural resources or revenues. As an exploration company without proven reserves, we cannot guarantee we ever will earn revenues or pay dividends. A description of our leaseholds where we have exclusive rights to explore for gas, oil and helium is set out in the section “Description of Properties” below. At present we are primarily fund-raising to continue the exploration of our leasehold tenement and have diversified our business slightly to facilitate financing opportunities. We view our investment of over AUD $33 million (refer Table 3 and rider) on the Tasmania Basin in developing our current database, built over 30 years of study, as the company’s real key asset. This expenditure includes over AUD$10 million in seismic, gravity, magnetic, geochemical and geophysical compilations and several independent expert reports. These reports indicate the potential of over 3 billion barrels of oil equivalent being recoverable in the geological structures onshore Tasmania.

After the acquisition of Great South Land Minerals Limited, we expanded our business activities to include an interest in Zeehan Zinc Limited a base metal and precious metal mining concern located near Tasmanian oil operations. We indirectly acquired 37.5% of the then issued and outstanding shares in November 2005. Zeehan Zinc Limited has since issued equity in consideration for cancellation of outstanding debt, and we have sold some shares on the market and have transferred part of the holding in Zeehan Zinc Limited to Batego Limited, pursuant to an agreement described below under the caption “Nanokey Ball Mill Technology” to exploit technology of Batego Limited relevant to the mining industry, which issue and transfer have combined to dilute our indirect share ownership in Zeehan Zinc Limited to 2%. We had a letter of intent to acquire all outstanding shares of Zeehan Zinc Limited by offering shares of our Class A common stock as consideration, but subsequent market events, namely the substantial increase in the value of the Zeehan Zinc Limited shares, and the capital fund-raising needs of Zeehan Zinc Limited, have made such an offer commercially non-viable. On March 06, 2007 Zeehan Zinc Limited was successfully listed on the Alternative Investment Market in London, raising at total of GBP 9 million, approximately US $18 million, for an equity dilution of about 35%. Due to the effect on transaction viability caused by intervening events, we view the letter of intent as having expired.

By means of a voting agreement, have a controlling interest (51%) in Pacific Rim Foods Limited. Libertas Capital Group Finance Limited, our Nominated Advisor (Nomad) and Broker, who we have entered into an agreement with on April 1, 2007 currently has a suitable public shell that we potentially may roll Pacific Rim Foods Limited into, therefore potentially given the option of Empire to liquefy it’s position in Pacific Rim Foods, for the purpose of financing the oil and exploration project if necessary. We also have a wholly-owned subsidiary, Expedia International Limited, but, although management sees each as important in the future, neither is presently material to our business.

To date, Great South Land Minerals Limited has not yet produced any revenues. Great South Land Minerals Limited is in the exploratory stages, although we believe the license area shows the potential for economically exploitable reserves. We may present, subject to market and other conditions, through a dual listing which may be completed by Libertas Capital in London, under our agreement, the company to the Alternative Investment Market this year. This may be through a dual listing which is to be completed by Libertas Capital, our Nominated Advisor (Nomad) in London. In the last three years, Zeehan Zinc Limited has not generated any revenues, however, Zeehan Zinc Limited expects to commence generating revenue in the second quarter of 2007.

Background

Empire

Empire is headquartered in Lenexa, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah. We are a reporting company under the Securities Exchange Act of 1934 whose common shares trade on the OTC bulletin board under ticker symbol EEGC.

Empire was incorporated in November of 1983 in the state of Utah under the name Medivest, Inc. Medivest engaged in various business enterprises and eventually filed for protection under the bankruptcy laws. Medivest emerged from bankruptcy and had its corporate charter reinstated in 1995 but remained inactive until 1999 when Peterson & Sons Holding Company acquired control by purchasing a majority of the then outstanding shares of Medivest from the majority shareholder and the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation.

In November 2000, Empire acquired a working interest in a natural gas field in Texas. On 29 June 2001, Empire acquired Commonwealth Energy Corporation, a Canadian company primarily engaged in the acquisition and exploration of petroleum and natural gas properties in the United States. Commonwealth Energy Corporation had two wholly owned subsidiaries, Blue Mountain Resources Inc. and Commonwealth Energy (USA) Inc. with production and/or prospects located in the states of Oklahoma, Texas and Wyoming.

During 2001 and 2002, Empire experienced liquidity problems related to the Commonwealth merger cost being more than expected and the cost associated with the unsuccessful attempt to establish economic production from the Bedsole No. 1 well in Leon County Texas. As a result, during 2002, Empire sold its interest in the Bedsole Unit, the Parker County, Texas properties and the Tennessee production to partially pay liabilities. Empire sold the Coleman County, Texas properties in 2003. In preparation for the acquisition of Great South Land Minerals Limited, the interest in a prior project was transferred to shareholders of Empire in 2004. The two subsidiaries were sold in March 2004 along with all remaining assets of Empire in exchange for assumption of all liabilities of the corporation.

To assist in the financing of Great South Land Minerals Limited and its acquisition, on July 2, 2004, Empire merged with Bob Owen & Company, Inc., a Kansas corporation. As a result of the merger, Bob Owen & Co. became a wholly-owned subsidiary of Empire, all outstanding shares of Bob Owen & Co., capital stock held by its sole stockholder were converted into 100,000 shares of Empire common stock and Empire assumed primary obligation under a Convertible Debenture Purchase Agreement dated as of July 2, 2004 by and between Bob Owen & Co., and HEM Mutual Assurance LLC, an accredited investor located in Minneapolis, Minnesota, pursuant to which Bob Owen & Co., sold and issued convertible debentures to HEM (now converted) in an aggregate principal amount of $500,000. Those debentures converted into a total of 6,925,000 shares of Empire common stock from July 2004 until February 2006 when the last debentures converted.

In April 2005, we concluded an exchange offer for all of the issued and outstanding shares of Great South Land Minerals Limited. We acquired 100% control of Great South Land Minerals Limited in July of that year in exchange for 62,426,782 shares of our common stock.

On August 17, 2005, the Company’s shareholders approved a resolution increasing the authorized shares of common stock from 100 million to 300 million shares.

Great South Land Minerals Limited

During 1995 Great South Land Minerals Proprietary Limited was incorporated in Australia to acquire the assets and licenses of a predecessor company as well as two further licenses, all in Tasmania. Over the period 1995 to 1998 it undertook further collaborative studies and appointed independent consultants to undertake various reviews. In March 1998 Great South Land Minerals Proprietary Limited changed from a private to a public company, Great South Land Minerals Limited, by way of a Special Resolution approved by shareholders. In 1999, Great South Land Minerals Limited acquired rights to the largest onshore petroleum license in Australia, Special Exploration License 13/98, initially comprising 30,356 square kilometers (74.9 million acres) and covering the whole Tasmania Basin. In settlement of prior dispute, Great South Land Minerals Limited transferred rights to explore for coal-bed methane to an unaffiliated third party.

In 2001, the Australian Federal Government, through the Australian Research Grants Scheme awarded the University of Tasmania and Great South Land Minerals Limited an AUD $417,000 (USD $329,128) Research and Development grant to study the petroleum systems in Tasmania. This grant is enabling a team of university and Great South Land Minerals Limited geoscientists to develop a computer model for the geological, tectonic and fluid flow evolution of central Tasmania for the last 500 million years. The grant was supported by an AUD $268,000 (USD $211,532) payment from Great South Land Minerals Limited.

In 2000, Great South Land Minerals Limited undertook the first major regional seismic survey to be carried out onshore Tasmania, completing in 2001. It is the director’s understanding that the 660 kilometer line survey, coupled with prior studies established that large geological structures, with the potential to be petroleum traps, exist south of Launceston in northern Tasmania and under the Central Highlands.

Great South Land Minerals Limited and its predecessor companies have researched the potential for oil and gas discovery and have shown the Tasmania Basin as being similar in geological terms to major oil producing regions such as Oman and the Cooper Basin. Tests by these companies have also demonstrated, and five independent consulting petroleum geologists have confirmed, that the Tasmania Basin is prospective for oil, hydrocarbon gases and helium.

Operations

As of the date of this prospectus, Empire has two administrative employees. Contracted management and professional services were rendered by John Garrison (Director) and Malcolm Bendall (Principal/CEO) during the period.

Great South Land Minerals Limited employed 10 Management, Administration, Geological & contracted part-time staff in addition to the contracted management and technical services of Mr. Malcolm Bendall (Chairman).

For the purposes of disclosure within this report, Zeehan Zinc Limited through its subsidiary operation, Oceania Tasmania Pty Ltd, employed 14 persons in 2006, including a senior full-time Geologist. The contracted management services were provided by Mr. David Tanner (ex-Director) and Dr. Clive Burrett (Geologist/Director). Exploration and development activities commission industry specialized in contracted services by the companies from time to time.

Australian law and regulation of our industries

Great South Land Minerals Limited operations are under the operational jurisdiction of Mineral Resources Tasmania, a state government body assigned to govern mining and resource development within the State of Tasmania, Australia. Various pieces of legislation govern administration of natural resources businesses such as Great South Land Minerals Limited, including The Mineral Resources Development Act, 1995, which provides for the development of mineral resources consistent with sound economic and environmental land use under Australian law.

Environmental controls are imposed within the provisions of the Environmental Management and Pollution Control Act 1994 which has as its fundamental basis the prevention, reduction and remediation of environmental harm, including environmental nuisance and its adverse effect on the environment. Permits are issued in accordance with Land Use Planning and Approvals Act 1993 in respect of proposed use or development affecting the leased land.

Great South Land Minerals Limited uses bonds to ensure that sites are adequately rehabilitated so that there are no remaining environmental or safety hazards requiring remediation in the event of failure of the respective company to carry out site remediation obligations and is consistent with other Australian jurisdictions. Great South Land Minerals Limited has a guarantee and bond in the amount of AUD $75,000 (USD $59,198).

Our strategy

The exploration objective of Great South Land Minerals Limited is to discover commercial quantities of oil and gas on onshore Tasmania. Great South Land Minerals Limited’s current exploration strategy is based on an extensive gravity, seismic and drilling program, involving the acquisition of up to 2,000 line kilometers of seismic data, and is designed to:

•	Improve the definition of currently identified world class anticlines (domes) and other suitable reservoir structures;

•	determine the extent of the two petroleum systems that have been outlined within the Special Exploration License 13/98 leasehold;

•	define more potential petroleum targets; and

•	Test existing potential targets already defined through a drilling program.

On the basis of research carried out mainly in the last five years, three petroleum systems have been identified onshore Tasmania: a Precambrian Petroleum System, Ordovician Early Devonian Larapintine System within the Wurawina Supergroup below the Tasmania Basin and a Permo-Triassic Gondwana System within the Parmeener Supergroup of the Tasmania Basin.

The mainly type 1 Kerogen oil prone Gondwona Petroleum System is considered more prospective than the mainly gas prone Larapintine Petroleum System. Maturation of the Gondwana Petroleum System as measured by conodont colour alternation in the Gordon Limestone and direct geochemical analaysis increases towards the south of the basin, being under mature in the north to possibly over mature for oil in the south, whereas reservoir quality increases towards to north. Faulting is much more intense in the southern half than in the northern half of the basin, thereby reducing trap size and increasing the risk of seal breaching. Additionally, the centre of the basin has not been uplifted to the extent of areas in the Central Highlands and in the south. Great South Land Minerals Limited therefore proposes an exploration program that concentrates seismic exploration in the central parts of the Tasmania Basin and also explores the potential of the Larapintine Petroleum System under the Central Highlands.

To date, Great South Land Minerals Limited has not drilled seismically defined targets and the Company aims to define accurately as many targets as possible before drilling exploration wells. Stratigraphic wells may be drilled in order to increase geological and petrophysical knowledge of what is still a frontier basin. The results of the AUD $4.4 million seismic survey currently being undertaken by Terrex Seismic and described below should help to define prospects and assist in determining exact drill locations. We have received regulatory approval to drill our first four exploratory wells, which we expect to begin work during 2007, subject to further approvals and resources, we intend to drill all 14 structures so far defined as soon as practical. We are also simultaneously pursuing joint venture opportunities to determine whether such ventures might provide commercially acceptable parallel routes for exploiting the potential of the Special Exploration License. We have also commissioned RPS Energy to complete a competent persons report for our intended capital raising.

Recent Developments

Great South Land Minerals Limited

On September 28, 2005, Great South Land Minerals Limited signed a seismic services agreement with Terrex Seismic Pty Ltd., an Australian company specializing in seismic survey work. Under the terms of the agreement, Terrex, may provide up to 1150 line kilometers of 2D seismic, spread throughout Special Exploration License 13/98.

The Terrex budget described below had been initially planned to commence in 2005, but was delayed due to unavailability of seismic equipment, due to the increase in global oil prices and subsequent demand on limited equipment and resources in Australia. The budget, including the Seismic contract work described above and expenditure meeting the license conditions (refer Table 3 and rider), has exceeded the license conditions (over a five year term) as at December 31 at AUD $26,985,913.(US $21,291,885).

Table 1

Claimed annual exploration expenditure meeting license conditions period January 1, 2006 to December 31, 2006

(all numbers in Australian dollars)

Activity	Q1 ‘06 actual	Q2 ‘06 actual	Q3 ‘06 actual	Q4 ‘06 actual
Geology & Geochemistry
Geophysics – Ground (Seismic)	2,055,963	25,913	48,979	4,036,567
Feasibility Studies		6,054	36,300
Drilling / Gridding	13,500	14,100	15,958	49,073
Other	27,775.07	89,809	130,051	1,923,301
Administration	209,723.78	13,588	23,129	76,346
Quarterly Total	2,306,961	149,464	254,416	6,085,077
Annual Total				8,795,918

The following major projects & developments commenced in late 2006-early 2007:

•

A major seismic program covering Central and Eastern Tasmania managed by Terrex Seismic of Perth, Western Australia has begun. The seismic trucks arrived in Tasmania on the 19 March 2007. Pegging of these lines by Adelaide surveying company Dynamic Satellite Survey, began in March 2007 and should continue until April 2007. Environmental surveys have been completed on the lines in the Central Highlands and landowner approvals have been obtained. A further environmental survey has been completed on seismic lines in the Midlands of Tasmania. As at Monday April 16 2007, over 200 kilometers of seismic data have been obtained.

•

Great South Land Minerals Limited has purchased, modified and establishment a new petroleum drill-rig which is scheduled to drill 14 holes during 2007 and 2008. Great South Land Minerals Limited has also completed environmental, threatened species, archaeological, cultural, hydrological, acoustic and fire-risk assessments of its first four potential drill sites, and have obtained provisional land-owner approval;

•

A major synthesis of all previous work as part of a basin analysis study of onshore Tasmania by RPS Energy Perth Western Australia is ongoing, with the intent to produce a Competent Persons Report for capital raising purposes.

•	Geochemical studies of oil shows from western and southern Tasmania by Geotechnical Services of Perth Western Australia is ongoing;

•	A major gravity survey of the Central Highlands of Tasmania by Solo Geophysics of Adelaide is continuing.

•	Planning and tendering for an aerial magnetic survey of Central Tasmania has been started.

•

An ongoing study has commenced of the geology and geophysics of Central Tasmania by Dr David Leaman, of Leaman Geophysics, with the first initial report being received, and the current Gravity and Seismic results should be collated for the next interim report;

•	Re-processing of seismic lines shot in 2001 by Fugro Seismic Imaging of Perth has been completed;

•	The completion in 2007 of two Great South Land Minerals Limited Federal Government sponsored PhD theses at the University of Tasmania on the petroleum geology of onshore Tasmania is expected.

•	The seismic and drilling programs are planned to be ongoing subject to logistical and weather restrictions

•

Great South Land Minerals Limited has moved into new offices at Level 1, 199 Macquarie Street Hobart Tasmania and has refurbished the previous suite of offices at level 3, 65 Murray Street Hobart Tasmania as a Seismic centre for seismic & GIS personnel and equipment.

•	The purchase of state-of the art seismic interpretation software (kingdom Suite) for use on high- end computers which have been installed at our refurbished Murray Street offices.

•	We have recruited eleven new staff members, including four geoscientists, bringing our staff numbers to fourteen.

•

Great South Land Minerals Limited has spent in excess of AUD $50,000 (USD $39,465) on sophisticated GIS, seismic data analysis and interpretation hardware and software, contributed over AUD $100,000 (USD $78,930) to the University of Tasmania for data acquisition, teaching and research programs in Geology, acquired vehicles, put over 40 seismic crew and 4 seismic trucks to work for the 2007 campaign and will shortly commence its drilling program with up to 3, 5 to 7 member crews. All this has required, food, accommodation, fuel, rig and equipment storage, insurance, certification and a host of other services, many of which will be in demand over at least the remaining term of the lease.

Great South Land Minerals Limited is totally committed to an expansive and aggressive exploration program throughout Special Exploration License 13/98. Prior to this time, it has been difficult to undertake a petroleum drilling program in Tasmania due to a general shortage of petroleum drill-rigs in Australia. We intend to drill numerous suitable targets defined on our 2001, 2006 and 2007 seismic programs. However, given the large number of reports for each drill hole and the general regularity environment, it takes much longer to obtain permission to drill a hole than to actually drill the hole with our new rig.

On March 24, 2006, we completed a financing transaction wherein, in exchange for $1,881,000 in cash, we issued to RAB Special Situations (Master) Fund Limited, a British investment fund, 17,100,000 shares of Class A Common Stock at a price of $0.11 per share as well as warrants to purchase a further 8,550,000 shares at an exercise price of $0.13 and signed a $1.5 million 6% debenture due March 14, 2008 and convertible at the holder’s discretion at a conversion price of $0.18 (subject to certain adjustments) coupled with warrants to acquire an additional 5,000,000 shares at $0.18 per share. The warrants expire three years after the closing of the transaction. The convertible debenture, Class A Warrants and Class B Warrants have restrictions on conversion or exercise such that the holder’s beneficial ownership interest may not exceed 9.99% of Empire’s issued and outstanding voting securities at the time of any conversion or exercise. The offer and sale were conducted in reliance on the exemption to registration provided by Regulation S with a covenant to register the offered shares and the shares underlying the warrants within 120 days. The shares were registered as required. Proceeds from the offering were used to progress operations in Tasmania and for general corporate purposes. Libertas Capital assisted as Empire’s financial adviser in the transaction and received in consideration for its services 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable).

On January 5, 2007, the Company and its wholly owned subsidiaries Great South Land Minerals Limited and Cyber Finance Group Limited closed a financing transaction with Wind City Inc., a Delaware corporation, pursuant to which we issued warrants in two tranches and Great South Land Minerals Limited issued a floating rate note, each as detailed below, and Wind City Inc. loaned $4,000,000 to Great South Land Minerals Limited. Great South Land Minerals Limited used the proceeds from the loan to pre-pay seismic services by Terrex Seismic, to purchase a new mobile oil drill rig and to pay certain costs of closing. Under the terms of the note and warrant purchase agreement, (i) Wind City Inc. acquired a warrant to acquire 26,666,667 shares of the Company’s class A common stock and a second warrant to acquire 33,333,333 shares of the Company’s class B common stock, exercisable in each case prior to November 30, 2007 at a price of $0.15; and (ii) Wind City Inc. acquired a floating rate note issued by Great South Land

Minerals Limited. If the floating rate note is still outstanding at the time of exercise of the warrant relating to the 26,666,667 shares, the note may be tendered as consideration for the shares in lieu of cash payment. The Note carries interest at 4% over the prime rate and is repayable on or before May 31, 2008. After exercise of either warrant, we must within thirty days file with the Securities and Exchange Commission a registration statement with respect to the issued shares of common stock underlying the warrant. In a separate guarantee agreement, we guaranteed payment of all amounts owing by Great South Land Minerals Limited under the floating rate note. The purchase agreement permits Wind City Inc. to name one member to the registrant’s board of directors for so long as Wind City Inc., its affiliates and funds managed by Wind City Inc. or its affiliates hold in the aggregate at least 10% of the registrant’s common stock.

As additional security, the Company’s wholly-owned subsidiary Cyber Finance Group Limited granted Wind City Inc. a security interest in Cyber Finance Group Limited’s 7,281,407 ordinary shares of Zeehan Zinc Limited, an Australian zinc mining company. The security interest allows direct enforcement by the mortgagee in the event of default as well as restricting transfer of, sale of and encumbrances over the collateral except in certain limited circumstances. Wind City Inc. granted to Cyber Finance Group Limited a put option to require Wind City Inc. to purchase 4,500,000 of Cyber Finance Group Limited’s ordinary shares of Zeehan Zinc Limited at a price of US $1.00 per share. This option was exercised in January of 2007.

On April 1, 2007 Empire Energy Corporation International entered into an agreement with Libertas Capital Group Plc, through its subsidiary companies, Libertas Capital Corporate Finance Limited and Libertas Capital Securities Limited, to provide corporate finance advice and broking services in relation to an introduction of the oil and gas assets currently held by Empire Energy Corporation International to trading on the Alternative Investment Market and fundraising. It is anticipated we may raise up to at least US$10 million through this process which has now started.

Pacific Rim Foods

On March 10, 2006, we acquired 51% of the then-issued voting securities of Pacific Rim Foods Ltd., a Mauritius corporation, in exchange for 9,000,000 shares of our Class A common stock. We have also provided Pacific Rim with US $300,000 as an inter-company loan maturing in two years. Pacific Rim seeks to build a branded shelf stable food business in the Asia Pacific Rim market, initially focusing on China. Pacific Rim’s target capacity is eight processing plants, which would operate at 80% of capacity permitting an estimated target production of 20,000,000 cases of shelf stable food items.

Pacific Rim Foods Ltd. reviewed in late 2004 and early 2007, the Jilin Jimei Foods Ltd. 2006 China audited results in determining whether to proceed with its 49% acquisition for $1.00, to offer to acquire additional ownership or to structure the acquisition through a wholly owned foreign enterprise. Pacific Rim acquired in March 2004 an interest in Jin Jimei Foods Limited, which provided Pacific Rim with access to one plant operating at 10% capacity. The preliminary China audited results of Jilin Jimei Foods Ltd., which also include the Liaoning Province leased operation, are summarized as follows:

	2006	2005
	(RMB Yuan)
Revenues	28,573,618	17,604,254
Profit from operations	3,279,108	(645,301)
Profit before tax	1,999,727	(2,120,486)
Net profit for the year	1,382,882	(1,721,189)
EBITDA	4,838,576

Pacific Rim Foods Ltd. decided after reviewing the accounts of Jilin Jimei Foods Ltd., that senior management needed to run the Liaoning facility and to change the lease to a co-pack arrangement. Under this arrangement the senior management of Jilin Jimei Foods Ltd. may only have to provide quality control oversight and certain limited assistance in over seeing the quality of the Jimei brand that the facility may produce. Pacific Rim Foods Ltd. is also looking to have its brand review additional co-pack facilities. This arrangement may allow Jilin Jimei Foods Ltd. senior management to oversee multiple facilities from a quality control standpoint without having to manage day to day operations. Pacific Rim anticipate that the Changchun plant may expand certain capacity also in 2007.

The initial facilities have previously been utilized as seasonal sweet corn processing facilities and as such have been limited to operating only a few months during the year. Pacific Rim seeks to manage the business to diversify the processing into non-seasonal canned goods which may allow year-round utilization of the facilities. Pacific Rim also seeks to make six additional facility acquisitions that diversify the growing regions for its raw materials. While the legal structure of the first two facilities have been in the form of a minority ownership and a lease arrangement, Pacific Rim has indicated it anticipates that it may be able to form a wholly owned foreign enterprise, a requirement under Chinese law, to make additional acquisitions in the future. Presently Pacific Rim has been using the management of Jilin Jimei Foods Ltd. to manage the Chinese operations and Pacific Rim believes this may continue in the near term. Pacific Rim anticipates that it may operate in both the agricultural and canning side of the shelf stable food business and that its anticipated target acquisitions may also include both expansion of agricultural acreage and canning capacity.

In addition, Pacific Rim anticipates it can continue to acquire and expand shelf stable brands. During the second quarter of 2006, we determined to brand a lower price label in the sweet corn category and also to initiate brand expansion of the Jimei brand into other vegetable category items. Both these initiatives commenced production in 2006.

Nanokey Ball Mill Technology

Empire has formed a wholly-owned subsidiary, Expedia International Limited, incorporated in the British Virgin Islands for the purpose of engaging in a joint venture with Batego Limited, a Hong Kong based technology company. By agreeing to the joint venture in consideration of issuing 15,000,000 shares of Empire common stock and transfer of 5,000,000 shares in Zeehan Zinc Limited. Empire, through Expedia International, should have exclusive world marketing rights of certain intellectual property of Batego Limited.

The joint venture requires Empire through Expedia International to fund the development of the intellectual property of Batego Limited for use in various market and industry segments with the first project being the completion of the nanokey ball mill technology described in our Management Discussion and Analysis under caption the “Overview”. Revenue from the commercialization of each new industrial use of the Batego Limited intellectual property is payable from fees received from end users including an annual license fee, periodic royalties and a performance improvement fee which is based on 25% of the reduction in cost of doing business to the end user or improvement in the revenue stream depending on how the fee is negotiated in each independent instance. All license and royalty fees are paid directly to Batego Limited along with 25% of the performance improvement fee. The balance of the performance improvement fee (75%) is the sole source of revenue to Expedia International.

As part of the proposed agreement, the nanokey ball mill project may be developed onsite at the Zeehan Zinc Limited mines. All improvements or enhancements to the technology including the nanokey ball mill as it is developed onsite at Zeehan Zinc Limited, shall become and forever remain the property of Batego Limited with the only benefits derived by Expedia International coming from its 75% portion of the performance improvement fee.

Expedia International’s duties are expected to include the commercialization of the intellectual property through an exclusive right to market, Special Exploration License and relicense the technology, subject to certain limited carve-outs. A joint venture committee made up of one representative of Batego Limited and one representative of Expedia International manages the joint venture and works to identify potential industrial uses of the intellectual property and potential industry customers. Batego Limited may, at its sole unrestrained discretion, cancel Expedia International’s interest in the joint venture if Batego Limited, in its reasonable opinion, is of the belief that Expedia International has not performed at a standard expected in terms of market penetration, volume and growth, standards of which are to be mutually agreed upon by the parties subsequent to executing a definitive joint venture agreement. Additionally, the definitive agreement is intended to provide transactions engaged in without the knowledge or consent of Batego Limited or the joint venture committee would also be grounds for termination of the joint venture arrangement.

Zeehan Zinc Limited

On February 20, 2006, we signed an agreement with Zeehan Zinc Limited to loan Zeehan Zinc Limited $930,000 in three installments, the first $500,000 on February 20, 2006 and the second installment of $250,000 on March 29, 2006 and the third installment of $180,000 on April 3, 2006. The loan is unsecured, is for 7.25% per annum and is due on February 20, 2009 or earlier if Zeehan Zinc Limited chooses to prepay. We advanced an additional $247,000 to Zeehan Zinc Limited in March 2006 by issuing 1.3 million shares of Empire Stock to a Zeehan supplier.

Item 2.	Description of Property.

The Company’s executive offices are located at 16801 West 116th Street, Suite 100, Lenexa, Kansas 66219, where we rent approximately 16,000 sq. ft. of shared, supported office space at a cost of $5,000.00 per month on a month to month basis. The Great South Land Minerals Limited office premises at level 3/65 Murray Street have been refurbished to accommodate a specialized data room for seismic and other technical information relating to exploration activities. The corporate offices have been relocated to Level 1, 199 Macquarie Street Hobart to accommodate expansion of the business activities.

The Company does not directly own any real estate, but our wholly-owned subsidiary, Great South Land Minerals Limited, has rights under a leasehold granted by the Tasmanian government which is described in detail below. During a portion of the year covered by this annual report on Form 10-KSB we held in excess of 30% of the issued and outstanding shares of Zeehan Zinc Limited. Although our interest in Zeehan Zinc Limited is now substantially reduced, we include a description of the property owned by Zeehan Zinc Limited that qualified in 2006 as material property interests for us.

Oil and natural gas properties

We conduct our oil and gas activities through our wholly-owned subsidiary, Great South Land Minerals Limited. Great South Land Minerals Limited owns an onshore petroleum license, Special Exploration License 13/98, in Tasmania, Australia, that the Great South Land Minerals Limited Board believes has prospects for economic exploitation of oil, hydrocarbon gases and helium. The Tasmanian Department of Industry, Energy and Resources granted Special Exploration License 13/98 to Great South Land Minerals Limited for an initial period of five years expiring on May 18, 2004, with the subsequent extension of the license for another five years to 2009.

Special Exploration License 13/98 initially comprised 30,356 square kilometers and covered the whole Tasmania Basin or about half the State. When renewed on October 28, 2004, Special Exploration License 13/98 was decreased in size and now covers a reduced area of 15,035 square kilometers. The terms of the lease renewal require an exploration expenditure of AUD $21.5 million over five years. Application has been made for an additional area of 10,420 km over the Eastern part of the Basin following the rejection of our valid earlier applications.

Below is a map of Tasmania illustrating the area covered by Special Exploration License 13/98. The cross-hatched area highlighted in the center of the map is the area within Tasmania in which Special Exploration License 13/98 permits Great South Land Minerals Limited to conduct exploratory work to uncover potential petroleum reservoirs suitable for developing.

Table 2

License area Special Exploration License 13/98 onshore Tasmania (in Red hash)

As a condition to the granting of the lease, the Department of Industry, Energy and Resources of Tasmania required Great South Land Minerals Limited to satisfy a specific schedule of expenditures and indicated that failure in any given year, as at October 1 each year, to perform at least 80% of the required expenditures for that year, would be grounds for terminating the leasehold. The schedule is set out below:

Table 3

Claimed Special Exploration License 13/98 Expenditure meeting License conditions for the period 2004 (year 5) to

2009 (year 10) including expenditure from 1998 to 2003 brought forward*

Year and quarter		Annual expenditure requirement (AUD $)	Cumulative expenditure requirements (AUD $)	Mandatory expenditure (80%) (AUD $)	Actual Claimed expenditure (AUD $)		Actual Claimed expenditure (USD $)			Claimed Cumulative Expenditure (by year) (AUD $)
Brought forward Years 1 – 5 Year 1, 1998 – to Year 5—2004						$6,636,518		$5,238,204			$6,636,518
Year 6 License Requirements	AUD	$5,341,000	$5,341,000	$4,272,800							$24,617,942
	USD	$4,214,049	$4,214,049	$3,371,239							$19,430,942
1st quarter – Dec 04						$35837		$28,275
2nd quarter – Mar 05						$0		$—
3rd quarter – Jun 05						$17,780,730		$14,028,996
4th quarter – Sep 05						$164,857		$130,072
Total for Year 6 License						$17,981,424		$14,187,343
Year 7 License Requirements	AUD	$3,020,000	$8,361,000	$6,688,800							$27,537,355
	USD	$2,382,780	$6,596,829	$5,277,463							$21,735,234
1st quarter – Dec 05						$208,570		$164,562
2nd quarter – Mar 06						$2,306,962		$1,820,193
3rd quarter – Jun 06						$149,464		$117,927
4th quarter – Sept 06						$254,416		$200,735
Total for Year 7						$2,919,413		$2,303,417
Year 8 License Requirements	AUD	$4,799,000	$13,160,000	$10,528,000				(to date	)		$33,622,432
	USD	$3,786,411	$10,383,240	$8,309,750							$26,538,186
4th quarter – Dec 06						$6,085,077		$4,801,125
1st quarter – Mar 07					$		$
2nd quarter – June 07					$		$
3rd quarter – Sep 07					$		$
Total for Year 8						$6,085,077		$4,801,125
Year 9 License Requirements	AUD	$6,530,000	$19,630,000	$15,752,000						$
	USD	$5,152,170	$15,488,070	$12,428,328						$
4th quarter – Dec 07					$		$
1st quarter – Marc 08					$		$
2nd quarter – June 08					$		$
3rd quarter Sept 08					$		$
Total for Year 9					$		$
Year 10 License Requirements	AUD	$1,810,000	$21,500,000	$17,200,000						$
	USD	$1,428,090	$16,963,500	$13,570,800						$
4th quarter – Dec 08					$		$
1st quarter – Mar 09					$		$
2nd quarter – June 09					$		$
3rd quarter Sept 09					$		$
Total for Year 10					$		$

* Table 3 above represents the claimed AUD $33.6 million expenditure by Great South Land Minerals Limited which we believe meets the license conditions of Special Exploration License 13/98. The expenditure claimed and reported to Mineral Resources Tasmania is based on the contract’s September to October reporting year, conflicting with the December year end reporting period of Empire Energy Corporation International. In addition, the exploration and development expenditures disclosed in the Consolidated Financials and Notes thereto of Empire Energy Corporation International for the year ended 31, December 2006 were prepared using USA Generally Accepted Accounting Practices which is different to the definition of exploration expenditure of Special Exploration License 13/98.

In 2006 and again in 2007, the company received letters from the Minister of Infrastructure, Energy & Resources giving Great South Land Minerals Limited an opportunity to show cause why the Special Exploration License should not be revoked. Great South Land Minerals Limited has made submissions supporting its case to the Minister on both occasions and has no reason to believe that Special Exploration License 13/98 should be revoked. Should the Minister attempt to revoke the license, which is effectively a contract between the company and the Government, this action would be vigorously defended and damages caused as consequence of commercial destabilisation would be sought. Previous attempts by the Minister to question the validity of exploration license expenditure were successfully defended by Zeehan Zinc Limited in 2006. Notwithstanding this, commercial instability occurred and caused delays to Zeehan Zinc Limited listing on the Alternative Investment Market in London. On the same pretext of non performance, Zeehan Zinc Limited successfully defended this in court and provides a strong legal precedent to defend the License.

The arrival of the USA-built GEFCO oil and gas drill rig from Oklahoma to Tasmania has been widely publicized within the community. Additionally, the Terrex Seismic trucks have completed over 250 line kilometers of seismic onshore Tasmania from March 2007 and are still currently acquiring seismic data according to our current program. In addition, a Competent Persons Report is being written to comply with our intended London Alternate Investment Market listing, along with a geophysical assessment and compilation of the target structures. Together with our ongoing regional gravity survey, we believe this clearly demonstrates to the Government, our shareholders and the Tasmanian public, our commitment to fulfill all conditions precedent for a commercial discovery into production. The integrity of the company, its accounting practices, management and the vision is confirmed by its actions, not by arbitrary opinion.

Great South Land Minerals Limited and its predecessor companies have spent substantial amounts on exploration activities. These activities have so far established the presence of two petroleum systems, the Larapintine Petroleum System and the Gondwana Petroleum System. In identifying these petroleum systems, Great South Land Minerals Limited has proved the presence of quality source world class source rocks, including the Tasmanite Oil Shale which is the richest oil and gas source rock and is used as the world standard for type 1 kerogen, that are thermally mature for the generation of gaseous and liquid hydrocarbons. This determination shows that hydrocarbons have been generated, expelled and migrated into potential reservoir units. Although recent seismic data has shown the potential for trapping mechanisms, the Company is undertaking additional gravity and seismic work to identify potential drill targets. Great South Land Minerals Limited continues its exploration activities with a seismic program engaged in March 2006 and with exploration drilling & stratigraphic coring activities being planned in strategic locations.

History of Great South Land Minerals Limited license area Special Exploration License13/98

Special Exploration License 13/1998 (Special Exploration License 13/98) was granted to Great South Land Minerals Limited on May 18, 1999. The license covered an area of 30,356 square kilometers and replaced three licenses held by Great South Land Minerals Limited. These licenses EL 1/88, EL 9/95 and EL 21/95 were originally held by Great South Land Minerals Limited’s predecessor companies.

Modern exploration in the Tasmanian Basin commenced when the Broken Hill Proprietary Company was awarded an exploration license on April 15, 1981, to explore for coal. Mobil Energy Australia subsequently farmed in and worked the license until April 15, 1984 at which time the license was relinquished.

In June 1984, the recent phase of oil and gas exploration commenced when Conga Oil Pty Ltd, the earliest predecessor of Great South Land Minerals Limited, acquired part of the D’Entrecasteaux Region of Southern Tasmania in order to verify old hydrocarbon seeps and drilling reports. Conga Oil continued to acquire exploration rights to a large part of Southern Tasmania. In 1988, Conga Oil’s initial license area covering 50 square kilometers was incorporated into a new permit which covered an area of 3500 square kilometers. Conga Oil continued to explore this area until 1995 when it formed Great South Land Minerals Pty Ltd., a privately held Australian company, and assigned the permit to Great South Land Minerals Pty Ltd. After receiving two other licenses, Great South Land Minerals Pty Ltd now held a total area of 13,200 square kilometers (32.6 million acres). All licenses expired in 2001. In March 1998 Great South Land Minerals Pty Ltd changed from a private to a public company, Great South Land Minerals Limited, by way of a special resolution approved by shareholders. A new, enlarged exploration license, Special Exploration License 13/98 was formed from the three prior exploration licenses and Great South Land Minerals Limited continued to explore these areas until the permit officially expired on May 18, 2004. A description of the renewed leasehold, including disclosure relating to required expenditures to maintain rights under the Special Exploration License, are set out above.

Exploration in Special Exploration License 13/98

In its exploration for coal under the coal exploration lease, Mobil Energy Australia commenced drilling operations, preceded by a ground based magnetics survey, on October 2, 1983 resulting in five cored holes totaling 987.75 meters, 814.19 meters of which was cored. The drilling targeted two horizons in the Permian sequence:

•	Cygnet Coal Measures equivalents

•	Faulkner Group containing the Mersey Coal Measures equivalents

Sedimentological studies were also undertaken to enable, in conjunction with the additional stratigraphic information, an environmental map of the Permian to be drawn and to make recommendations on future drilling.

Conga Oil began work in 1984 and during the period to 1987 focused most of its work on undertaking reviews of the basin. During 1987, after a reported seepage was relocated and analyzed, the Company began a systematic exploration program in the region. Recognizing the need to map sub-dolerite structure, Conga Oil first attempted to extend the gravity and magnetics databases in the Tasmanian Basin. Although this helped in defining regional trends and lineations, the lack of subsurface control and the limitations of the methods themselves the usefulness of these techniques for the purpose of identifying potential hydrocarbon traps.

The work completed by Conga Oil established that:

•	oil had definitely been generated and that active seeps were observed in certain areas;

•	source rock studies of vitrinite reflectance and conodont alteration index confirmed that Ordovician carbonates exposed around the region were within the oil window;

•	Permian and younger rocks blanket most of the region and obscure distribution;

•	basin development began in the late Precambrian, was most active in the Cambrian, but continued up to Middle Devonian times.

After 1988, exploration continued in the newly incorporated and expanded area of Conga Oil’s license. Despite earlier discouraging seismic acquisition data results, due dominantly to the widespread coverage of dolerites onshore Tasmania, Conga Oil attempted to acquire additional seismic data both on the main island and North Bruny Island in the vicinity of Johnson’s seep and acquired additional data offshore in Storm Bay utilizing AGSO’s Rig seismic vessel. The seismic acquired was disappointing with data quality of the records very poor to the point that none of the sections were adequate for the purposes of identifying and mapping petroleum traps.

In 1992, Condor Oil took over responsibility for exploration and during this period up to and including 1994, produced several consultants’ reports. During 1994 the stratigraphic wells, Shittim #1 (1751m) and Gilgal #1 (50m), were drilled on Bruny Island.

During 1995, when Conga Oil incorporated Great South Land Minerals Pty Ltd., Congo Oil gave Great South Land Minerals Pty Ltd. the role of exploration project manager and Condor Oil became an equity holder in Great South Land Minerals Pty Ltd. Great South Land Minerals Pty Ltd. initiated collaborative studies with a number of individual consultants and agencies which added a considerable amount of data and improved the Company’s understanding of the basin. The Department of Mineral Resources undertook rock evaluation studies, honors students at the University of Tasmania provided basin studies, Shell Development Australia reprocessed some earlier seismic data, BHP provided analyses in oil geochemistry, the state Mines Department acquired gravity and seismic data, CSIRO provided analyses of seep studies and geochemistry and Eugene Domack completed studies on the maturation and depositional environment of the Tasmanite oil shale.

At the request of the Mines Department, Great South Land Minerals Pty Ltd. employed an independent consultant, Mr. Mulready, to assess the significance of the gas encountered at Shittim#l. Mr. Mulready concluded the hole had established that a seal, reservoir and gas were present and that the results encouraged further investigation of the basin depocentre located in central Tasmania. On the basis of this report, Great South Land Minerals Pty Ltd. then focused its exploration activities in this area of the basin. Concurrent with this work, Trent J. Woods, University of Tasmania, investigated the timing of potential hydrocarbon generation from Paleozoic sediments and the characterization of potential reservoirs of the Lower Parmeener Supergroup.

During late 1995, the Australian Geological Survey Organisation undertook a land-based seismic survey over parts of the basin. During 1996, a third stratigraphic well, Jericho #1 was pre-collared and drilled to a depth of 640m on Bruny Island.

The stratigraphic holes were located for the following reasons:

•	Onshore and offshore seismic existed in the area and needed velocity control, which was only obtainable by a downhole shot so that previous processing could be repeated with actual real velocities.

•	Historic records indicated that the area had numerous seeps of both oil and gas and that at least five shallow wildcat holes had been drilled but were depth limited because of previous technology.

•	Results of gravity and magnetics surveys indicated that North Bruny Island is located on a basement high with a good potential regional trap for oil and gas.

•	Modern geochemical oil exploration methods indicated that there were crude oil seeps in creeks and around old drill sites that warranted investigation.

•	A recent Mines Department hole on the neck of Bruny Island had discovered oil in loose sand at 30m depth.

All three holes recorded petroleum hydrocarbons in a gaseous state.

•	Shittim#l recorded tar with zeolites in the fractured dolerite and gas from 810 meters depth. The hole was drilled onto 1751 meters, reaching the unconformity.

•	Gilgal#l recorded gas at its total depth of 51 meters.

•	Jericho#l recorded gas from 15 meters to the bottom of the hole at 228 meters.

During 1996 Great South Land Minerals Pty Ltd. contracted Robert S. Young, previously Chief Petroleum Exploration Geologist for Getty Oil, to review the potential of oil and gas in the Tasmanian onshore Basin. The primary focus of Young’s review involved analyzing the work undertaken up to that date from a petroleum systems perspective. In this sense, he set about identifying whether the basic building blocks for the potential commercial production of hydrocarbons existed within the Tasmanian Basin.

Young concluded that:

•

With some 270 seeps and shows, which have been studied geochemically and have identified at least four mature oils, that it was very probable there are several possible hydrocarbon sources in the Tasmanian Basin. Geochemical comparisons of seeps show that the most likely source would be the Ordovician of the Gordon Group Limestones. Ratios of C27:C28:C29 Steranes are identical between seeps of the Bruny Island Johnson well and the Ordovician Gordon Limestone and the predominance of C27 Steranes and the abundant diasteranes in Tasmanian bitumens suggest a widespread algae– and clay– rich source rock.

•

Conodonts’ color indicates that much of the Gordon Limestone, particularly in central and southern Tasmania, is in the oil and gas windows. This limestone is expected to underlay Permian and Triassic sediments in much of the Tasmanian Basin. He also included the Permian Quamby Mudstone, “Freshwater Sequence” and Preolenna coal Measures as other potential source rocks. In all three rock units of which the total organic carbon may reach 25%, vitrinite reflectance data and fossil pollen colors show that these source rocks are within the oil window over large areas of the basin.

•

Reservoirs are very easily envisioned in the shallow marine Ordovician Limestones as palaeokarsts, reefal or fractural. Since limestones are considered source material, migration would be minimal. Additional potential reservoirs are within the Siluro-Devonian sandstones of the Eldon and Tiger Range Groups and within sandstones of the Permian Bundella Formation, Faulkner Group and Liffey Sandstone of the Lower Parmeener Super Group. Measured porosities in the Faulkner and Liffey are 13% and 12% respectively, while other Permian sandstones in the northern area of the license have porosities averaging 16% and horizontal permeabilities ranging up to 386 millidarcies.

•

Evaporites are most efficient seals mainly because they offer very little or no pore space; however, the long-term sealing properties of very fine grained, water wet porous rocks such as shales are also remarkably efficient in the absence of open fractures. This is due to the displacement pressure barrier effect created by capillary pressure between oil and water in rock pores. It is anticipated that the Ordovician Limestones reservoirs would be sealed by additional limestone within the Gordon Group or by the Turo Tillite above the unconformity. Good seals of shale and silts are found throughout the Permian-Triassic sedimentary sequence. The Jurassic dolerite sills also make excellent cap rock for the Permian-Triassic reservoirs.

•

Defining traps and structural features within the basin is very difficult to impossible without good reflection seismic records. To date, there has been very little reflection seismic data and most of the data is poor quality due to the extensive dolerite cover over a large part of the basinal sediments. Relatively good quality seismic data has been obtained in areas where the dolerite cover is thin or absent. The results of the seismic work on the TASGO project show that an improvement in data quality and penetration of recordings through the dolerite can be achieved and this will aid in better defining structural traps. The present gravity and magnetics, which have been extensively used to date, have been able to define regional structural elements of mostly Paleozoic Structures in the Permian, or younger, are probably going to be faulted, and of low relief.

•

Except in unusual circumstances, most untrapped oil in sedimentary basins originates from synclinal drainage areas that surround the trap itself. Thus, migration distances commonly range in tens rather than hundreds of miles, particularly on strongly structured or faulted basins.

During 1997, several reports on various aspects of the petroleum potential of the basin were produced. Four stratigraphic wells were planned and drilled. Lonnavale #1 was pre-collared and drilled to 557m; Hunterston #1 was pre-collared and drilled to 336m; Bridgewater #1 was pre-collared and drilled to 252m and Pelham was pre-collared and drilled to 503m.

During 2001, Great South Land Minerals Limited completed 660 line kilometers of regional seismic survey over part of the area of Special Exploration License 13/98. At the conclusion of the seismic program, Great South Land

Minerals Limited submitted an environmental report to the Department of Primary Industry, Water and the Environment’s Threatened Species Unit. The preliminary results of the interpretation identified several potential anticlinal/domal traps. Two small anticlinal structures were identified in the Parmeener Supergroup beneath the Longford basin and one in the Tertiary infill of the Longford Basin. Six potential traps were recognized in the Central Highlands area where gently dipping anticlines in the Parmeener almost directly overlie and reflect more steeply dipping anticlines beneath the Devonian unconformity. These Devonian structures are probably mainly within the Wurawina Supergroup and contained within the Devonian fold-thrust belt. Based on these seismic results Great South Land Minerals Limited planned a 1075 line kilometer program designed to acquire further regional data, to define structures identified during the prior survey and to place lines close to wells that were drilled and pre-collared in 1997. This survey started in April 2006 and as at May 21st, 60 lines kms have been acquired within the Central Highlands of Tasmania.

On May 10, 2002, Great South Land Minerals Limited entered into a joint venture agreement with OME Resources Australia Pty Ltd under which OME earned a joint venture interest in Special Exploration License 13/98 by conducting drilling and related work. Stage 1 of the work related to the expenditure of $1,000,000 to complete the deepening drilling/coring of Hunterston#1 well and other activities for a 5% interest in the license. A dispute between Great South Land Minerals Limited and OME arose as to valuation of work done by September 30, 2002, the result of which was the assignment to OME of all coal bed methane rights in the Special Exploration License 13/98 tenement in full satisfaction against any potential claims.

During 2002 and 2003 Great South Land Minerals Limited continued to work on the 2D seismic data acquired during 2001 and completed a report on an analysis of the Longford Sub-basin. Great South Land Minerals Limited also obtained approval to reenter and deepen (1700m) the stratigraphic well, Hunterston#1. The well was eventually terminated at a depth of 1324m, which was carried out as part of the OME joint venture. Hydrocarbon gas was noted at various depths while coring and analyses of gas samples confirmed the presence of Helium gas (>1.0%) from the formations below the Tasmania Basin.

Extracts from: ‘Review & Valuation of the Petroleum Assets of Great South Land Minerals Limited by Anderson & Schwab Australia Limited’ November 9, 2004.

Mining Operations

We presently own 2% of the issued and outstanding shares of Zeehan Zinc Limited through a wholly owned subsidiary, Cyber Finance Group Limited. We have entered into a letter of intent, which we announced at the time, with the board of Zeehan Zinc Limited to acquire the balance of the outstanding shares, although market events no longer make an offer to Zeehan Zinc Limited shareholders commercially reasonable. In light of our previous significant equity interest in Zeehan Zinc Limited during the year covered by this annual report, we set out below details regarding Zeehan Zinc Limited’s properties.

Zeehan Zinc Limited is an unlisted company incorporated under Australian law as a public company and formed to mine and process mineral deposits in the vicinity of Zeehan, Tasmania, principally through its wholly-owned subsidiaries Zeehan Zinc Exploration Pty Ltd. (ZZE) and Oceania Tasmania Pty Ltd. ZZE has three exploration licenses and has applied for two mining leases. Oceania has four mining leases. Details regarding the leases are set out in the table below.

Table 4

Summary of Exploration Licenses and Mining Leases, Zeehan Zinc Limited (and subsidiaries)

Tenement	Area	Grant date		Lease expiration date		Expenditure commitment		Owner	Notes
Exploration Leases (ELs):
EL20/2002	71 sq.km.	Jan 31, 2003		Jan 31, 2008		$875,000 Years 1 and 2	(1)	ZZE Pty Ltd	Category 1 minerals (Zeehan Field)
EL30/2002	8 sq.km.	Jan 31, 2003		Jan 31, 2008		$505,000 Years 1 and 2	(1)	ZZE Pty Ltd	Category 1 minerals (Comstock District)
EL18/2003	14 sq.km.	Feb 10, 2005		Feb 10, 2010		$10,500 Years 1 and 2		ZZE Pty Ltd	Categories 1,3,4 and 5a minerals (Comstock District)
Mining Leases (MLs)
123M/1947	146 hectares	(2)		Sep 1, 2005	(4)			OT Pty Ltd	(Comstock District)
43M/1985	80 hectares	Oct 1, 1986		Oct 1, 2007				OT Pty Ltd	(Comstock District)
19M/1995	11 hectares	Oct 30, 2000		Sep 1, 2005	(4)			OT Pty Ltd	(Comstock District)
9M/2002	11 hectares	Oct 16, 2003		Sep 1, 2005	(4)			OT Pty Ltd	Tailings purposes (Comstock District)
2M/2005	50 hectares	Application	(5)					ZZE Pty Ltd	Application ONLY within EL20/2002 (Zeehan Field)
5M/2005	47 hectares	Application	(5)					ZZE Pty Ltd	Application ONLY within EL/30/2002 (Comstock District)

NOTES:

(1)	Minimum expenditure commitment was reduced to $750,000 for the first two year period, after a smaller than area applied for was granted.

(2)	First granted to Electrolytic Zinc Company of Australasia Ltd in 1947 and acquired by Oceania Tasmania Pty Ltd in 1988.

(3)	Renewal of lease for a further ten-year period granted on May 26, 2006, subject to payment of an AUD 2,250,000 bond.

(4)

Owner applied for the tenement 2M/2005 and 5M/2005 during February and May 2005 respectively. The application process typically requires twelve months to complete. The applications are still pending subject to the submission of certain documentation.

All the Zeehan Zinc Limited leases and licenses cover the Comstock District and Zeehan Field both of which surround the Zeehan Township in Western Tasmania.

The sites of the various leases are set out in the map below:

Table 5

History of Previous Operations

The Zeehan Zinc Limited tenements are situated west and south of Zeehan, an important historic mining center on the West Coast of Tasmania. The region has a long, semi-continuous history of base metal mining operations that commenced late in the nineteenth Century.

Comstock District

The Zeehan mineral field, of which the Comstock region is part, had two major past periods of mining activity, 1882-1914 and 1947-1960 between which the field produced some 194,816 tons of lead and 26,585,000 ounces of silver. ZZE records indicate prior production from the Comstock leases area of 2,640 tons of zinc, 3,676 tons of lead and 165,000 ounces of silver.

Oceania in 1989 shipped 7,334 tons of high-grade base-metal ore to the Rosebery Mill, owned and operated by Pasminco, from the South Comstock Mine (within 123M/1947). The average head grade of this shipped tonnage was 14.8% Zn (Zinc) and 3.6% Pb (Lead) and 62 g/t (grams per ton of ore) Ag (Silver).

Sundew Holdings Pty Ltd delivered in 1997 a total of 1,347.9 tons of base-metal lode material with an average content of 14.5% Zn, 2.4% Pb and 45 g/t Ag from the Allison’s Mine (within 123M/1947). Sundew secured a sublease agreement from Oceania, since reverted, in 1997 for mining and exploitation rights for the first 70 meters below surface within ML 43M/1985 and the majority of ML123M/1947.

Renison Goldfields Consolidated Exploration Pty Ltd conducted exploration over the Comstock Group of mineralized lodes between 1990 and 1995 including geological mapping, ground magnetic surveys, soil sampling and drilling in an attempt to find a large tin deposit. A total of sixteen holes were drilled, mostly aimed at carbonate replacement style mineralization associated with the footwall of the Balstrup Fault. Renison Goldfields generated an inferred resource estimate over a one kilometer strike length to a depth of 480 meters, from a depth of 80 meters below surface. This estimate was generated prior to the implementation of the Joint Ore Reserves Committee Australasian Code. Renison Goldfields estimated an inferred tonnage of mineralization of around 6 million tons. Average metal contents using intercepts at or above 1% zinc, were estimated by Renison Goldfields to be 5.5% zinc, 3.3% lead and 40 grams per ton silver. Swansea Mining Company Pty Ltd. estimated 2.9 million tons of the Renison Goldfields – defined mineralization contains an average metal content of 8.6% Zn, 4.6% Pb and 59 g/t Ag.

Western Metals Corporation Limited conducted some exploration in 1999 to delineate additional resources of ore for the Hellyer Plant. A total of just less than 2,000 meters in three diamond core holes was completed but failed to find a significantly large ore deposit for their mill. Western Metals failed to find a large ore deposit.

Zeehan Field

The Zeehan mineral field contains hundreds of mines with several known major deposits of zinc, lead and silver with several large mines. Between 1887 and 1913 approximately 42 mines produced 190,000 tons of lead, 71 tons of zinc and 27 million ounces (840 tons) of silver from pits and shallow underground workings. Underground mines were usually shallow due to the inefficiency of water pumps at the time.

Oceana Silver Mining Company formed in 1892. That company sunk into the Oceana Deposit (the Oceana Mine lies within EL20/2002 and is part of Zeehan Zinc Limited’s application ML2M/2005) and made two drives. Operations produced 1,016 tons of ore until the shaft collapsed in 1899. Minor mining continued until 1925.

Renewed exploration in 1954 under a Broken Hill North and South joint venture named Zeehan Mines Pty. Ltd. continued until 1960 when it was closed due to excess water influx to the mine and low metal prices.

More recent exploration was undertaken by the Amoco and Cyprus Gold Australia Corporation in 1978 to 1988 and by Arimco Mining Pty. Ltd. in 1991. Arimco entered into a joint venture in May 1992 with Pasminco Australia Ltd.

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

We have an inferred mineral resource at the mining district of Zeehan of approximately 6.78 million tons at an average grade of about 4.8% zinc, 5.1% lead and 52 grams/ton silver. Testing of our resources was undertaken in compliance with the procedures required by the Australian Joint Ore Reserves Committee.

A reserve has been estimated on part of the Allison’s Lode at Comstock of 98,881 tons. Several similar and mainly parallel lode-style veins of zinc-lead-silver are within the Comstock Mining Leases. The Main Lode is currently being drilled (1,010 meters as at April 14, 2006) and part of the southern end of the main lode (West Lode) has a measured resource of 5,070 tons. The Company plans to mine and process the reserve at Allison’s Lode, the resource at the Balstrup Fault Lode and the measured resource at West Lode starting in June 2006 following completion of the Tailings Dam facility.

The initial processing will include the previously mined and stockpiled ore from Allison’s Lode of 3,300 tons at 21.5% Zinc, 14.5% lead & 540 g/ton Silver.

The geology of the Oceana Mine deposit consists of a stratabound and discordant massive sulphide body of variable thickness, hosted in the steeply dipping Ordovician Gordon Limestone. They are bound by the underlain Moina Sandstone and the overlain Crotty Quartzite. Post mineralization faulting cross- cuts the ores body at the Mine Fault, while the northern limit of mineralization is truncated by the Oceana Fault. Mineralization tends to be along two parallel bodies, galena dominant, and sphalerite poor, with localized massive pyrite.

Exploration and infill drilling by Zeehan Zinc Limited has delineated the following resources and reserves. These resources and reserves have been estimated by competent persons under the Australian Joint Ore Reserves Committee Code.

Currently Zeehan Zinc Limited is undertaking an intensive infill drilling program on its Mining Leases and on its exploration licenses. In 2006, a total of 1,600m has so far been completed (as at April 14, 2006) and Zeehan Zinc Limited has planned a drilling campaign for the remainder of the year which Zeehan Zinc Limited expects will upgrade much of the inferred resource to indicated resource, a higher standard under the Australian Joint Ore Reserves Committee Code. A gravity survey of the Mining Leases and exploration licenses was initiated in March 2006 and is continuing as at April 14, 2006. In March 2007, Zeehan Zinc Limited completed 58.76 line kilometers of 2D Seismic Survey over the Zeehan Ordovician Devonian syncline and will complete at least another 5 line kilometers this year.

On January 23, 1989, Electrolytic Zinc Co. of Australasia Ltd. transferred Mining Tenement 123M/47 to Oceania Pty Ltd (now a wholly-owned subsidiary of Zeehan Zinc Limited) in consideration of a royalty of 5% of net smelter return on any ore sold from the lease. Pasminco Australia, the successor company of Electrolytic Zinc, lodged a caveat over the tenement on November 6, 2000 claiming its right to 5% of net smelter return. Pasminco may assert a claim for 5% of net smelter return under the caveat in the future, although Zeehan Zinc Limited believes it is unclear what rights Pasminco may have.

Zeehan Zinc Limited installed a gravity plant at the Comstock Mine in 2004, which, as at June 30, 2006, is almost complete. Zeehan Zinc Limited expects to commission the gravity separation plant in the first quarter of 2007.

The Comstock mine is easily accessible by substantial roadworks and the mine already has in place two fully constructed open pits, electrical mains, a crushing plant, a gravity plant, a two kilometer drainage tunnel, an established waste dump, and tailings dam designs, preparations and approvals.

Item 3.	Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. On June 19, 2006, Great South Land Minerals Limited received notice of a Statutory Demand under Australian law totaling Australian $584,478 filed by a former executive officer seeking reimbursement for wages and employment expenses as at December 2005. This amount has been accrued for in full in the December 31, 2005 payables. Great South Land Minerals Limited reached a settlement on the matter, the terms of which included the cash payment of AUD$200,000 and the issue of three million shares of Empire Stock to Jeshek Pty Ltd as trustee for the Jeshek Family Trust. It was also agreed that if Great South Land Minerals Limited and Empire met these obligations under the deed, this be accepted by Tabor as full and final settlement for the outstanding debt.

As further described in “Risk Factors – Business Risks,” the Australian securities regulator sent us notice that our initial acquisition of an indirect interest in Zeehan Zinc Limited may have violated the Australian Corporations Act 2001. Although we have decreased our holding below the 20% threshold described in that legislation, the regulator has not indicated what action it may take regarding the initial violation. In a response dated 22 August 2006 from the Australian Securities and Investment Commission the transaction in which we divested our Special Exploration License of a portion of our Zeehan Zinc Limited stake has been described, is now at a level of 2% of which there has been no further correspondence received from the Commission to date.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually, or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders during the fourth quarter of 2006, through the solicitation of proxies or otherwise.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EEGC”.

As of 30 March, 2007, we had 206,378,921 shares of our Class A common stock outstanding held by approximately 1,378 shareholders of record and 1,017,855 shares of our Class B common stock outstanding, held by approximately 471 shareholders of record.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Table 6

Period Ended	High	Low
March 31, 2005	$0.82	$0.25
June 30, 2005	$0.56	$0.22
September 30, 2005	$0.20	$0.12
December 31, 2005	$0.20	$0.11
March 31, 2006	$0.1.8	$0.11
June 30, 2006	$0.30	$0.14
September 30, 2006	$0.19	$0.06
December 31, 2006	$0.09	$0.07
March 30, 2007	$0.14	$0.13

At March 30, 2007 the bid price of the Company’s Class A common stock was $0.139.

The Company has not paid any dividends on its common stock and the board of directors presently intends to continue a policy of retaining earnings, if any, to use in the Company’s operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the board of directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company’s ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.

These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock if it becomes subject to these penny stock rules. Therefore, if our common stock becomes subject to the penny stock rules, stockholders may have difficulty selling those securities.

Item 6.	Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the attached financial statements and notes thereto. Except for the historical information contained herein, the matters discussed below are forward-looking statements that involve certain risks and uncertainties, including, among others, the risks and uncertainties discussed below.

Overview

We are a development stage oil and gas exploration company, devoting substantially all of our efforts to raising funding to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia. We presently possess 2% of the outstanding shares of Zeehan Zinc Limited a zinc, lead and silver mining company located near our license area in Tasmania, but had as much as 37% earlier in 2006. We currently have a 47% economic interest and a 92.6% voting interest in Pacific Rim Foods Ltd., a Mauritius-based entity with interests in the Chinese shelf foods industry. In May 2006, we acquired Expedia International Limited, a company incorporated in the British Virgin Islands that has entered into a joint venture with Batego Limited, a Hong Kong corporation, for the development and exploitation of certain intellectual property held by Batego Limited.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia through our wholly-owned subsidiary and operating company, Great South Land Minerals Limited which we acquired pursuant to a share exchange finalized in April of 2005. Great South Land Minerals Limited operates pursuant to a license issued by the Tasmanian Minister for Infrastructure, Energy and Resources which license is subject to minimum expenditures over its term and is, at the Minister’s discretion, subject to forfeiture for failure to complete the necessary infrastructure expenditures. We are currently in the midst of completing an 1,150 kilometer line of 2D seismic over the license premises at an expense of approximately AUD $6 million which we believe should satisfy our current required expenditures. While this 2D seismic work was to be completed in 2005, as a result of the unavailability of required seismic equipment, the project commenced during the second quarter of 2006 and is expected to be completed prior to the end of the second quarter of 2007. We have applied with the regulator for and received permission to commence exploratory drilling in June 2007, subject to ancillary equipment availability at four sites within the licensed area. We intend to begin drilling in May 2007, beginning with Lachish #1. Each well is expected to cost approximately $1.5 million and, if in our judgment, we discover adequate producible reserves of oil and gas, we will need to expend an additional $2.5 million to complete each well. As a result of this expense, it is likely that we may enter into a joint venture type of arrangement with a driller/operator in accordance with normal industry practice in addition to our other capital raising activities. We have pre-existing joint venture arrangement with M R Associates on the north east part of Special Exploration License 13/98

We acquired our interest in Cyber Finance Group Limited, a privately-held Hong Kong entity, in an exchange offer whereby we issued 37.5 million shares of our common stock, representing 33% of our then issued and outstanding common stock, in exchange for all outstanding ownership interests of Cyber Finance Group Limited. At the time of Empire’s acquisition of Cyber Finance Group Limited, that company held approximately 12,745,407 ordinary shares (37.5%) in Zeehan Zinc Limited, which at the time, was an unlisted Australian registered company with a total issued share capital of approximately 33,986,863 ordinary shares at the date of the transaction. Since the date of transaction, Zeehan Zinc Limited has issued additional ordinary shares and Cyber Finance Group Limited has reduced its holding to 2,641,403 ordinary shares, decreasing Cyber Finance Group Limited’s relative shareholding to 2% of the total issued and outstanding Zeehan Zinc Limited shares post admission to the Alternative Investment Market listing, effective 06th March 2007. Empire reduced Cyber Finance Group Limited’s shareholding in Zeehan Zinc Limited pursuant to an agreement with Batego Limited to enter into the development of new technology relating to innovative mining treatment methods, as described below. We also exercised a put option whereby Wind City Inc., Inc. purchased 4,500,000 shares of Zeehan Zinc Limited stock in January 2007 for US$4,500,000.

Expedia International, a fully-owned subsidiary company of Empire has been created to hold the world marketing rights for innovative and novel technologies that Batego Limited, an independent company with whom Empire has negotiated exclusivity arrangements, has developed. We have, through Expedia International, secured a license for the exclusive world marketing rights of the intellectual property of Batego Limited, (excluding some minor third party rights), in exchange for the transfer of 15,000,000 shares of our Class A common stock, and 5,000,000 ordinary shares of Zeehan Zinc Limited from Cyber Finance Group Limited to Batego Limited. Third party rights include exclusive rights for exploitation of the nanokey ball mill in the gold mining industry globally and a non-exclusive license to use the nanokey ball mill to manufacture polymers from the non-ore remainder at mines.

One of the projects to facilitate cost reductions in the mining industry is the development of the nanokey ball mill technology which we believe should enhance cost-effective crushing of ores and should facilitate extraction of metals without the usual and associated environmental discharges associated with customary production practices. The nanokey ball mill utilizes kinetic energy, electricity and ultrasonics to process a wide range of granular materials down to sub-micron-sized particles and facilitates mass/chemical reactions requiring high pressures and temperatures. The mill accomplishes this through a combination of ultrasonic energy, rapid energy dissipation, and applied voltages of selected frequency and waveform, resulting in what we expect to be a substantial reduction in capital requirements and operating crushing costs for granular material compared with that of conventional mechanical ball and rod mills. The first site for implementation of this technology is at the facilities of Zeehan Zinc Limited. We believe that if we are successful in using the nanokey ball mill technology at Zeehan Zinc Limited, that we should be able to sell this licensed technology throughout the mining industry and create a second profit center for Empire.

Expedia International is currently planning to introduce the nanokey ball mill into Zeehan Zinc Limited to improve the cost-effectiveness of that operation, with the terms of use well-defined in the agreement between Batego Limited and Expedia International and financial risk limited to the initial development investment. Expedia International is also actively pursuing wider applications with trials planned or currently under testing to determine the applicability of the science to other industrial applications. Tests are currently underway to verify the results from Zeehan Zinc Limited ores in an experimental pilot plant, and commissioning of a commercial unit is anticipated in the first quarter of 2007.

On March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, a British investment fund, we issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000, which we are using for general corporate purposes. The warrants are exercisable at a price of $0.13 over an exercise period of three years. We covenanted in the subscription agreement to register the issued shares as well as the shares underlying the warrants. On the same date, we sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $.15 per share for 3 years. The convertible debenture matures on March 14, 2008, pays interest in arrears semi-annually, is convertible at the holder’s discretion and has an initial conversion price of $0.18 per share. RAB Special Situations (Master) Fund Limited represented itself as a non U.S. person. Libertas Capital, a U.K. investment banking firm, acted as our financial adviser in exchange for 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable) as their fees for those services. We relied on Regulation S as the exemption from registration as the offering was conducted entirely overseas and the investor is a non-U.S. person. The convertible debenture and both of the warrants have restrictions on transferability in compliance with U.S. securities laws.

In December 2006, Empire and its subsidiaries Great South Land Minerals Limited and Cyber Finance Group Limited closed a financing transaction with Wind City Inc., Inc., a Delaware corporation, pursuant to a Note and Warrant Purchase Agreement and related documents. Under the Purchase Agreement, Empire issued warrants in two tranches and Great South Land Minerals Limited issued a floating rate note, each as detailed below, and Wind City Inc. loaned $4,000,000 to Great South Land Minerals Limited used the proceeds from the loan to fund seismic services by Terrex Seismic, to purchase a newly constructed drilling rig from George E. Failing Company and acquire certain related support equipment. These assets have been transported to Great South Land Minerals Limited’s property in Tasmania for the purpose of exploring the license area in compliance with the license requirements.

Under the terms of the Purchase Agreement Wind City Inc. acquired a warrant to acquire 26,666,667 shares of the Company’s class A common stock and a second warrant to acquire 33,333,333 shares of the Company’s class A common stock, exercisable in each case prior to November 30, 2007 at a price of $0.15; and Wind City Inc. acquired a floating rate note. If the floating rate note is still outstanding at the time of exercise of the warrant relating to the 26,666,667 shares, the note may be tendered as consideration for the shares in lieu of cash payment. The Note carries interest at 4% over the prime rate and is repayable on or before May 31, 2008. Empire guaranteed payment of all amounts owing by Great South Land Minerals Limited under the Floating Rate Note. The net cash proceeds received by the Company from any exercise of the warrants (after repayment of the loan) would be used by the Company to fund continuing exploration of the petroleum license held by Great South Land Minerals Limited. Empire pledged as security for performance of both its and Great South Land Minerals Limited’s obligations under the Note its equity interest in Pacific Rim Foods Limited including any future-acquired securities issued by Pacific Rim and Cyber Finance Group Limited’s ordinary shares of Zeehan Zinc Limited.

Wind City Inc. granted to Cyber Finance Group Limited a put option that allows Cyber Finance Group Limited at any time during the exercise period of January 1, 2007 to January 15, 2007, to require Wind City Inc. to purchase 4,500,000 of Cyber Finance Group Limited’s ordinary shares of Zeehan Zinc Limited at a price of US $1.00 per share. This option was exercised and the Zeehan shares were sold to Wind City Inc. in 2007.

OUR TWELVE MONTH PLAN

We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited , Bob Owen & Co., and Expedia International and control over 51% of Pacific Rim Foods, Ltd. Great South Land Minerals Limited undertakes all of our Tasmanian operations. Cyber Finance Group Limited holds a 2% stake in Zeehan Zinc Limited and is otherwise dormant. Although we had a letter of intent with the board of directors of Zeehan Zinc Limited to acquire the balance of the Company, as discussed in detail above, we now expect the Zeehan Zinc Limited acquisition not to be commercially feasible since Zeehan Zinc Limited has now become a publicly listed company on the Alternative Investment Market (AIM) of the London Stock Exchange Limited. As at March 30, 2006, the market capitalization of Zeehan Zinc Limited was approximately US $60 million. Bob Owen & Co. is not actively conducting business. Expedia International is a company incorporated under the laws of the British Virgin Islands and was acquired to act as our joint venture counter-party with Batego Limited in developing and exploiting intellectual property owned by Batego Limited. Pacific Rim Foods Ltd a company incorporated under the laws of Mauritius, has interests in the Chinese shelf stable foods industry, notably through the ownership of corn canneries, distributed under one of the oldest brand names in China.

On April 3, 2007, we entered into two separate agreements with Libertas Capital Corporate Finance Limited & Libertas Capital Securities Limited to represent us as Nominated Advisor and Broker respectively in floating onto the AIM market of the London Stock Exchange the business of Great South Land Minerals Limited and Pacific Rim Foods. The scope of the engagements may constitute the introduction to trading on AIM of the shares of Great South Land Minerals Limited and Pacific Rim, or that of a special purpose vehicle established for the transaction or other means to achieve the listings. Alternatively, the scope may involve a dual listing of Empire Energy onto AIM. Fundraising options prior to, on or follow admission are also included within the agreements.

Great South Land Minerals Technical Program

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure as defined under contract which meets its expenditure obligations under the license conditions (refer Table 3 and rider). The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has claimed reported cumulative expenditure to date of AUD $27.2 million (US $21.4 million), exceeding the license conditions.

Terrex Seismic is currently undertaking a AUD $4.4 million seismic survey (of which approximately AUD $2.2 million has been pre-paid) which is a continuation of the approximately AUD $2.23 million 2006 program, In the 2001 survey, at a cost of approximately AUD $3.3 million, we acquired 660 line kilometers of survey. When we complete the 2007 survey approximately 518 line kilometers should have been acquired. This should total 1,846 line kilometers at a total cumulative cost of over AUD $10.0 million (USD $7.9 million). These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas.

The seismic trucks commenced work on a 58.76 kilometer survey in Tasmania around the township of Zeehan on March 20, 2007 and finished the survey and commenced work on Special Exploration License 13/98 in April. The information obtained from this activity will assist with the interpretation of the seismic signature of deeper rock sequences under the Tasmania Basin which we have classified as being within the Larapintine petroleum system. It is one of three petroleum systems currently identified as prospective onshore Tasmania and the Gondwana Land System which outcrops at the surface (commonly known as the Tasmania Basin) is analogous to the Cooper Basin (in central Australia) which was discovered in the early 1960’s.

Dr David Leaman of Leaman Geophysics is reviewing the geology and geophysics of the Central Highlands of Tasmania, using data acquired from the 2001 and 2006 seismic surveys and previous extensive regional ground gravity and aerial magnetic surveys acquired during the last 20 years. This will assist in further defining drilling targets and will form the basis of well location, design and engineering. He is also currently coordinating a more detailed prospect definition gravity survey which will assist with the interpretation and analysis of the seismic results. The gravity data is being acquired by independent contractor Solo Geophysics. On the basis of Dr David Leaman’s initial advice, a number of additional seismic lines have been acquired as part of the current 2007 seismic program. The objective is to assist in defining the apex of the domal (anticlinal) structures and therefore the site of future exploration wells.

In the fourth quarter, Australian summer 2007, we expect to have the seismic trucks revisit certain areas identified by the 2D survey as the apex of potential targets that have positive results for potential oil and gas traps and then engage in 3D surveys to supplement and expand earlier data with the view of assisting in the management of an extraction plan should our exploration wells be successful in discovering reserves which can be produced.

Pacific Rim Foods Limited

With respect to our Pacific Rim Foods Ltd. subsidiary, we acquired our interest in this entity in consideration of issuing 9,000,000 shares of our common stock to Pacific Rim Foods Ltd. Pacific Rim is controlled by Mr. Tad Ballantyne, a director of Empire, who has been principally engaged in the food processing industry for a substantial part of his career. Mr. Ballantyne has substantial contacts in China and has negotiated on behalf of Pacific Rim (1) the acquisition of the brand name “Jimei,” subject to certain terms and conditions of a Transfer Agreement; (2) the purchase of canned inventory, subject to Inventory Purchase Agreements; (3) a contract to acquire a 49% interest in Jilin Jimei Foods Ltd. with its canning facilities located in Jilin Province, subject only to Pacific Rim approval of a balance sheet audit which is to be received by the end of June 2007; and (4) a two-year lease of a canning facility and of agricultural acreage in Liaoning Province. These activities were completed using the $300,000 advance from Empire Energy made to Pacific Rim in March 2006 and proceeds from sales of Pacific Rim convertible preferred stock.

Since we initially acquired our position in Pacific Rim, the company has issued additional shares, resulting in our ownership decreasing to 47.3% of the issued and outstanding shares as of March 28, 2007. In order to retain control of Pacific Rim, we entered into a voting agreement with an affiliate of Mr. Ballantyne giving us voting control over 92.6% of the presently issued and outstanding shares. Pacific Rim has issued certain securities with an option to convert into Pacific Rim common stock. If all holders of those securities elected to convert their securities into Pacific Rim common stock, our economic interest would decrease to 38.5% and our voting control to 75.5%.

Pacific Rim Foods Ltd. is currently reviewing two potential acquisitions in the canning industry as well as exploring a reverse merger opportunity with a London Stock exchange AIM listed “shell” company and to this end it is in discussion with Libertas Capital concerning both the merger and potential post merger capital needs should additional acquisition targets enter into agreement. As a result of Pacific Rim’s prior success at raising working capital, we do not believe Pacific Rim Foods needs any additional funds from Empire Energy prior to becoming fully operational.

Expedia International

During the second quarter of 2006, a subsidiary of Empire, Expedia International, entered into a joint venture agreement whereby it should have a substantial operating role in developing and exploiting an exclusive license held by the joint venture for the nanokey ball mill technology. While this technology is currently being developed for use on Zeehan Zinc Limited properties, management believes it has several other significant markets which we plan to develop commencing in approximately the last quarter of 2006. These technologies include the building materials discussed above, as well as production of ink products.

We intend in 2007 to set up a nanokey ball mill which may be used to liquefy the ore extracted from the mines which is a more environmentally friendly method of separating valuable metals from ore and also permits the manufacture of building materials from the residual materials. During 2007, we intend on setting up the initial trial of the nanokey ball mill. During that same quarter, we expect Zeehan Zinc Limited to commence mining operations through open pit mine developments. At the present time, management of Zeehan Zinc Limited believes that it should be able to commence production of ore concentrates for shipment to a smelter in the second quarter of 2007, although, Zeehan Zinc Limited does not expect to generate revenue until the second quarter of 2007.

Liquidity and future capital requirements

Liquidity

On December 31, 2006, the Company had $1,457,267 in cash, $1,951,181 in prepayments of exploration costs, $94,605 in receivables and $2,965,427 in current liabilities. The liabilities include approximately $117,409 in convertible debentures and the remainder substantially in trade payables and accrued expenses. Net cash used in operating activities for the twelve months ended December 31, 2006 was $5,375,773 compared to $510,895 for the twelve months ended December 31, 2005. Cash used in investing activities during the twelve months ended December 31, 2006 was $1,484,699, including $1,337,548 property and equipment purchases. Net cash provided by financing activities was $5,700,000 from sale of notes payable and $2,031,000 from sale of common stock and $781,741 from the sale of minority interests. Net cash of $8,512,741 was provided by financing activities during the twelve months ended 31, December 2006. Subsequently, in January 2007 we received US $4.5 million for the sale at US $1.00 per share, 4,500,000 Zeehan Zinc Limited shares. Additional financing may be needed to develop the license property and pursue the company’s business plan.

Capital requirements

Infrastructure

For the planning period to September 2009 (2  1/2 years), we have currently budgeted US $3.5 million to sustain Tasmanian operations, with our International offices estimated to cost US $5.0 (United Kingdom and United States of America) over the same period.

Exploration & Development

Notwithstanding the fact that Great South Land Minerals Limited maintains it has exceeded its expenditure obligations to meet the license conditions (refer Table 3 and rider), Empire Energy Corporation International is pursing an aggressive drilling and seismic program with the intention of discovering oil and gas and therefore potentially going into commercial production before the end of the present license period.

The current Seismic program has an allowance of US $3.5 million (Phase A and Phase B). Phase B 3D Seismic is based on a budget of US $4.0 million, totaling US $7.5 million. This should bring our total expenditure on Seismic acquisition to over AUD $10 million. Our on-going gravity survey is estimated to cost a further US $500,000.

Additional drilling equipment is estimated to cost US $1.6 million to sustain drilling operations. The 14 well drilling program is estimated to cost a total of US $11 million. Mud and wire logging is estimated to cost US $5.5 million and processing and interpretation and related costs are estimated at US $1 million.

Total program costs are estimated at US $36.5 million over the 2  1/2 year period to September 2009 which is approximately US $14 million per annum. We currently have US $17.0 million in existing potential possible funding sources to cover the next 12 months operations, prior to the inclusion of the target Alternative Investment Market capital raising.

We have current identified actual and potential sources of funding available to the company of US $27.6 million without regard to capital raising beyond those currently planned.

Additional funding

Sources of additional funding identified and currently being pursued by Empire Energy Corporation International are:

•	Capital raising & potential dual listing of Empire and Great South Land Minerals Limited to raise up to US $10 million (net of costs) on NASDAQ and Alternative Investment Market listing in London.

•	Potential capital raise of US $5 million by a United States based securities broker.

•	Potential private placement options from independent investors amounting to US $10 million.

•	Exercise of Empire warrants and agreements totaling US$7 million.

•	Other revenues and investments in subsidiary entities.

Table 7

Potential Sources of Funds

to meet expected capital requirements to 2009

USD/AUD exchange	0.7893

Sources of Funds

Controlled Funds	USD	AUD
Empire Energy	$1,500,000	$1,900,418
Zeehan Zinc Shares	$2,800,000	$3,547,447
Pacific Rim	$2,500,000	$3,167,363
Drilling Revenue - Zeehan	$315,720	$400,000
Drilling Revenue – MRA et al	$394,650	$500,000
Zeehan Seismic	$394,650	$500,000

Total Controlled	$7,905,020	$10,015,228

Empire Warrants
RAB	$2,000,000	$2,533,891
Wind City	$5,000,000	$6,334,727
Options 1.5M @ $0.10	$150,000	$190,042
Option 9M @ $0.15 (A$0.20)	$1,350,000	$1,710,376

Total Market Dependent	$8,500,000	$10,769,036

Total Sources Available	$16,405,020	$20,784,264

plus Cash on Hand 31/12/2006	$1,457,267	$1,846,278

Total Existing Sources	$17,862,287	$22,630,542

Potential Private Placement 1	$5,000,000	$6,334,727

Potential Private Placement 2	$5,000,000	$6,334,727

Public Capital Target Funding	$10,000,000	$12,669,454

Total	$37,862,287	$47,969,450

Having already exceeded our expenditure requirements to meet the license conditions (refer Table 3 and rider), Empire has raised through other private offerings approximately $3.4 million by issuing shares of common stock, Class A and Class B warrants and a convertible debenture in the amount of $1.5 million. Proceeds were used to repay a short-term promissory note in the amount of $1 million without interest, to make a substantial deposit (AUD $3.0 million) on the seismic surveys to be performed by Terrex in Special Exploration License 13/98, to purchase certain inventory for our Pacific Rim Foods subsidiary, to extend a loan to Zeehan Zinc Limited and for other general corporate purposes. We may need additional funds for Terrex to complete the proposed seismic survey, which could be payable early in the third quarter of this year. Once Terrex completes the survey, we intend to commence drilling our first exploratory well at Lachish No. 1, assuming the seismic survey confirms our geological model. The Company intends on calling on M&R Associates to engage in a joint venture with respect to two locations that they have chosen to drill on within their joint venture area, and have also commenced negotiations with certain contacts based in China for additional exploration joint venture partners which joint ventures we believe may be consummated before the end of the third quarter. We expect the seismic survey to continue through the second quarter of 2007 and lead to the start of our drilling campaign. We hope to drill five additional pre-collar holes during the third quarter of 2007.

Results of operations

Since the inception of our current business plan following our merger with Great South Land Minerals Limited in 2005, our operations have consisted primarily of various start-up activities relating to our current business, including seeking institutional investors, locating joint venture partners, engaging firms to conduct seismic surveys in order to comply with leasehold conditions, incurring strategic investments and developing our long term business strategies.

During 2006, the combined Company generated no revenue. The combined Company generated a loss of $9,030,480 by incurring general and administrative expenses of $5,160,355 primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and incurred $1,794,831 to pursue the Great South Land Minerals Limited exploration activities and $698,000 for Zeehan Zinc Limited development activities. During the year ended December 31, 2005, the Company (then Great South Land Minerals Limited alone) also generated no revenue.

Critical accounting policies

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States requires management to use judgment in making estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities and the reported amounts of revenue and expenses. The following accounting policies are based on, among other things, judgments and assumptions made by management that include inherent risks and uncertainties. Management’s estimates are based on the relevant information available at the end of each period.

Principles of Consolidation: The consolidated financial statements include the accounts of Empire (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Equity Investment: In November 2005, Empire acquired a British Virgin Islands Company, Cyber Finance Group Limited Finance Group Limited Group Limited in exchange for 37.5 million shares of newly issued Empire common stock. The sole asset of Cyber Finance Group Limited at that time was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited, then representing approximately 37.5% of the total outstanding shares of Zeehan Zinc Limited. We presently possess 2% of the outstanding shares of Zeehan Zinc Limited. At December 31, 2006, we have applied the equity method to the value of the shares in Zeehan Zinc Limited, as this was applied on the basis that the investment in Zeehan Zinc Limited at one time exceed 20%. As at balance sheet date, it has been accounted for using the cost basis method, where the investment is carried at cost.

Going Concern and Liquidity: Empire is in the development stage, devoting substantially all of its efforts to exploration and raising financing. Empire has substantially funded its operations with proceeds from the issuance of common stock, warrants and convertible securities. In the course of its exploration activities, Empire has sustained operating losses and expects such losses to continue for the foreseeable future. Empire intends to finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and generation of revenues once commercial operations get underway. However, the Company has yet to generate any significant revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

Revenue Recognition: Interest revenue is recognized as it accrues, taking into account the effective yield on the financial asset. Other revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is delivered.

Capitalization of Oil and Gas Expenditures: Acquisitions costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged against income as incurred. Exploratory drilling costs are expensed but if proves to have a commercial reserve, the costs associated with that well are capitalized and amortised over the expected life of the well., Development costs are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

Receivables: The collectability of receivables is assessed and an allowance is made for any doubtful accounts. Net Receivables at December 31, 2006 $94,605 which have been reduced by an allowance of $31,572 compared to $22,884 for the previous year.

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

Foreign Currency Translation: The functional currency of Great South Land Minerals Limited is the Australian dollar. Financial statements for Great South Land Minerals Limited are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Capital accounts are translated at their historical exchange rates when capital transactions occurred.

Off balance sheet arrangements

Empire has no off-balance sheet arrangements.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, forward-looking statements are inherently subject to known and unknown risks, business, economic and other risks and uncertainties that may cause actual results to be materially different from those discussed in these forward-looking statements. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. We assume no obligation to update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, other than as may be required by applicable law or regulation. Readers are urged to carefully review and consider the various disclosures made by us in our reports filed with the Securities and Exchange Commission which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operation and cash flows. If one or more of these risks or uncertainties materialize, or if the underlying assumptions prove incorrect, our actual results may vary materially from those expected or projected. We may have little likelihood of long-term success unless we are able to continue to raise capital from the sale of our securities until, if ever, we generate positive cash flow from operations.

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

Our business is capital intensive. We must invest a significant amount in development and exploration activities. We are currently making and intend to continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves. If our capital resources diminish as a result of operating difficulties, we may not be able to meet the exploration expenditure requirements of our petroleum license – thus voiding the license. The license is our single most important asset and its loss would result in a substantial decrease in our ability to eventually become a profit-generating company.

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

Great South Land Minerals Limited has experienced negative cash flow since its inception. Since the merger, we have continued operations in Tasmania in the same fashion that Great South Land Minerals Limited did. We are strictly in the exploration phase and have no proven petroleum reserves. We expect to continue to incur significant expenses over the next several years with our operations, including further seismic studies and exploratory drilling. Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would be no less than US$ 1.2 million each.

New investors may require participation interests which could decrease future profitability.

The pace of exploration and the level of operations may be determined by the amount of funding available. If funding is limited, exploration may be continued under agreements that provide investors with a participation interest in a particular property held by us. Under this type of arrangement, an investor would invest in specific property and receive a negotiated interest in that specific property. This could reduce the potential profitability of the remaining interest in the property and reduce our ability to control and manage the property.

The success of our business depends upon our ability to find, develop and acquire oil and gas reserves.

We expect, based on our previous testing of the area within Special Exploration License 13/98 and have applied for a 10,420 km Special Exploration License over an area of East Coast Tasmania, to find certain reserves of gas and oil that can be profitably exploited. There is, however, no guarantee that we will find reserves that will economically produce. Future drilling activities could subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. The occurrence of any of these events could significantly reduce our revenues or cause substantial losses, impairing our future operating results. Empire Energy may become subject to liability for pollution, blow-outs or other hazards. We intend to obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our properties and assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

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

We expect to sell our oil and natural gas production under agreements that may be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur may be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the United States dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. Local operations may require funding that exceeds operating cash flow and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding.

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

We do not intend to declare dividends for the foreseeable future, as we anticipate that we may reinvest any future earnings in the development and growth of our business. Therefore, investors will not receive any funds unless they sell their common stock, and stockholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

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

Attached hereto and incorporated by this reference are the Company’s audited consolidated financial statements as of December 31, 2006 and for the years ended December 31, 2006 and 2005.

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

Item 8B.	Other Information.

See the description of our recent fund raising in Item 6 under the heading “Overview” on page 20.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

Name	Age	Position
Malcolm R. Bendall	48	President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director
John C. Garrison	55	Secretary and Director
Tad M. Ballantyne	51	Director
Keith W. Laing	70	Chairman of the Board of Directors
Clive F. Burrett	58	Director

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

The Company’s board of directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document. Mr. John C. Garrison functions as a financial expert when the board acts in the role of an audit committee, but Mr. Garrison serves as company secretary and assists in our internal accounting functions and cannot be considered independent.

Malcolm R. Bendall

Mr. Bendall was appointed to the board of directors of Empire Energy on June 4, 2004 for the purpose of progressing the merger between Great South Land Minerals Limited and Empire Energy and Mr. Bendall was a founding director of Great Southland Minerals Limited. Mr. Bendall has been involved in organizations investigating the viability of petroleum resources in Special Exploration License 13/98 since 1978. Mr. Bendall has worked as a mine manager and drill supervisor and has been published in two international petroleum magazines. He is a fellow of the Institute of Company Directors, Tasmania.

John C. Garrison

John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over twenty-five years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of Quest Resources, Inc., a publicly traded energy company. He is licensed to practice public accountancy in Kansas and Missouri and has been involved in an active practice since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University in 1974.

Tad M. Ballantyne

Tad M. Ballantyne, was appointed as an independent member of the board of directors in October 2005 and serves as President of our subsidiary Pacific Rim since March 2006. Mr. Ballantyne has been CEO of Hoopeston Foods, Inc. since March of 2004. Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc., and is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., L.C. Thomn Inc., Jilin Jimei Foods, Ltd., Pacific Rim, and other companies engaged in manufacturing and food processing industries as well as real estate acquisition. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 15 years, Mr. Ballantyne has been, on a global basis, in the business of acquiring and operating troubled companies or assets being divested by public and private companies. In addition, he has been both an officer and director of a public company, Amacan Resources Corporation, previously engaged in the oil and gas business on the production and refining side. He holds a Bachelor of Arts degree in business management from the University of Wisconsin.

Clive F. Burrett

Dr. Clive Burrett of Hobart, Tasmania, was appointed to the board of directors in October 2005. Dr. Burrett was a founding member of the Board of Directors of Great South Land Minerals Limited which is a wholly owned subsidiary of Empire. He currently serves as President of Great South Land Minerals Limited. Dr. Burrett received his Bachelor of

Science with honors from the University of London in 1970, and a PhD from the University of Tasmania in 1978. He was a Professor of Geology in the School of Earth Sciences in the University of Tasmania. He previously served as Chairman of the Department of Geology from 1998 to 2002. He has published over 100 scientific papers and edited the standard volume on the “Geology of Tasmania.” He has also supervised a graduate study focusing on the Paleozoic basin evolution in Tasmania and Laos. Dr. Burrett has consulted on applied aspects of basin evolution, petroleum, lead and zinc deposits to companies such as Shell, CRA, Oxania and BHP in Australia, Oman, Laos, China and Thailand.

Keith W. Laing

Keith W. Laing of Melbourne, Australia, was appointed as an independent member of the board of directors in October 2005 and appointed as Chairman of the Board of Directors in November 2005. In January 2007, Mr. Laing resigned from his position as Director of Empire Energy to focus his work directly with our wholly-owned subsidiary Expedia International Limited. Mr. Laing brought to the board extensive experience in the management of treasury activities and operational planning, particularly in the optimal usage of significant mining assets, coal and gas power facilities and labor-intensive service provisioning for large infrastructure projects. He previously held several executive positions in finance, planning and operations in the State Electricity Commission of Victoria, Australia, for a period of more than 20 years prior to its privatization. As treasurer of the Commission, he managed a A$2B annual budget and all long term funding requirements. He also served as Operational Planning Engineer for a period of time where he controlled the use of A$8B of worth in plant and equipment as well as the logistical requirements of the distribution and transmission of all assets. Mr. Laing’s experience in the power industry has also been supplemented by several years in consulting challenged businesses on methods to restore positive cash flow and stability. He operated his own consulting company specializing in operations research, business recoveries and advice on business matters, particularly to companies involved in electricity generation, gas transportation, electricity transmission and distribution, and marketing. He is an international expert in power systems reliability.

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

Code of Ethics

A code of ethics relates to written standards that are reasonably designed to deter wrongdoing and to promote:

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

Item 10.	Executive Compensation

Table 8

Summary Compensation Table for 2006 and 2005

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earrings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Malcolm Bendall	2006	157,704	—	939,000	215,333	—	—	—	1,312,037
Principal Executive Officer	2005	450,973	—	—	—	—	—	—	450,973

Mr. Bendall earned compensation through his consulting company Bass Gas and Oil of 157,704 during 2006. In December 2006, three year options to purchase common shares at a price of $0.16 were vested. Also in December 2006, Mr. Bendall agreed to settle company liabilities owed to him and he received bonus compensation. Both amounts were paid by the company issuing a total of 26,000,000 common shares.

Table 9

Outstanding Equity Awards At December 31, 2006

(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Malcolm Bendall	6,000,000	0.16	31/12/2009
Principal Executive Officer
Principal Financial Officer
Named Executive Officer

Table 10

Director Compensation For 2006

Name (a)	Directors Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Tad Ballantyne	—	—	(1)	(1)
Clive Burrett	—	21,533	(2)	77,617
John Garrison	—	—	(3)	(3)
Keith Laing	—	—	—	—

(1)	Mr. Ballantyne also serves as manager of the Pacific Rim subsidiary and received 1,500,000 shares of Empire common stock valued at $225,000 in 2006 as compensation for a five year management agreement.

(2)	Mr. Burrett also serves as a director and manager of the Great South Land Minerals Limited Subsidiary and received compensation of 56,084 in that capacity. In December 2006, three year options to purchase 600,000 shares of common stock at a price of $0.16 were vested.

(3)	Mr. Garrison earned consulting and accounting fees in the amount of $190,000 during 2006.

Table 11

Equity compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders
Stock Option Plan	9,000,000	$0.16
Equity compensation plans not approved by security holders
None	—
Total	9,000,000

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2007 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock (aggregate of Class A and Class B); (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 16801 West 116th Street, Ste. 100, Lenexa, Kansas, 66219. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following March 30, 2007 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all shares of Class B redeemable common stock have been converted on a one-for-one basis into corresponding shares of our Class A common stock.

Table 12

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Class A Common Stock	Malcolm R. Bendall 37 Nicholas Drive Sandy Bay, Hobart, Tasmania Australia 7005	26,050,000(1) Direct 7,739,434 Indirect Direct option to acquire 6,000,000 shares at $.20AU	18.7%

Class A Common Stock	John C. Garrison 7211 High Drive Prairie Village, KS 66208	22,288 Direct	*

Class A Common Stock	Tad M. Ballantyne 3505 Chatham Street Racine, WI 53402 USA	9,000,000(2)	4.4%

Class A Common Stock	Clive F. Burrett 22 Hinman Drive Kingston, Tasmania 7050	565,632 Direct Option to acquire 600,000 more at AU $0.20 per share	*

Class A Common Stock	Keith W. Laing 42/3 Seisman Place Port Melbourne Vic 3207 Australia		*

All officers and directors as a group		49,896,354	23.4%

Class A Common Stock	Pacific Rim Foods Ltd. 3505 Chatham Street Racine, WI 53402 USA	9,000,000	4.4%

Class A Common Stock	RAB Special Situations Master Fund Limited 1 Adam Street London, England WG2N 6LE	17,100,000(3)	8.3%

Class A Common Stock	Wind City Inc., Inc. c/- 501 Brickell Key Drive Suite 200 Miami, FL 33131 USA	Direct Warrants to acquire 60,000,000 shares at $0.15 US	22.6%

*	less than 1%

(1)	Of the indirect shares, 7,739,434 are owned by trusts or entities controlled by Mr. Bendall and 26,050,000 issued in Mr. Bendall’s name.

(2)	This number includes 7,500,000 shares owned by Pacific Rim. of which Mr. Ballantyne is the Chairman and CEO and has the right to vote and depository power over 49% ownership and 1,500,000 shares held by Mackay Limited Partnership, over which Mr. Ballantyne has control.

(3)	This number does not include the shares of stock in the aggregate amount of 21,883,333 underlying the Class A Warrants, Class B Warrants and 6% convertible debenture held by the investor. Each of these warrants and the convertible debenture has restrictions on exercise or conversion such that the holder’s beneficial ownership interest may not exceed 9.99% of the issuer’s issued and outstanding voting securities at the time of any such conversion or exercise.

There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 12.	Certain Relationships and Related Transactions.

A number of directors of Empire and its subsidiaries hold positions in other entities that result in them having control or significant influence over the financial or operating policies of those entities. The terms and conditions of the transactions with directors and their director related entities were no more favorable than those available, or which might reasonably be expected to be available, on similar transactions to non-director related entities on an arms length basis.

Effective April 1, 2002, Great South Land Minerals Limited signed a consultancy agreement with Bass Gas and Oil Pty Ltd to receive the services of Mr. Bendall. The agreement continues until April 1, 2007. Mr. Bendall is to provide us with professional guidance, advice and assistance in the general area of oil and gas exploration. In return for providing these services, Bass Gas and Oil Pty Ltd is entitled to receive $13,142 per month from Great South Land Minerals Limited. After the term expiry, the agreement will be extended for a further 5 year period.

From time to time the Company requires funding for short term needs which are supplied by an entity associated with Mr. Bendall. Since January 1, 2005, that entity has provided funding amounting to approximately $312,508 to the Company. These advances are unsecured, are not repayable before June 30, 2007 and to date have been interest free. At December 31, 2006, loans to the Company from Mr. Bendall totaled $1,446,022 in addition to expenses accrued and accrued but unpaid wages. These funds advanced were settled along with additional past expense claims and compensation claims of Mr. Bendall in exchange for 26 million common shares as designated in March 2006.

Two former directors of Great South Land Minerals Limited, Messrs. D. Tanner and R. Watson, have personally provided joint and several guarantees, on behalf of Great South Land Minerals Limited, in favor of Mineral Resources of Tasmania, the government body responsible for the activities of Great South Land Minerals Limited. This guarantee is for a total of $54,758, and relates to future environmental rehabilitation costs that may arise in respect of exploration activities within Special Exploration License 13/98.

From January 1, 2006 to December 31, 2006 Empire did not issue any shares or options to directors, director related entities or officers of the Company other than assuming Great South Land Minerals Limited obligations for existing option holder directors as part of the reverse merger. Great South Land Minerals Limited options issued in October 2003 may be exercised at a price of AUD $0.01 and are valid until December 31, 2006. After the successful acquisition of Great South Land Minerals Limited by Empire as at April 6, 2005, Great South Land Minerals Limited transferred these options to Empire for redemption. The exercise price of each option at December 31, 2005 in USD $ was $0.007301. All options were exercised in 2006.

In earlier periods, Empire made conditional offers of share options covering 9,000,000 shares to Directors, Director Related Entities and officers of the Company. The issue of any of these options is conditional on the successful completion of the merger with Empire, the extension of the license over key areas of Special Exploration License 13/98 and the securing of additional available funding of at least AUD $15,000,000 before December 31 ,2006 (USD $10,951,000 at December 31, 2005 interbank spot exchange rates). These options have a term of three years and an exercise price of AUD $0.20. Following the successful acquisition of Great South Land Minerals Limited by Empire as at April 6, 2005, these options have been transferred to Empire for redemption. The exercise price of each option at December 31, 2006 in USD $ is $0.1579.

Empire in April 2006 completed a private placement with RAB Special Situations (Master) Fund Limited, wherein RAB acquired shares of our common stock, a 6% convertible debenture, Class A Warrants and Class B Warrants. Details about the transaction and the terms of the securities are set out in “Description of Business – Recent Developments” above.

In December 2006, Empire and its subsidiaries Great South Land Minerals Limited and Cyber Finance Group Limited closed a financing transaction with Wind City Inc., a Delaware corporation, pursuant to a Note and Warrant Purchase Agreement and related documents. Under this agreement, Empire issued warrants in two tranches and Great South Land Minerals Limited issued a floating rate note, each as detailed below, and Wind City Inc. loaned $4,000,000 to Great South Land Minerals Limited. Great South Land Minerals Limited used the proceeds from the loan to fund seismic services by Terrex Seismic, to purchase a newly constructed drilling rig from George E. Failing Company and acquire certain related support equipment. These assets are being transported to Great South Land Minerals Limited’s property in Tasmania for the purpose of exploring the license area in compliance with the license requirements. Details about the transaction and the terms of the securities are set out in “Description of Business – Recent Developments” above.

As part of this transaction, Wind City Inc. acquired a warrant to acquire 26,666,667 shares of the Company’s class A common stock and a second warrant to acquire 33,333,333 shares of the Company’s class A common stock, exercisable in each case prior to November 30, 2007 at a price of $0.15. If the floating rate note is still outstanding at the time of exercise of the warrant relating to the 26,666,667 shares, the note should be tendered as consideration for the shares in lieu of cash payment. The note carries interest at 4% over the prime rate and is repayable on or before May 31, 2008. Empire guaranteed payment of all amounts owing by Great South Land Minerals Limited under the floating rate note. The net cash proceeds received by the Company from any exercise of the warrants (after repayment of the loan) would be used by the Company to fund continuing exploration of the petroleum license held by Great South Land Minerals Limited. Empire pledged as security for performance of both its and Great South Land Minerals Limited’s obligations under the Note its equity interest in Pacific Rim Foods Limited including any future-acquired securities issued by Pacific Rim and Cyber Finance Group Limited’s 7,281,407 ordinary shares

Item 13.	Exhibits.

(a) The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description

3.1	Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on April 22, 2004, incorporated by reference to Exhibit 3 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

3.2	Bylaws of Empire Energy Corporation International, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on March 8, 2005.

10.1	Letter of Intent to Acquire Zeehan Zinc Limited, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on September 9, 2005

10.2	Subscription Agreement dated March 21, 2006 by RAB Special Situations (Master) Fund Limited for the purchase of common stock and Class A warrant, incorporated by reference to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.3	Subscription Agreement dated March 21, 2006 by RAB Special Situations (Master) Fund for the purchase of a $1,500,000 6% convertible debenture and Class B warrant to acquire 5,000,000 shares of common stock, incorporated by reference to Exhibit 10.3 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.4	$1,500,000 6% convertible debenture due March 14, 2008 issued to RAB Special Situations (Master) Fund Limited, incorporated by reference to Exhibit 10.4 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.5	Class A warrant issued to RAB Special Situations (Master) Fund Limited to acquire 8,550,000 shares of common stock at $0.13, incorporated by reference to Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.6	Class B warrant issued to RAB Special Situations (Master) Fund Limited to acquire 5,000,000 shares of common stock at $0.18, incorporated by reference to Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

Exhibit No.	Description

10.7	Consulting Agreement between Avalor Capital, LLC and Empire Energy Corporation International, incorporated by reference to Exhibit 10.1 to Form 10-KSB filed with the Securities and Exchange Commission on March 4, 2005

10.8	Farm-in Agreement – Special Exploration Licence 13/98 between MR Associates LLP and Great South Land Minerals Limited, dated December 20, 2005, incorporated by reference to Exhibit 10.8 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.9	Joint Venture Agreement between Expedia International Limited and Batego Limited, dated June 25, 2006, incorporated by reference to Exhibit 10.9 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.10	Form of subscription agreement for the purchase of Units comprising one share of common stock of Pacific Rim Foods and a Class A warrant to acquire 1,250 shares of Class A common stock of Empire Energy presently held by Pacific Rim Foods, incorporated by reference to Exhibit 10.10 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.11	Form of Pacific Rim Foods Class A Warrant, incorporated by reference to Exhibit 10.11 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.12	Note and Warrant to Purchase Agreement dated December 8, 2006 in the amount of $4,000,000 by and between Wind City Inc., Inc. and Great South Land Minerals Limited guaranteed by Empire Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 10, 2007

10.13	Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Great South Land Minerals Limited and Empire Energy Corporation*

10.14	Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Pacific Rim Foods Limited and Empire Energy Corporation*

23.1	Consent of Anderson & Schwab Australia Limited dated April 14, 2006, incorporated by reference to Exhibit 10.8 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

23.2	Consent of UHY Haines Norton, Independent Registered Public Accounting Firm*

31	Rule 13a-14 Certification*

32	Section 1350 Certification*

99.1	Review and Valuation of the Mineral Assets of Zeehan Zinc Limited dated December 1, 2005 prepared by Anderson & Schwab Australia Limited, incorporated by reference to Exhibit 99.1 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

*	Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the annual reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2006 were AUD$105,000 and December 31, 2005 were AUD$105,000 respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 were AUD $15,000 and December 31, 2005 AUD $0 respectively.

Tax Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and December 31, 2005 were $0 and $0 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006.

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2006, were approved by the Board of Directors.

Independent Auditors’ Report

To the Board of Directors and Stockholders

Empire Energy Corporation International

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International and its subsidiaries (the “Company”) (a development stage company) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2006, and for the period from March 15, 1995 (date of inception) to December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements for the period from July 1, 1997 through June 30, 2002, were audited by other auditors. Those auditors expressed an unqualified opinion on financial statements for the years ended 30 June 1999 to 2002 and stated that they did not audit the financial statements of the Company for the period from March 15, 1995 (date of inception) to June 30, 1997. The financial statements for the period from March 15, 1995 (date of inception) to June 30, 2002 reflect total net losses of $5,328,437 of the cumulative totals. The other auditors’ reports have been furnished to the directors, and our opinion, insofar as it relates to amounts included for such other period, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International and its subsidiaries as of December 31, 2006 and 2005, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2006 and for the period from March 15, 1995 (date of inception) to December 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements for the year ended December 31, 2006 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses in recent years, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

M D Nicholaeff	UHY Haines Norton
Partner	Chartered Accountants

Dated 16 April 2007
Sydney, Australia

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

December 31, 2006

	December 31, 2006	December 31, 2005
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	1,457,267	6,084
Receivables net of impairment	94,605	22,884
Prepayments	1,951,181	—
Inventory Advances	520,020	—
Value of put option	2,655,000	—

TOTAL CURRENT ASSETS	6,678,073	28,968
MARKETABLE SECURITIES	157,677	—
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	3,012,956	5,969,000
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	—
INVESTMENT IN TECHNOLOGY LICENSE	3,925,000	—
PROPERTY AND EQUIPMENT, NET	1,359,554	3,874

TOTAL ASSETS	15,213,260	6,001,842

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	2,780,518	1,329,339
Accrued Liabilities	67,500	—
Current portion of long term debt	117,409	269,956

TOTAL CURRENT LIABILITIES	2,965,427	1,599,295
LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	212,011	2,733,255
Long term debt	4,762,118	—

TOTAL LIABILITIES	7,939,556	4,332,550

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	951,830	—

STOCKHOLDERS’ EQUITY
Class A Common stock, (300,000,000 authorized) issued with a par value of $0.001, 198,878,921 and 114,660,042 shares respectively outstanding	198,879	114,660
Class B Common stock, issued with a par value of $0.001, 101,782 and 103,386 shares respectively	102	103
Additional paid-in capital	26,543,332	12,728,396
Accumulated deficit during the development stage	(19,946,878)	(10,916,398)
Accumulated other comprehensive income (loss)	(473,561)	(257,469)

TOTAL STOCKHOLDERS’ EQUITY	6,321,874	1,669,292

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	15,213,260	6,001,842

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2006

	2006	2005	March 15, 1995 (Inception) to December 31, 2006
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	5,160,355	1,486,000	11,786,668
Exploration	1,794,831	276,513	5,848,615

TOTAL COSTS AND EXPENSES	6,955,186	1,762,513	17,635,283

LOSS FROM OPERATIONS	(6,955,186)	(1,762,513)	(17,635,283)
OTHER INCOME (EXPENSE)
Loss on sale of Zeehan shares	(1,227,512)	(31,000)	(1,227,512)
Other income	105,182	18,552	153,104
Loss on Zeehan’s equity investment	(698,000)	—	(729,000)
Minority interest	195,418	—	195,418
Interest (expense)	(450,382)	(122,886)	(703,605)

LOSS BEFORE INCOME TAXES	(9,030,480)	(1,897,847)	(19,946,878)
INCOME TAXES	—	—	—

NET LOSS	$(9,030,480)	$(1,897,847)	$(19,946,878)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.06)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	155,660,052	76,997,008

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through December 31, 2006

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(8,853)	—	—	—
Issuance of common stock: cash	1,000	1	—	—	745	—	—	746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	8,748,012	8,748	105,857	106	(8,108)	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—	—	—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	8,807,012	8,807	105,857	106	437,630	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139	—	—	86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—	—	—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	8,945,700	8,946	105,857	106	1,381,685	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70	—	—	328,899	—	—	328,969
Net loss	—	—	—	—	—	—	(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	9,015,281	9,016	105,857	106	1,710,584	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2006

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348	—	—	1,174,477	—	—	1,174,825
Issuance of common stock: services	23,317	23	—	—	67,863	—	—	67,886
Issuance of common stock: bonus issue	51,911,055	51,911	—	—	(51,911)	—	—	—
Net loss	—	—	—	—		—	(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	61,357,052	61,357	105,857	106	3,189,317	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609	—	—	590,642	—	—	591,251
Issuance of common stock: services	3,955,125	3,955	—	—	530,778	—	—	534,733
Stock issuance costs	—	—	—	—	(44,109)	—	—	(44,109)
Net loss	—	—	—	—	—	—	(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	65,921,177	65,921	105,857	106	4,266,628	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029	—	—	607,613	—	—	608,642
Issuance of common stock: services	3,955,125	3,955	—	—	2,119,156	—	—	2,123,111
Stock issuance costs	—	—	—	—	(286,040)	—	—	(286,040)
Net loss	—	—	—	—		—	(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	70,905,066	70,905	105,857	106	6,707,357	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247	—	—	159,926	—	—	160,173
Issuance of common stock: services	21,928	22	—	—	16,238	—	—	16,260
Stock issuance costs	—	—	—	—	2,007	—	—	2,007
Net loss	—	—	—	—	—	—	(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2006

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3))	—	—	—	—
Reverse Acquisition of GSLM	—	—	—	—	(213,249)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469))	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature; convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Warrants Issued: Wind City put option	—	—	—	—	2,655,000	—	—	2,655,000
Net loss for period	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874

Comprehensive Net Loss, 2006							(9,246,572)

Comprehensive Net Loss, 2005							(1,738,761)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31, 2006

	2006	2005	March 15, 1995 (Inception) to December 31, 2006
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(9,030,480)	(1,897,847)	(19,946,878)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment agreements	2,419,306	99,600	5,412,018
Stock options vested	323,640	—	323,640
Depreciation and impairment	33,722	9,276	68,320
Loss on disposition of investment	1,227,512	—	1,227,512
Loss on disposal of fixed assets	—	—	207
Loss on unconsolidated subsidiary	698,000	31,000	729,000
Change in minority interest	170,089	—	170,089
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(71,721)	6,440	(199,075)
(Increase) Decrease in prepaid expenses and other assets	(2,471,201)	173,069	(2,366,731)
Increase (Decrease) in payables	1,325,360	1,067,567	5,174,705

NET CASH USED IN OPERATING ACTIVITIES	(5,375,773)	(510,895)	(9,407,193)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan Zinc, Ltd. stock sales	105,532	—	105,532
Investment in China food brands	(80,000)	—	(80,000)
Purchase of property and equipment	(1,337,548)	—	(1,376,227)
Investment in Marketable Securities	(172,683)	—	(172,683)

NET CASH USED IN INVESTING ACTIVITIES	(1,484,699)	—	(1,523,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Proceeds from the sale of minority interests	781,741	—	781,741
Proceeds from issuance of notes payable	5,700,000	352,568	5,969,956
Proceeds from the sale of common stock	2,031,000	—	6,422,838

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,512,741	352,568	12,846,393

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(201,086)	159,086	(458,555)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,451,183	759	1,457,267
CASH AND CASH EQUIVALENTS – beginning of period	6,084	5,325	—

CASH AND CASH EQUIVALENTS – end of period	1,457,267	6,084	1,457,267

CASH PAID FOR:
Taxes	—	—	—
Interest	10,878	—	156,361

	2006	2005
	$	$
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Batega license acquired with Empire stock	3,000,000	—
Batega license acquired with Zeehan stock	925,000	—
Debt settled with Empire stock	2,423,034	—
New borrowing fees paid with Empire stock or warrants	1,047,173	—
Put option acquired with Empire warrants	2,655,000	—
Equipment acquired with debt	69,323	—

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

During 2002, EEGC sold most of its oil and gas properties and entered into an agreement to acquire Great South Land Minerals (“GSLM”). Effective April 12, 2004, EEGC changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares from 50 million to 100 million and affected a 1 for 10 reverse stock split. During 2003 and 2004, EEGC sold all properties, settled some debts and pursued the acquisition of GSLM, which was completed April 7, 2005.

Reverse Acquisition: On April 7, 2005 (acquisition date) Empire Energy received 96.4% acceptances for its bid to acquire all the common stock in GSLM and on June 15, 2005 Empire Energy compulsorily acquired the remaining common stock of GSLM. All of the outstanding shares of GSLM were exchanged for 62,426,782 shares of Empire Energy common stock in a one for one scrip issue.

Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered by the staff to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. For accounting purposes, GSLM is considered the acquirer in the reverse acquisition and all history presented is that of GSLM. Operating results of EEGC are included in these consolidated financial statements from the date of the reverse acquisition, April 7, 2005. References to EEGC in the remainder of these notes will refer to the consolidated company including the operating history of GSLM unless otherwise specified.

The costs of the reverse acquisition (transaction costs) have been charged to expense.

The accompanying consolidated financial statements of the Company reflect the historical results of GSLM, and the consolidated results of operations of the Company and GSLM subsequent to the date of acquisition.

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation.

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations. After third quarter 2006, EEGC ownership of Zeehan dropped below 20% and the cost method was used to account for this investment. Under this method, no income or loss is reported from the investment unless a transaction is involved.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration license.

•	Current liabilities of $2,965,427 and current assets of $6,678,073 including cash or cash equivalents of $1,457,267 at December 31, 2006.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of US$3,371,239 by 30 September 2005, $5,277,463 by 30 September 2006, $8,306,592 by 30 September 2007, $12,428,328 by 30 September 2008 and $13,570,800 by 30 September 2009 without which the license may be revoked at the discretion of Mineral Resources Tasmania.

In November 2006, the Minister for Economic Development and Resources wrote to Great South Land Minerals noting their intention to revoke Special Exploration Licence 13/98 on the grounds of the failure of the company to comply with the mandatory cumulative expenditure requirements. The letter stated that as of 30 September 2006, Mineral Resources Tasmania acknowledged an expenditure of $2,260,895, which is $3,016,052 short of the mandatory expenditure required by the end of the second year of the licence.

In November 2006, the company responded to the Minister with a submission requesting the withdrawal of the notice of intention to revoke the licence and submitted numerous reasons why the licence should not be revoked. As a consequence of the submission, in January 2007 the Director of Mines responded and advised that subject to an agreement being reached on the on-ground work programme, he will be prepared to recommend to the Minister that the revocation of the licence not proceed. In March 2007, Great South Land Minerals Limited responded and confirmed the company’s exploration work program, notwithstanding the fact the company believes it had met the license conditions, having prepaid seismic and secured additional resources such as a new GEFCO Drill Rig from the United States to engage in an extensive ongoing seismic and drilling program during 2007.

A contract was entered into with Terex Seismic and an amount of $1,842,381 (AUD2,332,128) was made available to Terrex as a prepayment. This prepayment has been partly used to organize seismic trucks, permits and make preliminary arrangements for the seismic testing program to begin in 2007. The total contract is for $3,160,000 (AUD4,000,000) and Terrex Seismic have invoiced the company for the total commitment, including the prepaid component.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The company has initiated the following activities to address the going concern issue.

•	The directors have reviewed their short-term cash flow requirements and consider that the company has or has access to sufficient funds to meet the financial obligations of the company.

•

In order to ensure sufficient funds for on-going exploration, Great South Land Minerals Limited entered into a Convertible Note Agreement dated 14 December 2006 with Wind City Inc for a value of USD 4 million. This arrangement was backed with a corresponding Warrant Purchase between Empire Energy International, its subsidiary Cyber Finance Group Limited and Wind City Inc on 5 January 2007.

•

Under the Purchase Agreement, Wind City loaned USD 4,000,000 to Great South Land Minerals and Great South Land Minerals issued a floating rate note. Empire Energy issued warrants in two tranches. Great South Land Minerals paid for and acquired a newly constructed drilling rig from George E. Failing Company and related support equipment. These assets have been transported to Great South Land Minerals in Tasmania for the purpose of exploring the licence area in compliance with the licence requirements. The proceeds from the loan were also used to fund seismic services by Terrex Seismic.

•	In a separate guarantee agreement, Empire guaranteed payment of all amounts owing by Great South Land Minerals under the Floating Rate Note.

•

Under a separate Security Agreement, Empire Energy pledged its equity interest in Pacific Rim Foods Limited (including any future-acquired securities issued by Pacific Rim) as security for performance of both its and Great South Land's obligations under the Purchase Agreement.

•

On 5 January 2007 Cyber Finance, on behalf of Empire Energy, exercised the put option, and Empire Energy received USD 4,500,000 in consideration of the 4,500,000 ordinary shares of Zeehan Zinc, Ltd. In January 2007 USD 4,000,000 was advanced to Great South Land Minerals by Empire Energy to support its seismic, drilling and related head office activities within Great South Land Minerals’ licence area.

•

As additional security, a related company, Cyber Finance Group Limited (“Cyber Finance”) granted Wind City a security interest in the form of an Equitable Mortgage of Shares over Cyber Finance’s 7,281,407 ordinary shares of Zeehan Zinc, Ltd., an Australian mining concern.

•	USD 2 million was advanced to Great South Land Minerals by Empire Energy in early 2007 as a result of which the 2007 program is accelerating.

•

Empire has indicated a willingness to provide up to AUD 9 million of directly controlled investment funds and a further AUD 6 million as financial market conditions permit, to sustain the 2007-2009 Great South Land Minerals Limited exploration programs.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the year ended 31 December 2006 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern. The independent audit report on GSLM’s financial statements for the year ended 31 December 2006 contained an emphasis of matter paragraph regarding the GSLM’s ability to continue as a going concern.

Revenue Recognition: Interest revenue is recognized as it accrues, taking into account the effective yield on the financial asset. Other revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibles is probable. Generally, these criteria are met at the time product is delivered.

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

December 31, 2006

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

Dismantlement, Restoration and Abandonment Costs: In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations”, (which became effective for fiscal years beginning January 1, 2003), which addresses financial accounting and reporting for liabilities associated with the retirement of long-lived assets, the Company recognizes the fair value of a liability for asset retirement obligations associated with the retirement of tangible long lived assets and the associated retirement costs in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset as part of depreciation, depletion, and amortization. The effect of the passage of time on the amount of the liability is recognized as accretion expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The adoption of SFAS 150 had no effect on the Company’s financial statements.

The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of properties sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

Income Taxes: The Company provides for income taxes using the asset and liability method pursuant to SFAS No. 109, Accounting for Income Taxes (“Statement 109”). Under the asset and liability method of Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when future realization is uncertain.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Receivables: The collectibility of receivables is assessed and an allowance is made for any doubtful accounts. Receivables at December 31, 2006 have been reduced by an allowance of $31,573 compared to $29,204 the previous year.

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

The Company’s financial statements are based on a number of significant estimates including the selection of the useful lives for property, equipment, and oil and gas reserve quantities which are the basis for the calculation of depreciation, depletion and amortization of oil and gas properties. Management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries are more imprecise than those for properties with long production histories. Accordingly, the Company’s estimates are expected to change as future information becomes available and such changes could be material.

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

Comprehensive Income (Loss): the Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of GSLM, expressed in Australian dollars, to United States dollars and, changes in the value of marketable securities that have not been realized are reported as other comprehensive income (loss) and as accumulated other comprehensive income (loss) in the Statement of Stockholders’ Deficit.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

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

Stock Options: The Company and its subsidiaries have issued options to Directors, Director-related entities and Officers. The Company measures compensation cost as prescribed by FAS 123R, “Accounting for Share Based Payments”. Compensation cost relating to the granting options has been included in the financial statements as option grants are vested.

Recently Issued Accounting Pronouncement: SFAS No. 151, “Inventory Costs,” is effective for fiscal years beginning after June 15, 2005. This statement amends the guidance in Accounting Research Bulletin (“ARB”) No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The adoption of SFAS 151 had no impact on the Company’s financial statements.

SFAS No. 152, “Accounting for Real Estate Time-Sharing Transactions,” is effective for fiscal years beginning after June 15, 2005. This statement amends SFAS No. 66, Accounting for Sales of Real Estate, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in American Institute of Certified Public Accountants Statement of Position 04-2, Accounting for Real Estate Time-Sharing Transactions. The adoption of SFAS No. 152 had no impact on the Company’s financial statements.

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123(R), Share-Based Payment, which revised SFAS 123, Accounting for Stock-Based Compensation. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This statement is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. Since the issuance of SFAS 123(R), three FASB Staff Positions (FSPs) have been issued regarding SFAS 123(R): FSP FAS 123(R)-1—Classification and Measurement of Freestanding Financial Instruments Originally Issued in Exchange for Employee Services under FASB Statement No. 123(R), FSP FAS 123(R)-2—Practical Accommodation to the Application of Grant Date as Defined in FASB Statement No. 123(R), and FSP FAS 123(R)-3—Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards. These FSPs will be applicable upon the initial adoption of FAS 123(R). The effect of SFAS 123(R) is more fully described in Note 6.

SFAS No. 153, “Exchanges of Non-monetary Assets”—an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of non-monetary assets and eliminates the exception from fair-value measurement for non-monetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Non-monetary Transactions,” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 had no impact on the Company’s financial statements.

FIN No. 46(R) revised FIN No. 46, “Consolidation of Variable Interest Entities,” requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 had no impact on the Company’s financial statements.

In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations. FIN 47 specifies the accounting treatment for conditional asset retirement obligations under the provisions of SFAS 143. FIN 47 is effective no later than the end of the fiscal year ending after December 15, 2005. Implementation of FIN 47 had no impact on our financial statements.

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle should be recognized in the period of the accounting change. SFAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The impact of SFAS 154 will depend on the nature and extent of any voluntary accounting changes and correction of errors after the effective date, but the Company does not currently expect SFAS 154 to have a material impact on our financial statements.

In June 2005, the EITF reached a consensus on Issue No. 04-10, Determining Whether to Aggregate Operating Segments That Do Not Meet the Quantitative Thresholds. EITF Issue 04-10 confirmed that operating segments that do not meet the quantitative thresholds can be aggregated only if aggregation is consistent with the objective and basic principles of SFAS 131, Disclosure about Segments of an Enterprise and Related Information. The consensus in this issue should be applied for fiscal years ending after September 30, 2005, and the corresponding information for earlier periods, including interim periods, should be restated unless it is impractical to do so. The adoption of EITF Issue 04-10 did not have a material impact on our disclosures.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

In September 2005, the Emerging Issues Task Force (EITF) reached a consensus on Issue No. 04-13, Accounting for Purchases and Sales of Inventory with the Same Counterparty. EITF Issue 04-13 requires that purchases and sales of inventory with the same counterparty in the same line of business should be accounted for as a single non-monetary exchange, if entered into in contemplation of one another. The consensus is effective for inventory arrangements entered into, modified or renewed in interim or annual reporting periods beginning after March 15, 2006. The adoption of EITF Issue 04-13 did not have a material impact on our financial statements.

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 has no current applicability to the Company’s financial statements. Management plans to adopt SFAS No. 155 on January 1, 2007 and it is anticipated that the initial adoption of this statement will not have a material impact on the financial statements.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements. Management plans to adopt FIN 48 on January 1, 2007 and it is anticipated that the initial adoption of FIN 48 will not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 will be effective beginning January 1, 2007 and it is anticipated that the initial adoption of SAB No. 108 will not have a material impact on the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

NOTE 2—TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at December 31, 2006 and 2005 reduces the net deferred tax assets to $0.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Deferred tax assets consist of:

	2006	2005
	$	$
Net operating losses	5,886,524	2,545,246
Valuation allowance	5,886,524)	(2,545,246)

	—	—

At December 31, 2006, the Company has net operating loss carry forwards of approximately $19,946,878 that will expire through to the year 2006. The benefit of tax losses will be available provided the following are met:

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

The Company continues to comply with the conditions for deductibility imposed by the law; and

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $3,341,278 and $540,319 during 2006 and 2005, respectively.

NOTE 3—RELATED PARTY TRANSACTIONS

Transactions between related parties are on normal commercial terms and conditions not more favorable than those available to other parties unless otherwise stated. Transactions with related parties are as follows:

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

The aggregate amounts recognized during the year relating to directors and their director related entities were as follows:

Directors	Transactions	2006	2005
		$	$
M.R. Bendall	Rental	28,986	28,986
M.R. Bendall	Consulting (unpaid at December 31, 2006)	157,704	450,973
K. W. Laing		—	—
M. R. Ballantyne		—	—
C. F. Burrett		—	—
J.C. Garrison	Consulting (unpaid at December 31, 2006)	190,000	88,000

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Consultancy Agreement

Effective April 1, 2002, GSLM signed a consultancy agreement with Bass Gas and Oil Pty Ltd to provide the services of M.R. Bendall. The agreement continues until April 1, 2007. This agreement is expected to be renewed in 2007 for a further 5 years. M.R. Bendall is to provide the company with professional guidance, advice and assistance in the general area of oil and gas exploration. These services are expected to require an average commitment of 12 days per month. In return for providing these services, Bass Gas and Oil Pty Ltd are entitled to receive $13,142 per month from GSLM.

Guarantees

The Company provides an environmental Bond in the form of guarantee in favor of Mineral Resources Tasmania (“MRT”) totaling $54,758, and relates to future rehabilitation costs that may arise in respect of the license.

Working Capital Facility & Share settlement

From time to time the Company requires funding for short term needs which are supplied by an entity associated with a director. In December 2006, the company issued 26,000,000 shares of its common stock to M.R. Bendall and related entities in settlement of loans to the company that had accumulated over several years in the amount of $1.4 million and as bonus compensation of $939,000 for his services over many years in completing the Empire GSLM merger, acquiring the license property, arranging technical evaluation and negotiating financing. The transaction was valued at the market price of the common stock on the date of the issuance.

Share Options

From January 1, 2006 to December 31, 2006 the Company did not issue any shares or options to Directors, Director Related entities or officers of the company. Details of options issued in earlier periods are given below. The options issued in October 2003, were exercised by Empire in 2006 at a price of AUD $0.01 and shares were issued accordingly.

			December 31, 2006
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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The following conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company. The issue of these options was conditional and the conditions were achieved in 2006.

These options will have a term of three years and an exercise price of AUD $0.20. The exercise price of each option at December 31, 2006 in US$ is $0.1579.

			December 31, 2006
Name	Position	Exercise Prices	Number outstanding	Value
				$
M.R. Bendall	Chairman	$0.1579	6,000,000	947,400
C. Burrett	Director	$0.1579	600,000	94,740
S. Powell	Former Director	$0.1579	400,000	63,160
P. Simpson	Former Director	$0.1579	400,000	63,160
D. Tanner	Former Director	$0.1579	400,000	63,160
R. Watson	Former Director	$0.1579	400,000	63,160
K. Gumley	Former Company Secretary	$0.1579	400,000	63,160
R. Tabor	Former Chief Executive Officer	$0.1579	400,000	63,160

			9,000,000	1,421,100

NOTE 4—COMMITMENTS

Environmental Remediation Liabilities

Great South Land Minerals Limited provides an environmental bond to the State Government department to cover any potential environmental liabilities. As of December 31, 2006, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. At December 31, 2006, these obligations, expressed at exchange rates of the balance date (0.7893), are as follows:

	2006	2006
Expenditure required by MRT Report Year: (September 30th each year)	USD	AUD
September 30, 2007	3,030,281	3,839,200
September 30, 2008	3,981,229	5,044,000
September 30, 2009	1,142,906	1,448,000

	8,154,416	10,331,200

As of September 30, 2006, Mineral Resources Tasmania acknowledged an expenditure of $2,260,895, which is $3,016,052 short of the mandatory expenditure required by the end of the second year of the license. The shortfall of $3,016,052 is not included in the table above.

The company claims to have met its cumulative expenditure commitments, and is currently in discussions with Mineral Resources Tasmania on the issue of the recognition of exploration expenditures that form part of the license conditions.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

Seismic Services Commitments

On 1 October 2006, the company agreed to purchase seismic services for a total amount of approximately USD $3.5 million. The services had been engaged but had not commenced on-ground operations as at December 31, 2006. Approximately USD $1.8 million has been pre-paid as at 31 December 2006. Following extensive planning during quarter 04 2006, the seismic operations commenced on-ground early March 2007.

Operating Lease Commitments

Future operating lease rentals at December 31, 2006 not provided for in the financial statements are as follows:

Expenditure required by year ended:	2006	2005
	$	$
December 31, 2007	167,186	5,169
December 31, 2008	167,186	5,169
December 31, 2009	167,186	5,169
December 31, 2010	167,186	5,169
December 31, 2011	167,186	5,169

	835,930	25,845

Rental expense was $80,838 and $59,838 during the year ended December 31, 2006 and 2005, respectively.

From December 31 2006, the rental on the Murray Street Hobart Seismic centre is USD20,838 pa , at present a 1 year lease renewable at the Boards discretion. The new Macquarie Street premises are rented at USD $55,654 per annum, the Kansas offices cost USD $60,000 pa renewable annually at the boards discretion. An additional USD $5,169 of computer equipment rentals.

NOTE 5—CONTINGENT LIABILITIES

Common stock issuance

During December 2004 and January 2005, the company sold 3,420,000 and 1,460,000 shares of common stock for $342,000 and $146,000, respectively. Terms of the sales included a provision that allowed the purchasers of these shares to receive an additional 50% of shares if the acquisition of Great South Land Minerals was not completed within 90 days of their purchase. The purchase of Great South Land Minerals Limited was completed on April 6, 2005. In September 2005 the company issued 2,490,000 additional shares of common stock to settle this contingency. With these sales of the common stocks, the company issued 1,500,000 warrants to the broker as its offering costs.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2006	2005
	$	$
Property under construction	1,310,372	—
Property and equipment	126,820	47,790
Less: accumulated depreciation	(77,638)	(43,916)

Written down value	1,359,554	3,874

The expense for depreciation and impairment for year ended December 31, 2006 and 2005 was $33,722 and $9,276 accordingly.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	2006	2005
	$	$
Wind City Loan	4,100,000	—
HEM Loan	—	261,703
RAB Loan	610,174	—
Pacific Rim Loan	100,000	—
Asset Purchase loan for vehicle, due monthly to 2011	69,353	—
Asset purchase loan for vehicle, due monthly to 2006	—	8,253

	4,879,527	269,956
Less: current portion	(117,409)	(269,956)

Long term debt	4,762,118	—

The maturities of the Company’s long-term debts consist of the following:

Year Ending December 31,	2006
$
2007	117,409
2008	4,716,941
2009	13,873
2010	15,025
2011	16,279

4,879,527

NOTE 8—CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

The notes have been discounted for fair value of stock issued for the purchase of BOCI and the beneficial conversion feature. As of December 31, 2005, 700,000 shares of common stock were issued for $7,000 of debt. The value of the stock converted, $169,577 (700,000 times $0.24), was amortized in 2005 with the remaining discounts to be amortized over the life of the note. During the first quarter of 2006, the entire remaining balance and accrued interest under this HEM financing arrangement was converted to approximately 6.2 million shares of common stock and was fully settled. As a result of the early conversion of the balance due, the remaining discount of $231,297 was charged to operations in 2006.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

A summary of the notes is as follows:

	2006	2005
	$	$
Notes payable:
Beginning balance	261,703	—
Gross proceeds from notes	—	500,000
Less: beneficial conversion feature	—	(410,000)
Less: fair value of stock issued for note	—	(90,000)
Less: principal value of debt converted	(493,000)	(7,000)
Add: fair value of stock converted for debt	—	169,577
Add: amortization discounts	231,297	99,126

Book value of note on December 31, 2006	—	261,703

In March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, a British investment fund, the Company issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000, which the Company is using for general corporate purposes. The warrants are exercisable at a price of $0.13 over an exercise period of three years. The Company covenanted in the subscription agreement to register the issued shares as well as the shares underlying the warrants. On the same date, the Company sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $.18 per share for 3 years. The initial conversion price for the debenture is $0.18 per share. RAB Special Situations also purchased this offering. RAB Special Situation (Master) Fund Limited represented itself as a non U.S. person. The Company was represented in the offerings by Libertas Capital Corporate Ventures Limited, a U.K. investment banking firm received 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable) as their fees for those services. Shares issued to Libertas that are related to the sale of stock, valued at $359,100 have been charged to capital and the shares related to the convertible debenture, valued at $210,000 have been charged to the debenture and will be amortized to income over the term of the debenture. The Company relied on Regulation S as the exemption from registration as the offering was conducted entirely overseas and the investor is a non-U.S. person.

The notes have been discounted to record the fair value of the included warrants issued, the beneficial conversion feature imbedded in the debenture and the transaction costs. As of December 31, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discounts will be amortized over the term of the debenture.

2006
$
Notes payable:
Gross proceeds from notes	1,500,000
Less: beneficial conversion feature	(420,181)
Less: fair value of warrants included	(416,991)
Less: shares issued as transaction costs	(210,000)
Add: fair value of stock converted for debt	—
Add: amortization discounts	157,346

Book value of note on December 31, 2006	610,174

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.13	March 24, 2009
5,000,000	$0.18	March 24, 2009

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon certain the occurrence of certain events. All shares, warrants and underlying shares were registered in September 2006.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

The Company closed a financing transaction with Wind City, Inc., a Delaware corporation pursuant to a Note and Warrant Purchase Agreement and related documents. Under the Purchase Agreement, Empire issued warrants in two tranches for a total of 60,000,000 shares of common stock, Great South Land issued a floating rate note and Wind City loaned $4,000,000 to Great South Land and Wind City agreed to buy 4,500,000 shares of Zeehan Zinc common stock in 2007 for a total price of $4,500,000. Great South Land used the proceeds from the loan to fund seismic services by Terrex Seismic, to purchase the new mobile oil drill rig and related support equipment and for general corporate purposes.

Under the terms of the Purchase Agreement (i) Wind City acquired and the Company sold a warrant to acquire 26,666,667 shares of the Company’s class A common stock and a second warrant to acquire 33,333,333 shares of the Company’s class A common stock, exercisable in each case prior to November 30, 2007 at a price of $0.15; and (ii) Wind City acquired and Great South Land issued a floating rate note. If the floating rate note is still outstanding at the time of exercise of the warrant relating to the 26,666,667 shares, the note will be tendered as consideration for the shares in lieu of cash payment. The Note carries interest at 4% over the prime rate and is repayable on or before May 31, 2008. After exercise of either warrant, the Purchase Agreement requires Empire within thirty days to file with the Securities and Exchange Commission a registration statement with respect to the issued shares of common stock underlying the warrant. Empire guaranteed payment of all amounts owing by Great South Land under the Floating Rate Note. The net cash proceeds received by the Company from any exercise of the warrants (after repayment of the loan) would be used by the Company to fund continuing exploration of the petroleum license held by Great South Land. The Purchase Agreement permits Wind City to name one member to the registrant’s board of directors for so long as Wind City, its affiliates and funds managed by Wind City or its affiliates hold in the aggregate at least 10% of the registrant’s common stock. The Company pledged as security for performance of both its and Great South Land’s obligations under the Purchase Agreement, its equity interest in Pacific Rim Foods Limited including any future-acquired securities issued by Pacific Rim. As additional security, the Company granted Wind City a security interest in the form of an Equitable Mortgage of Shares over 7,281,407 ordinary shares of Zeehan Zinc, Ltd., an Australian zinc mining concern. The Mortgage, governed by Australian law, serves as a security interest in the Zeehan Zinc shares and allows direct enforcement by the mortgagee in the event of default as well as restricting transfer of, sale of and encumbrances over the collateral except in certain limited circumstances. The Mortgage permits disposal of the subject shares in any of the following circumstances: (a) if counsel to the registrant provides an opinion to Wind City that such a sale is necessary to avoid the registrant being required to register as an investment company under the Investment Company Act of 1940; (b) a sale made at arms length for fair market value; or (c) pursuant to the put option described below. With respect to disposals other than through exercise of the put option, the proceeds from any such disposal shall be placed in an escrow account and shall serve as continuing security for Wind City.

Wind City granted the Company a put option with an exercise period of January 1, 2007 to January 15, 2007 to require Wind City to purchase 4,500,000 ordinary shares of Zeehan Zinc at a price of $1.00 per share. On January 5, 2007, the Company exercised the put option and Empire received $4,500,000 in consideration of the 4,500,000 ordinary shares of Zeehan Zinc, Ltd. Proceeds from the exercise will be used to cover certain costs of closing and for general corporate purposes, including development of Great South Land’s license area.

Using proceeds from the transaction, Great South Land paid for and acquired a newly constructed drilling rig from George E. Failing Company and will acquire certain related support equipment. These assets will be transported to Great South Land’s property in Tasmania for the purpose of exploring the license area in compliance with the license requirements.

This multipart financing arrangement was recorded in the financial statements in three components. The note payable was recorded as long-term debt of $4,000,000, payable in May 2008. It accrues interest payable quarterly at the rate of four percent over the Wall Street Journal prime rate. The value of the put option at December 31, 2006 was determined to be $2,655,000 based on the proceeds of $4,500,000 received in January less the value of the shares of Zeehan stock sold under the put of $1,845,000. The warrants were recorded as a credit to capital in the amount of $2,655,000 based on the value of the put option received in exchange for issuance of the warrants. The proceeds of the exercise of the put option in January 2007 will be recorded at no gain or loss. The stated price paid for the Zeehan stock was higher than the value of the Zeehan stock. The excess payment was compensation Empire received for issuing Wind City warrants to purchase 60 million shares of Empire Common Stock at US$ 0.15 per share. As a result the warrant was valued at the amount of the expected gain on the sale of the Zeehan stock and was recorded in December 2006 as the value of the put. It was the intention of the Directors that the value was in the Put Option and not in the value of the detachable warrants.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 9—STOCKHOLDERS’ DEFICIT

	2006	2005
	No.	No.
Issue of Class A common stock:
2005 conversion of shares from B stock	—	2,471
April 7, 2005 to Owen Enterprises LLC on the successful completion of the merger in payment of services	—	2,534,319
April 7, 2005 to P&S Investment Management Inc. on the successful completion of the merger in payment of services	—	100,000
April 7, 2005 to Peterson in return for debt release	—	29,458
Additional shares issued due to contingency in prior sale	—	2,490,000
November 2005 to acquire Cyber Finance	—	37,500,000
December 2005 for public relations services	—	830,000
2006 conversion of shares from B stock	1,604	—
Shares sold to RAB for cash	17,100,000	—
Shares sold to Libertas for cash	833,333	—
Shares issued in conversion of HEM Debenture	6,222,675	—
Share Issued to exercise GSLM Options	450,000	—
Shares issued to settle debt	5,099,600	—
Shares issued to First Global for services	4,380,000	—
Shares issued to Mackay Partnership for services	1,500,000	—
Shares issued to Libertas related to RAB financing	4,065,000	—
Shares issued to Libertas for advisory fee	3,566,667	—
Shares issued to Batega to acquire technology license	15,000,000	—
Shares issued to Bendall to settle debt and for services	26,000,000	—

	84,218,879	43,486,248

Issue of Class B Common stock:
2005 conversion of B shares into A shares	—	(2,471)
2006 conversion of B shares into A shares	(1,604)	—

	(1,604)	(2,471)

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006

NOTE 10—OPTIONS/WARRANTS

The following table summarizes the movements in warrants in the year to December 31, 2006:

	2006		2005
	Shares	Weighted Average Price	Shares	Weighted Average Price
Warrants outstanding:
Beginning of period	2,390,000	$0.31	—	$—
Warrants taken over on merger	—	—	2,390,000	0.31
Warrants granted	73,550,000	0.15	—	—
Warrants exercised	—	—	—	—
Warrants expired	(140,000)	0.80	—	—

End of period	75,800,000	$0.15	2,390,000	$0.31

Warrants exercisable	75,800,000	$0.15	2,390,000	$0.31

The warrants have a weighted average remaining contractual life of 1.18 years, are fully vested and have a weighted average exercise price of $0.15.

The following table summarizes information about warrants outstanding at December 31, 2006:

		2006
	Exercise Prices	Number outstanding	Average remaining life in years
First Global Securities, Inc Common Stock, rights expiring March 31, 2008	$0.10	1,500,000	1.25
Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	0.50	750,000	2.78
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.13	8,550,000	2.25
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.18	5,000,000	2.25
Wind City, Inc Common Stock, rights expiring November 30, 2007	0.15	26,666,667.92
Wind City, Inc Common Stock, rights expiring November 30, 2007	0.15	33,333,333.92

		75,800,000

With regard to the Wind City warrants, we have not valued the detachable warrants because when the transaction was completed it was determined that the value of the warrants was in the Put Option received in exchange.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2006 and 2005

The following table summarizes the movements in options in the year to December 31, 2006 and 2005:

	2006		2005
	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding:
Beginning of period	507,631	$3.41	450,000	$0.0078
Foreign exchange adjustment	—	—	—	0.0005
Options taken over on merger	—	—	68,464	26.93
Options vested	9,000,000	0.16	—	—
Options exercised	(450,000)	0.0078	—	—
Options expired	(57,631)	—	(10,833)	10.615

End of period	9,000,000	$0.16	507,631	$3.41

Options exercisable	9,000,000	$0.16	507,631	$3.41

The options have a weighted average remaining contractual life of 3.0 years, are fully vested and have a weighted average exercise price of $0.16.

The following table summarizes information about stock options outstanding at December 31, 2006.

		2006
	Exercise Prices	Number outstanding	Average remaining life in years
Issued to directors and officers of GSLM in October 2003, as detailed in Related Parties Note to the Accounts:	$0.16	9,000,000	3.00

		9,000,000

With regard to the 9,000,000 options issued to Directors and Officers of Great South Land Minerals, the Company recorded this stock-based compensation in December 2006 at the fair value of the equity instruments granted on the measurement date, which is the date on which the final condition was achieved. The fair value of the equity instrument is determined using the Black-Scholes option-pricing model, using 89% volatility, no dividends, 4.5% discount rate and a three year term. The fair value of option’s vested and included in expense in the year to December 31, 2006 and December 31, 2005 were $323,640 and Nil, respectively.

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

December 31, 2006 and 2005

On March 4, 2005, EEGC lodged a Bidder’s Statement with the Australian Securities and Investment Commission to acquire all the share capital of GSLM in a one for one scrip issue. On April 7, 2005, EEGC announced that it had received 96.4% acceptances and on June 15, 2005 it compulsorily acquired the remaining common stock of GSLM.

ACQUISITION OF PACIFIC RIM FOODS, LTD

In March 2006, Empire issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. The shares are a primary asset of Pacific Rim Foods and are intended to be used to acquire operations and facilities. Pacific Rim Foods transferred 1,500,000 of the shares to a management company controlled by a company director as compensation for services. At December 31, 2006, 7,500,000 of the shares remained in the treasury of Pacific Rim Foods and were eliminated in consolidation.

In May 2006, Pacific Rim Foods, completed a net $435,000 private placement of their Convertible Preferred Stock. In July 2006 Pacific Rim completed a net $346,741 private placement of their common stock. Proceeds of this fundraising, along with $300,000 provided by Empire, are intended to be used to acquire operations and facilities in China to allow expansion of the intended shelf stable food processing operations. Pacific Rim spent approximately net $340,000 to prepay contracts to purchase product that would be available for processing in summer of 2006, and a combined $80,001 to acquire a 49% ownership interest in Jilin Jimei Foods and acquire an interest in trade names, leases, facilities and licenses. Attached to the sale of common shares, Pacific Rim issued warrants to allow the purchase of 1,000,000 shares of Empire common stock for a period of five years at an exercise price of $0.05 per share.

The Company entered into an agreement on August 2, 2006 with a shareholder of Pacific Rim Foods to allow the Company to acquire and maintain voting control over Pacific Rim Foods, avoid potential Investment Company Act issues and establish and maintain consolidated operations. Equity of shareholders other than Empire, including capital paid to directly acquire preferred and common shares of Pacific Rim, is included on the financial statements as Minority interest on the balance sheet and the change in this minority interest is included in the statement of operations.

TECHNOLOGY LICENSE

In June 2006, Empire acquired 100% of Expedia International Limited. This subsidiary entered into an agreement to license and promote certain nano-key technology. Cost of the license agreement was the issuance of fifteen million Empire common shares and transfer of five million Zeehan Zinc shares, valued at a total of $3,925,000. Expedia is negotiating a development agreement with Zeehan Zinc to employ this technology at the mine sites. This technology is still under development and is yet to be commercialized.

NOTE 13—MORTGAGE GUARANTEE

Terrex Seismic (formerly Trace Energy Services Pty Ltd) holds a registered mortgage debenture charge over all the assets and undertakings of GSLM, to a maximum prospective liability of $789,300. The charge is both fixed and floating.

NOTE 14—SUBSEQUENT EVENTS

In January 2007 the Company exercised its rights under the Put option with Wind City and sold 4,500,000 shares of Zeehan common stock for total proceeds of $4,500,000. The value of this put option was recorded as an asset in 2006 so this transaction will be reported without gain or loss in 2007.

In April 2007, the Company entered into agreements with an investment banker to introduce Pacific Rim Foods and Empire or Great South Land Minerals to the Alternative Investment Market, a subsidiary of the London Stock Exchange, for the purpose of raising additional equity capital for both entities.

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

Signature	Title	Date

/s/ MALCOLM R. BENDALL Malcolm R. Bendall	President, Chief Executive Officer, Chief Financial Officer and Director	April 16, 2007

/s/ JOHN C. GARRISON John C. Garrison	Secretary and Director	April 16, 2007

/s/ TAD M. BALLANTYNE Tad M. Ballantyne	Director	April 16, 2007

/s/ KEITH LAING	Director	April 16, 2007

/s/ CLIVE F. BURRETT Clive F. Burrett	Director	April 16, 2007