Form 10QSB
period 2007-03-31
EMPIRE ENERGY CORP
filed 2007-05-14
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2007

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

The issuer had 206,378,921 shares of its Class A Common Stock issued and 198,878,921 shares outstanding, 101,782 shares of its Class B Common Stock issued and outstanding, and 101,782 shares of paired convertible Exchange shares issued and outstanding as of April 30, 2007, the latest practicable date before the filing of this report.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

March 31, 2007

(Unaudited)

	March 31, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,568,370	$1,457,267
Receivables net of impairment	386,931	94,605
Prepayments	1,179,254	1,951,181
Inventory Advances	520,020	520,020
Value of put option	—	2,655,000

TOTAL CURRENT ASSETS	5,654,575	6,678,073

MARKETABLE SECURITIES	182,790	157,677
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	1,167,956	3,012,956
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
INVESTMENT IN TECHNOLOGY LICENSE	3,925,000	3,925,000
PROPERTY AND EQUIPMENT, NET	1,629,503	1,359,554

TOTAL ASSETS	$12,639,284	$15,213,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,777,803	$2,780,518
Accrued Liabilities	138,333	67,500
Current portion of long term debt	108,806	117,409

TOTAL CURRENT LIABILITIES	2,024,942	2,965,427

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	206,195	212,011
Long term debt	4,721,426	4,762,118

TOTAL LIABILITIES	6,952,563	7,939,556

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	970,749	951,830
STOCKHOLDERS’ EQUITY
Class A Common stock, (299,000,000 authorized) issued with a par value of $0.001, 206,378,921 and 198,878,921 shares respectively outstanding	198,879	198,879
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 101,785 shares issued and outstanding	102	102
Additional paid-in capital	26,543,332	26,543,332
Accumulated deficit during the development stage	(21,706,431)	(19,946,878)
Accumulated other comprehensive income (loss)	(319,370)	(473,561)

TOTAL STOCKHOLDERS’ EQUITY	4,716,512	6,321,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,639,824	$15,213,260

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	2007	2006	March 15, 1995 (Inception) to March 31, 2007
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	812,166	1,050,993	12,598,834
Exploration	812,373	51,816	6,660,988

TOTAL COSTS AND EXPENSES	1,624,539	1,102,809	19,259,822

LOSS FROM OPERATIONS	(1,624,539)	(1,102,809)	(19,259,822)

OTHER INCOME (EXPENSE)
Loss on sale of Zeehan shares	—	—	(1,227,512)
Loss on Zeehan’s equity investment	—	(38,000)	(729,000)
Other income	11,777	56,899	164,881
Minority interest	(9,919)	—	185,499
Interest (expense)	(136,812)	(233,703)	(840,477)

LOSS BEFORE INCOME TAXES	(1,759,553)	(1,317,613)	(21,706,431)
INCOME TAXES	—		—

NET LOSS	$(1,759,553)	$(1,317,613)	$(21,706,431)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0088)	$(0.0107)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	198,878,921	123,021,106

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2007

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

Period From March 1995 (inception) Through March 31, 2007

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2007

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM					(213,249)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	21,185,493	21,186			2,398,121			2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)				—
Issuance of common stock: Exchange for debt	19,360,774	19,361			1,895,665			1,915,026
Issuance of common stock: Cash	17,933,333	17,933			2,013,067			2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: exercise of options	450,000	450			2,835			3,285
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Vesting of Common Stock Options					323,640			323,640
Warrants Issued: Wind City put option					2,655,000			2,655,000
Net loss for period							(9,030,480)	(9,030480)
Marketable securities, unrealized loss						(15,006)		(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874
Foreign currency translations	—	—				134,019		134,019
Securities mark to market						20,172		20,172
Net loss for the period	—	—	—	—	—	—	(1,759,553)	(1,759,553)

Balance at March 31, 2007	198,878,921	198,879	101,782	102	26,543,332	(319,370)	(21,706,431)	4,716,512

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2007 and 2006

(Unaudited)

	Note	2007	2006	March 15, 1995 (Inception) to March 31, 2007
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(1,759,553)	(1,317,613)	(21,706,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		—	613,200	5,412,018
Depreciation		10,314	—	78,634
Loss on disposal of fixed assets		—	—	207
Loss on equity investment		—	38,000	729,000
Stock options vested		—	—	323,640
Loss on sale of Zeehan stock		—	—	1,227,512
Minority interest		9,919	—	180,008
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(292,326)	(215,090)	(491,401)
(Increase) Decrease in prepaid expenses		771,927	(1,496,910)	(1,594,804)
(Increase) Decrease in payables		(885,340)	481,085	4,289,366

NET CASH USED IN OPERATING ACTIVITIES		(2,145,059)	(1,897,328)	(11,552,251)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		4,500,000	—	4,605,532
Loans to Zeehan Zinc, Ltd.		—	(930,000)	—
Investment in brands		—	—	(80,000)
Purchase of property and equipment		(280,262)	—	(1,656,489)
Investment in marketable securities		(4,941)	—	(177,624)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		4,214,797	(930,000)	2,691,419

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		—	1,500,000	5,969,956
Proceeds from issuance of shares		—	1,881,000	6,422,838
Principal payments on notes payable		(101,654)	—	(101,654)
Proceeds from the sale of minority interests		9,000	—	790,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		(92,654)	3,381,000	12,753,739

EFFECT OF EXCHANGE RATE CHANGES ON CASH		134,019	98,921	(324,536)

NET INCREASE IN CASH AND CASH EQUIVALENTS		2,111,103	652,593	3,568,370
CASH AND CASH EQUIVALENTS – beginning of period		1,457,267	6,084	—

CASH AND CASH EQUIVALENTS – end of period		3,568,370	658,677	3,568,370

CASH PAID FOR:
Taxes		—	—	—
Interest		122,501	1,790	267,984

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2006. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2006 as reported in the 10-KSB have been omitted.

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

March 31, 2007 and 2006 (Unaudited)

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

During the third quarter of 2006, the investment in Zeehan shares was reduced to below 20% of total outstanding shares and the Company converted to the cost method of accounting for this investment. Under this method the investment is valued at cost until a transaction occurs. The proportionate share of the results of operations is no longer reported periodically.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $2,024,942 and current assets of $5,624,575 including cash or cash equivalents of $3,568,370 at March 31, 2007.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,451,398 by 30 September 2005, $5,402,945 by 30 September 2006, $8,504,099 by 30 September 2007, $12,723,844 by 30 September 2008 and $13,893,481 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

In November 2006, the Minister for Economic Development and Resources wrote to the company noting their intention to revoke special exploration licence 13/98 on the grounds of the failure of the company to comply with the mandatory cumulative expenditure requirements. This letter stated that “As of 30 September 2006, Mineral Resources Tasmania has recorded expenditure of AUD $2,865,689.70 which is AUD $3,823,111.30 short of the mandatory expenditure required by the end of the second year of the licence”.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006 (Unaudited)

In November 2006, the company responded with a submission requesting the withdrawal of the notice of intention to revoke the licence and submitted numerous reasons why the licence should not be revoked.

As a consequence of the submission, in January 2007 the Director of Mines responded and advised “that subject to an agreement being reached on your on-ground work program, I will be prepared to recommend to the Minister that the revocation of your licence not to proceed.”

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

These include:

•

Great South Land Minerals Limited entered into a Convertible Note Agreement dated 14 December 2006 with Wind City Inc for a value of USD 4 million. This arrangement was backed with a corresponding Warrant Purchase between Empire Energy International, its subsidiary Cyber Finance Group Limited and Wind City Inc on 5 January 2007. The proceeds from the loan were used to fund seismic services by Terrex Seismic and acquire a newly constructed drilling rig from George E. Failing Company and related support equipment which will be used to meet the license requirement.

•

On 5 January 2007, the Company exercised the put option included in the Wind City financing and Empire Energy received USD 4,500,000 in consideration of the 4,500,000 ordinary shares of Zeehan Zinc, Ltd.

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

On April 1, 2007 Empire Energy Corporation International entered into an agreement with Libertas Capital Group Plc, through its subsidiary companies, Libertas Capital Corporate Finance Limited and Libertas Capital Securities Limited, to provide corporate financial advice and broking services in relation to an introduction of the oil and gas assets currently held by Empire Energy Corporation International to trading on the Alternative Investment Market and fundraising. It is anticipated we may raise up to at least US $10 million through this process which has now started.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the years ended 31 December 2006 and 2005 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007 and 2006 (Unaudited)

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at March 31, 2007 and 2006 reduces the net deferred tax assets to $0.

NOTE 3 – SALE OF SHARES OF ZEEHAN ZINC LIMITED

On January 5, 2007, the Company’s wholly-owned subsidiary, Cyber Finance Group Limited, exercised the put option it received in conjunction with warrants issued in December 2006 to require Wind City to purchase 4,500,000 of Cyber’s ordinary shares of Zeehan at a price of US $1.00 per share. This transaction was completed in January, 2007 for total proceeds of $4,500,000.

NOTE 4 – SUBSEQUENT EVENTS

On April 1, 2007 Empire Energy Corporation International entered into an agreement with Libertas Capital Group PLC, through its subsidiary companies, Libertas Capital Corporate Finance Limited and Libertas Capital Securities Limited, to provide corporate financial advice and brokering services in relation to an introduction of the oil and gas assets currently held by Empire Energy Corporation International to trading on the Alternative Investment Market and fundraising. It is anticipated we may raise up to at least US$10 million through this process which has now started.

Item 2.	Managements Discussion and Analysis or Plan of Operation

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Limited and Expedia Limited. We also own approximately 48% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis of control established by a voting agreement. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM. Cyber holds our investment in Zeehan Zinc limited, a Tasmanian mining company and Expedia holds our investment in certain technology licenses. Pacific Rim Foods has interests in the Chinese shelf stable foods industry.

GSLM holds Special Exploration License 13/98 under terms set by Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources (DIER), that require the company to expend no less that AUD $21.5 million (US $17.42 million) by September, 2009. GSLM has also applied, as of May 4, 2007, for two additional licenses in Tasmania, one, SEL 31/2007 for petroleum and SEL 32/2007 for coal bed methane.

Terrex Seismic has completed its summer 2007 program, shooting approximately 338 kilometers of 2D seismic. Terrex will complete this program in the summer of 2008 finishing the AUD $4.4 million seismic survey (of which approximately AUD $2.2 million was pre-paid) as a continuation of the AUD $2.2 million 2006 program. In the 2001 survey, at a cost of AUD $3.3 million, we acquired 660 line kilometers of survey. When the 2008 summer program is completed, we should have acquired a total of 1,846 line kilometers at a total cumulative cost of over AUD $10 million. These surveys have, so far, indicated the presence of over 14 structures with the potential to have trapped oil and natural gas. An extensive gravity survey has been completed by Solo Geophysics over our central plateau area including the Bellevue and Thunderbolt Domes. This gravity survey will be critical to the interpretation of the seismic results which should be processed and interpreted within the next three months. Our two largest structures, the Bellevue Dome and the Thunderbolt Dome are over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and natural gas.

In addition to the seismic and gravity program, we plan to commence exploratory drilling involving initially four sites that have been approved and another ten sites that have been identified by geophysics beginning in the Australian spring of 2007. We are presently recruiting experienced drilling crews in Oklahoma to compliment those from Tasmania and identifying and acquiring ancillary equipment to complement the new drill rig we acquired in December 2006.

As was previously announced during the fourth quarter of 2005, we obtained an exclusive license for the nano-key ball mill technology. While this technology is currently being developed for use on Zeehan Zinc properties, management believes it has several other significant markets which we plan to develop commencing in approximately the third quarter of 2007.

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

During the quarter ended March 31, 2007, the combined Company generated no revenue. The combined Company generated a loss of $1,759,553 primarily by incurring GSLM exploration expenses of $812,373 and general & administrative expenses of $812,165, including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended March 31, 2006, the Company also generated no revenue. The Company generated a loss of $1,317,613 primarily by incurring exploration expenses of $51,816 and general and administrative expenses of $1,050,993, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

Liquidity and Capital Resources

On March 31, 2007, the Company had $3,568,370 in cash, $1,179,254 in prepayments of exploration costs and other expenses, $386,931 in receivables and $2,024,942 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $4,900,000 in long-term debt. All long-term debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the three months ended March 31, 2007 was $2,145,058 compared to $1,897,238 for the three months ended March 31, 2006. Cash provided by investing activities was $4,214,797 during the three months ended March 31, 2007, primarily as a result of the $4,500,000 received from the sale of Zeehan Zinc shares. Cash used in investing activities during the three months ended March 31, 2006 was $930,000 loaned to Zeehan. Net cash used in financing activities during the three months ended March 31, 2007 was $92,654, primarily repayment of notes payable. Net cash provided by financing activities was $1,500,000 from sale of convertible debentures and $1,881,000 from sale of common stock during the three months ended March 31, 2006. Additional financing will be needed during 2007 to continue to develop the license property and pursue the company’s business plan.

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

Empire Energy Corporation International

May 10, 2007	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer Chief Financial Officer