Form 10QSB
period 2007-06-30
EMPIRE ENERGY CORP
filed 2007-08-20
CIK 788206

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2007

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

The issuer had 206,379,784 shares of its Class A Common Stock issued and 183,879,784 shares outstanding, 100,919 shares of its Class B Common Stock issued and outstanding, and 100,919 shares of paired convertible Exchange shares issued and outstanding as of July 31, 2007, the latest practicable date before the filing of this report.

Transitional Small Business Format (check one);    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

This report on Form 10-QSB contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company’s ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

June 30, 2007

(Unaudited)

	June 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,620,040	$1,457,267
Receivables net of impairment	256,351	94,605
Prepayments	249,609	1,951,181
Inventory Advances	520,020	520,020
Value of put option	—	2,655,000

TOTAL CURRENT ASSETS	2,646,020	6,678,073

MARKETABLE SECURITIES	367, 940	157,677
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	2,891,020	3,012,956
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
INVESTMENT IN TECHNOLOGY LICENSE	—	3,925,000
PROPERTY AND EQUIPMENT, NET	1,887,488	1,359,554

TOTAL ASSETS	$7,872,468	$15,213,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,172,023	$2,780,518
Accrued Liabilities	157,601	67,500
Current portion of long term debt	109,350	117,409

TOTAL CURRENT LIABILITIES	1,438,974	2,965,427

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	922,573	212,011
Long term debt	4,917,538	4,762,118

TOTAL LIABILITIES	7,279,085	7,939,556

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	1,196,421	951,830
STOCKHOLDERS’ EQUITY
Class A Common stock, (299,000,000 authorized) issued with a par value of $0.001, 206,379,784 and 183,879,784 shares respectively outstanding	183,880	198,879
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,919 shares issued and outstanding	101	102
Additional paid-in capital	23,558,332	26,543,332
Accumulated deficit during the development stage	(23,662,135)	(19,946,878)
Accumulated other comprehensive income (loss)	(683,216)	(473,561)

TOTAL STOCKHOLDERS’ EQUITY	(603,038)	6,321,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,872,468	$15,213,260

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,075,601	1,156,126
Exploration	1,809,132	1,515,326

TOTAL COSTS AND EXPENSES	2,884,733	2,671,452

LOSS FROM OPERATIONS	(2,884,733)	(2,671,452)

OTHER INCOME (EXPENSE)
Loss on Zeehan equity investment	—	(660,000)
Other income	31,973	46,256
Gain (Loss) on disposition of investment	1,142,804	(1,142,804)
Minority interest	24,328	152,809
Interest (expense)	(270,076)	(83,421)

LOSS BEFORE INCOME TAXES	(1,955,704)	(4,358,612)
INCOME TAXES	—

NET LOSS	$(1,955,704)	$(4,358,612)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0098)	$(0.0286)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	198,878,921	152,228,508

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	2007	2006	March 15, 1995 (Inception) to June 30, 2007
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,887,767	2,207,119	13,674,435
Exploration	2,621,505	1,567,142	8,470,120

TOTAL COSTS AND EXPENSES	4,509,272	3,774,261	22,144,555

LOSS FROM OPERATIONS	(4,509,272)	(3,774,261)	(22,144,555)

OTHER INCOME (EXPENSE)
Gain (Loss) on disposition of investment	1,142,804	(1,142,804)	(84,708)
Loss on Zeehan equity investment	—	(698,000)	(729,000)
Other income	43,750	103,155	196,854
Minority interest	14,409	152,809	209,827
Interest (expense)	(406,948)	(317,124)	(1,110,553)

LOSS BEFORE INCOME TAXES	(3,715,257)	(5,676,225)	(23,662,135)
INCOME TAXES	—	—	—

NET LOSS	(3,715,257)	(5,676,225)	(23,662,135)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0187)	$(0.0412)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	198,878,921	137,624,807

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2007

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2007

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348			1,174,477			1,174,825
Issuance of common stock: services	23,317	23			67,863			67,886
Issuance of common stock: bonus issue	51,911,055	51,911			(51,911)			—
Net loss							(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	61,357,052	61,357	105,857	106	3,189,317	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609			590,642			591,251
Issuance of common stock: services	3,955,125	3,955			530,778			534,733
Stock issuance costs					(44,109)			(44,109)
Net loss							(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	65,921,177	65,921	105,857	106	4,266,628	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029			607,613			608,642
Issuance of common stock: services	3,955,125	3,955			2,119,156			2,123,111
Stock issuance costs					(286,040)			(286,040)
Net loss							(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	70,905,066	70,905	105,857	106	6,707,357	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247			159,926			160,173
Issuance of common stock: services	21,928	22			16,238			16,260
Stock issuance costs					2,007			2,007
Net loss							(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at Dec 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2007

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at Jan 1, 2005	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM					(213,249)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at Dec 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	21,185,493	21,186			2,398,121			2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)				—
Issuance of common stock: Exchange for debt	19,360,774	19,361			1,895,665			1,915,026
Issuance of common stock: Cash	17,933,333	17,933			2,013,067			2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: exercise of options	450,000	450			2,835			3,285
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Vesting of Common Stock Options					323,640			323,640
Warrants Issued: Wind City put option					2,655,000			2,655,000
Net loss for period							(9,030,480)	(9,030480)
Marketable securities, unrealized loss						(15,006)		(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at Dec 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2007

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at January 1, 2007	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874
Conversion of Class B stock into Class A	863	1	(863)	1
Return of Shares: termination of technology license	(15,000,000)	(15,000)	—	—	(2,985,000)	—	—	(3,000,000)
Foreign currency translations	—	—	—	—	—	114,913	—	114,913
Securities mark to market	—	—	—	—	—	(324,568)	—	(324,568)
Net loss for the period	—	—	—	—	—	—	(3,715,257)	(3,715,257)

Balance at June 30, 2007	183,879,784	183,880	100,919	101	23,558,332	(683,216)	(23,662,135)	(603,038)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2007 and 2006

(Unaudited)

	Note	2007	2006	March 15, 1995 (Inception) to June 30, 2007
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(3,715,257)	(5,676,224)	(23,662,135)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		—	838,200	5,412,018
Depreciation		10,448	53,234	78,768
Loss on disposal of fixed assets		—	—	207
Loss on equity investment		—	698,000	729,000
Stock options vested		—	—	323,640
Gain (Loss) on termination of technology license		(1,142,804)	1,142,804	84,708
Minority interest		(14,409)	183,770	155,680
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(161,746)	(137,825)	(360,821)
(Increase) Decrease in prepaid expenses		1,701,572	(271,444)	(665,159)
(Increase) Decrease in payables		(567,622)	797,060	4,607,083

NET CASH USED IN OPERATING ACTIVITIES		(3,889,818)	(2,372,425)	(13,297,011)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		4,500,000	—	4,605,532
Loans to Zeehan Zinc, Ltd.		—	(1,040,207)	—
Investment in brands		—	(80,001)	(80,000)
Purchase of property and equipment		(538,382)	(10,494)	(1,914,609)
Investment in marketable securities		(190,091)	—	(362,774)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		3,771,527	(1,130,702)	2,248,149

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		—	1,500,000	5,969,956
Proceeds from issuance of shares		—	1,881,000	6,422,838
Principal payments on notes payable		(92,849)	—	(92,849)
Proceeds from the sale of equity in subsidiary		259,000	460,000	1,040,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		166,151	3,841,000	13,012,544

EFFECT OF EXCHANGE RATE CHANGES ON CASH		114,913	24,103	(343,642)

NET INCREASE IN CASH AND CASH EQUIVALENTS		162,773	361,976	1,620,040
CASH AND CASH EQUIVALENTS – beginning of period		1,457,267	6,084	—

CASH AND CASH EQUIVALENTS – end of period		1,620,040	368,060	1,620,040

CASH PAID FOR:
Taxes		—	—	—
Interest		246,005	10,352	391,488

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 31, 2007 and 2006 (Unaudited)

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006 (Unaudited)

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance Group, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $1,438,974 and current assets of $2,646,020 including cash or cash equivalents of $1,620,040 at June 30, 2007.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,626,797 by 30 September 2005, $5,677,521 by 30 September 2006, $8,936,274 by 30 September 2007, $13,370,464 by 30 September 2008 and $14,599,541 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

In November 2006, the Minister for Economic Development and Resources wrote to the company noting their intention to revoke special exploration licence 13/98 on the grounds of the failure of the company to comply with the mandatory cumulative expenditure requirements. This letter stated that “As of 30 September 2006, Mineral Resources Tasmania has recorded expenditure of AUD $2,865,689.70 which is AUD $3,823,111.30 short of the mandatory expenditure required by the end of the second year of the license.” In November 2006, the company responded with a submission requesting the withdrawal of the notice of intention to revoke the licence and submitted numerous reasons why the licence should not be revoked. As a consequence of the submission, in May 2007 the Director of Mines responded and advised that he would no longer seek revocation of the license.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006 (Unaudited)

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

These include:

•

Great South Land Minerals Limited entered into a Convertible Note Agreement dated 14 December 2006 with Wind City Inc for a value of USD 4 million maturing May 31, 2008. This arrangement was backed with a corresponding Warrant Purchase between Empire Energy International, and Wind City Inc. The proceeds from the loan were used to fund seismic services by Terrex Seismic and acquire a newly constructed drilling rig from George E. Failing Company and related support equipment which will be used to meet the license requirement.

•

In December 2006 the Company sold warrants to purchase sixty million shares of its common stock to Wind City Inc in conjunction with the Note Agreement. These warrants expire November 30, 2007 and have the potential to repay the USD 4 million note and generate up to an additional USD 5 million.

•

On 5 January 2007, the Company exercised the put option included in the Wind City financing and Empire Energy received USD 4.5 million in consideration of the 4,500,000 ordinary shares of Zeehan Zinc, Ltd.

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

•

If warrants are exercised, we could receive up to USD 4 million from exercise of warrants that expire November 30, 2007 to repay the Wind City note, or selling shares currently reserved for those warrants to repay the loan that matures May 31, 2008.

•

If warrants are exercised, we could receive up to an additional USD 5 million from exercise of warrants that expire November 30, 2007 or selling shares currently reserved for those warrants to obtain additional funding.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the years ended 31 December 2006 and 2005 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007 and 2006 (Unaudited)

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at June 30, 2007 and 2006 reduces the net deferred tax assets to $0.

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

NOTE 4 – EQUITY TRANSACTIONS, ZEEHAN SHARES AND TECHNOLOGY LICENSE

On June 29, 2007, the Company agreed to terminate a license agreement entered in 2006 that allowed the Company to promote use of certain nano technology. In exchange for terminating the license agreement, the Company will receive a refund of the license fee, consisting of five million shares of common stock of Zeehan Zinc Limited and fifteen million shares of its own common stock. The value recorded for the stock to be returned was the original cost basis in the Zeehan stock $.41 per Zeehan share and the value assigned to the Empire shares when they were issued of $.20 per Empire share or a total of $5,067,804. The gain recorded on the termination reversed the loss recorded when the license agreement was initiated. The value of the Empire shares was returned to Company capital. The value of the Zeehan shares was recorded as an asset. This value of the Zeehan shares was then reduced by $344,740 through comprehensive income to reflect the quoted market value at of those shares at June 30, 2007. To comply with investment ownership limitations, the agreement provides that the licensor will sell the shares in an orderly manner and forward the proceeds to the Company. The Company intends to use proceeds of sale of the shares to provide additional funding for oil and gas exploration and development activities.

Item 2.	Managements Discussion and Analysis or Plan of Operation

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have four wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Group Limited, Expedia Limited and Batego Limited. We also own approximately 48% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis of control established by a voting agreement. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM. Cyber holds our initial investment in Zeehan Zinc limited, a Tasmanian mining company. Expedia held our investment in certain technology licenses. Batego was acquired in the termination of the technology license and holds the Empire shares and Zeehan share proceeds receivable received in that transaction. Pacific Rim Foods has interests in the Chinese shelf stable foods and agriculture industries.

GSLM holds Special Exploration License 13/98 under terms set by Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources (DIER), that require the company to expend no less that AUD $21.5 million (US $17.42 million) by September, 2009.

Terrex Seismic has completed its summer 2007 program, shooting approximately 338 kilometers of 2D seismic. Terrex will complete this program in the summer of 2008 finishing the AUD $4.4 million seismic as a continuation of the AUD $2.2 million 2006 program. In the 2001 survey, at a cost of AUD $3.3 million, we acquired 660 line kilometers of survey. When the 2008 summer program is completed, we should have acquired a total of 1,846 line kilometers at a total cumulative cost of over AUD $10 million. These surveys have, so far, indicated the presence of over 14 structures with the potential to have trapped oil and natural gas. An extensive gravity survey has been completed by Solo Geophysics over our central plateau area including the Bellevue and Thunderbolt Domes. This gravity survey will be critical to the interpretation of the seismic results which should be processed and interpreted within the next three months. Our two largest structures, the Bellevue Dome and the Thunderbolt Dome are over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and natural gas.

In addition to the seismic and gravity program, we began and plan to continue exploratory drilling involving initially four sites that have been approved and another ten sites that have been identified by geophysics beginning in the Australian spring of 2007. We are presently recruiting experienced oil executives and oil field management, seeking experienced drilling crew, identifying and acquiring ancillary equipment to complement the new drill rig we acquired in December 2006 and pursuing additional vend-in property. We have hired experienced drilling crew with current international blow out certification currently working on identical equipment in the United States to train and compliment the crew being recruited in Tasmania.

As announced during the fourth quarter of 2005, we obtained an exclusive license for the nano-key ball mill technology. We determined that this technology would be a longer term development project so in June 2007 we entered into an agreement to terminate this license agreement and obtain a return of the license fee. We plan to use the proceeds of the sale of the five million shares of Zeehan common stock and fifteen million shares of Empire common stock we will receive to fund our ongoing oil and gas exploration, drilling and development program during the third and fourth quarters of 2007.

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

During the quarter ended June 30, 2007, the combined Company generated no revenue. The combined Company generated a loss of $1,956,000 primarily by incurring GSLM exploration expenses of $1,809,000 and general & administrative expenses of $1,076,000, primarily personnel and consulting expenses required to maintain the corporate existence and pursue funding for GSLM exploration activities and oversee the seismic and gravity evaluation and prepare the drilling program. During the quarter ended June 30, 2006, the Company also generated no revenue. The Company generated a loss of $4,359,000 incurring exploration expenses of $1,515,000 and general and administrative expenses of $1,156,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

During the six months ended June 30, 2007, the combined Company generated no revenue. The combined Company generated a loss of $3,715,000 primarily by incurring GSLM seismic and exploration expenses of $2,622,000 and general & administrative expenses of $1,888,000, Primarily personnel, consulting and legal required to maintain the corporate existence and pursue funding and planning for GSLM exploration activities and oversee the seismic and gravity evaluation work. During the six months ended June 30, 2006, the Company also generated no revenue. The Company generated a loss of $5,676,000 primarily by incurring exploration expenses of $1,567,000 and general and administrative expenses of $2,207,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

Liquidity and Capital Resources

On June 30, 2007, the Company had $1,620,000 in cash, $250,000 in prepayments of legal and facility expenses, $256,000 in receivables, and $1,439,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $4,900,000 in long-term debt and approximately $923,000 in non-current trade payables. Substantially all long-term debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the six months ended June 30, 2007 was $3,890,000 compared to $2,372,000 for the six months ended June 30, 2006. Cash provided by investing activities was $3,772,000 during the six months ended June 30, 2007, primarily as a result of the $4,500,000 received from the sale of Zeehan Zinc shares. Cash used in investing activities during the six months ended June 30, 2006 was $1,131,000, primarily a loan to Zeehan Zinc, Ltd. Net cash provided by financing activities during the six months ended June 30, 2007 was $166,000, including $259,000 received as equity invested in the Pacific Rim subsidiary, reduced by repayment of notes payable. Net cash provided by financing activities was $1,500,000 from sale of convertible debentures, $1,881,000 from sale of Empire common stock and $460,000 from the sale of common stock in our Pacific Rim subsidiary during the six months ended June 30, 2006.

Additional financing will be needed during 2007 to continue to develop the license property and pursue the company’s business plan. We have paid interest due August 31, 2007 on our note payable to Wind City. The next payment will be due November 30, 2007, at which time warrants held by Wind City to purchase sixty million shares of our stock for a potential total price of $9 million will also expire.

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

PART II—OTHER INFORMATION

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

Empire Energy Corporation International

August 20, 2007	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer Chief Financial Officer