Form 10QSB
period 2007-09-30
EMPIRE ENERGY CORP
filed 2007-11-14
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2007

Commission File Number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Exact name of small business issuer as specified in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

4500 College Blvd, Suite 240, Leawood, KS	66211
(Address of Principal Executive offices)	(Zip Code)

16801 W 116th Street, Suite 100, Lenexa, KS	66219
(Previous Address)	(Previous Zip Code)

Issuer’s telephone number: (913) 663-2310

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

The issuer had 206,379,784 shares of its Class A Common Stock issued and 191,979,784 shares outstanding, 100,919 shares of its Class B Common Stock issued and outstanding, and 100,919 shares of paired convertible Exchange shares issued and outstanding as of November 14, 2007, the latest practicable date before the filing of this report.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

September 30, 2007

(Unaudited)

	September 30, 2007	December 31, 2006
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$835,826	$1,457,267
Receivables net of impairment	9,278	94,605
Prepayments	68,161	1,951,181
Inventory Advances	520,020	520,020
Value of put option	—	2,655,000

TOTAL CURRENT ASSETS	1,433,285	6,678,073

MARKETABLE SECURITIES	319,141	157,677
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	2,268,838	3,012,956
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
INVESTMENT IN TECHNOLOGY LICENSE	—	3,925,000
PROPERTY AND EQUIPMENT, NET	1,832,791	1,359,554

TOTAL ASSETS	$5,934,055	$15,213,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,052,495	$2,780,518
Accrued Liabilities	177,601	67,500
Current portion of long term debt	4,251,023	117,409

TOTAL CURRENT LIABILITIES	5,481,119	2,965,427

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	1,139,574	212,011
Long term debt	834,502	4,762,118

TOTAL LIABILITIES	7,455,195	7,939,556

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	1,191,109	951,830
STOCKHOLDERS’ EQUITY
Class A Common stock, (299,000,000 authorized) issued with a par value of $0.001, 206,379,784 and 183,879,784 shares respectively outstanding	183,880	198,879
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,919 shares issued and outstanding	101	102
Additional paid-in capital	23,909,372	26,543,332
Accumulated deficit during the development stage	(25,445,653)	(19,946,878)
Accumulated other comprehensive income (loss)	(1,359,949)	(473,561)

TOTAL STOCKHOLDERS’ EQUITY	(2,712,249)	6,321,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$5,934,055	$15,213,260

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,471,554	890,054
Exploration	165,250	11,843

TOTAL COSTS AND EXPENSES	1,636,804	901,897

LOSS FROM OPERATIONS	(1,636,804)	(901,897)

OTHER INCOME (EXPENSE)
Other income	—	51,213
Gain (Loss) on disposition of investment	—	(74,468)
Minority interest	5,312	9,257
Interest (expense)	(152,026)	(41,922)

LOSS BEFORE INCOME TAXES	(1,783,518)	(957,817)
INCOME TAXES	—	—

NET LOSS	$(1,783,518)	$(957,817)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0097)	$(0.0056)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	183,878,921	170,178,532

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	2007	2006	March 15, 1995 (Inception) to September 30, 2007
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	3,318,072	3,097,173	15,104,740
Exploration	2,786,755	1,578,985	8,635,370

TOTAL COSTS AND EXPENSES	6,104,827	4,676,158	23,740,110

LOSS FROM OPERATIONS	(6,104,827)	(4,676,158)	(23,740,110)

OTHER INCOME (EXPENSE)
Gain (Loss) on disposition of investment	1,142,834	(1,217,272)	(84,678)
Loss on Zeehan equity investment	—	(698,000)	(729,000)
Other income	2,472	154,367	155,576
Minority interest	19,721	162,066	215,139
Interest (expense)	(558,975)	(359,046)	(1,262,580)

LOSS BEFORE INCOME TAXES	(5,498,775)	(6,634,043)	(25,445,653)
INCOME TAXES	—	—	—

NET LOSS	(5,498,775)	(6,634,043)	(25,445,653)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0285)	$(0.0447)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	193,045,588	148,476,049

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through Sept 30, 2007

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

Period From March 1995 (inception) Through September 30, 2007

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

Period From March 1995 (inception) Through September 30, 2007

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2007

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at Jan 1, 2006	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	21,185,493	21,186			2,398,121			2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)				—
Issuance of common stock: Exchange for debt	19,360,774	19,361			1,895,665			1,915,026
Issuance of common stock: Cash	17,933,333	17,933			2,013,067			2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: exercise of options	450,000	450			2,835			3,285
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Vesting of Common Stock Options					323,640			323,640
Warrants Issued: Wind City put option					2,655,000			2,655,000
Net loss for period							(9,030,480)	(9,030,480)
Marketable securities, unrealized loss						(15,006)		(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at Dec 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874
Conversion of Class B stock into Class A	863	1	(863)	(1)	—	—	—	—
Return of Shares: termination of license	(15,000,000)	(15,000)	—	—	(2,985,000)	—	—	(3,000,000)
Issuance of stock options	—	—	—	—	351,040	—	—	351,040
Foreign currency translations	—	—	—	—	—	105,757	—	105,757
Securities mark to market	—	—	—	—	—	(992,145)	—	(992,145)
Net loss for the period	—	—	—	—	—	—	(5,498,775)	(5,498,775)

Balance at Sep 30, 2007	183,879,784	183,880	100,919	101	23,909,372	(1,359,949)	(25,445,653)	(2,712,249)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2007 and 2006

(Unaudited)

	Note	2007	2006	March 15, 1995 (Inception) to Sep 30, 2007
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(5,498,775)	(6,634,043)	(25,445,653)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		—	1,480,200	5,412,018
Depreciation		32,712	106,648	101,032
Loss on disposal of fixed assets		—	—	207
Loss on equity investment		—	698,000	729,000
Stock options issued for services		351,040	—	674,680
(Gain) Loss on disposition of investment		(1,142,834)	1,217,272	84,678
Minority interest		(19,721)	106,466	150,368
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		85,327	(8,290)	(113,748)
(Increase) Decrease in prepaid expenses		1,883,020	(341,139)	(483,711)
(Increase) Decrease in payables		(391,064)	1,051,874	4,783,641

NET CASH USED IN OPERATING ACTIVITIES		(4,700,295)	(2,323,012)	(14,107,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		4,500,000	—	4,605,532
Loans to Zeehan Zinc, Ltd.		—	(1,120,220)	—
Investment in brands		—	(80,000)	(80,000)
Purchase of property and equipment		(505,949)	(105,294)	(1,882,176)
Investment in marketable securities		(186,657)	—	(359,340)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		3,807,394	(1,305,514)	2,284,016

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		—	1,600,000	5,969,956
Proceeds from issuance of shares		—	2,031,000	6,422,838
Principal payments on notes payable		(93,296)	—	(93,296)
Proceeds from the sale of equity in subsidiary		259,000	780,000	1,040,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		165,704	4,411,000	13,012,097

EFFECT OF EXCHANGE RATE CHANGES ON CASH		105,756	(80,345)	(352,799)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS		(621,441)	702,129	835,826
CASH AND CASH EQUIVALENTS – beginning of period		1,457,267	6,084	—

CASH AND CASH EQUIVALENTS – end of period		835,826	708,213	835,826

CASH PAID FOR:
Taxes		—	—	—
Interest		369,509	10,352	514,992

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006 (Unaudited)

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006 (Unaudited)

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $5,481,119 and current assets of $1,433,285 including cash or cash equivalents of $835,826 at September 30, 2007.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,795,829 by 30 September 2005, $5,942,130 by 30 September 2006, $9,352,762 by 30 September 2007, $13,993,613 by 30 September 2008 and $15,279,974 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

In November 2006, the Minister for Economic Development and Resources wrote to the company noting their intention to revoke special exploration license 13/98 on the grounds of the failure of the company to comply with the mandatory cumulative expenditure requirements. This letter stated that “As of 30 September 2006, Mineral Resources Tasmania has recorded expenditure of AUD $2,865,689.70 which is AUD $3,823,111.30 short of the mandatory expenditure required by the end of the second year of the license.” In November 2006, the company responded with a submission requesting the withdrawal of the notice of intention to revoke the license and submitted numerous reasons why the license should not be revoked. As a consequence of the submission, in May 2007 the Director of Mines responded and advised that he would no longer seek revocation of the license.

On November 12, 2007, Wind City notified the Company it is exercising its Warrant, in part, for the purchase of 666,680 shares of class A common stock at a total exercise price of $100,002. Further Wind City instructed the Company to redeem the Note, apply all proceeds of such redemption towards the exercise price, and to transfer all excess proceeds (which shall not be less than $3,899,998) to Wind City. The Company is working to refinance the remaining balance of the Note.

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

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts nor to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006 (Unaudited)

The Company has planned the following activities and the following activities exist to address the above going concern issues.

The directors have reviewed their short-term cash flow requirements and consider that the company has or has access to sufficient funds to meet the financial obligations of the company.

These include:

•

Great South Land Minerals Limited entered into a Convertible Note Agreement dated 14 December 2006 with Wind City Inc for a value of USD 4 million maturing May 31, 2008. This arrangement was backed with a corresponding Warrant Purchase between Empire Energy International, and Wind City Inc. The proceeds from the loan were used to fund seismic services by Terrex Seismic and acquire a newly constructed drilling rig from George E. Failing Company and related support equipment to be used to meet the license requirement.

•

In December 2006 the Company sold warrants to purchase sixty million shares of its common stock to Wind City Inc in conjunction with the Note Agreement. These warrants expire November 30, 2007. See Note 7.

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

These include:

•	Obtaining approval to increase authorized shares to allow additional acquisitions and fund-raising activities

•	Seeking acquisitions that will provide capital and cash flow

•	Working on refinancing opportunities and using the additional shares to pursue development activities.

•	Entering into negotiations with a number of parties for additional funding.

•	If warrants are exercised, we could receive up to USD 4 million from exercise of warrants that expire November 30, 2007 to repay the Wind City note. See Note 7

•	If warrants are exercised, we could receive up to an additional USD 5 million from exercise of warrants that expire November 30, 2007. See Note 7.

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the years ended 31 December 2006 and 2005 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern.

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at September 30, 2007 and 2006 reduces the net deferred tax assets to $0.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006 (Unaudited)

NOTE 4 – EQUITY TRANSACTIONS, ZEEHAN SHARES AND TECHNOLOGY LICENSE

On June 29, 2007, the Company agreed to terminate a license agreement entered in 2006 that allowed the Company to promote use of certain nano technology. In exchange for terminating the license agreement, the Company received a refund of the license fee, consisting of five million shares of common stock of Zeehan Zinc Limited and fifteen million shares of its own common stock. The value recorded for the stock returned was the original cost basis in the Zeehan stock $.41 per Zeehan share and the value assigned to the Empire shares when they were issued of $.20 per Empire share or a total of $5,067,804. The gain recorded on the termination reversed the loss recorded when the license agreement was initiated. The value of the Empire shares was returned to Company capital. The value of the Zeehan shares was recorded as an asset. This value of the Zeehan shares was then reduced by $966,952 through comprehensive income to reflect the quoted market value of those shares at September 30, 2007. The Company intends to use proceeds of sale of the shares to provide additional funding for oil and gas exploration and development activities.

NOTE 5 – STOCK OPTIONS ISSUED

As consideration for his agreeing to serve as the Company’s chief executive officer and president, the Company entered into an Employment Agreement with Mr. S. A. “Al” Sehsuvaroglu, effective as of August 15, 2007. The Employment Agreement has a term of three (3) years, with the possibility of extension by mutual agreement. As part of the consideration, the Company has issued to Mr. Sehsuvaroglu options, expiring September 1, 2012, to purchase 18,574,103 shares of the Company’s class A common Stock. The exercise price for options underlying 12,382,736 shares is $0.15, the exercise price for options underlying 2,063,781 shares is $0.50, the exercise price for options underlying 2,063,781 shares is $1.00 and the exercise price for options underlying the remaining 2,063,781 shares is $1.50. The $0.50 options and 1/3 of the $0.15 options (amounting to 4,127,579 shares) vested on August 15, 2007. The $1.00 options and 1/3 of the $0.15 options (amounting to 4,127,579 shares) vest on August 15, 2008. The $1.50 options and the remaining 1/3 of the $0.15 options (amounting to 4,127,579 shares) vest on August 15, 2009.

The Company determined the fair value of this stock-based compensation at the fair value of the equity instruments granted on the measurement date, which is the date the options grant was approved by the board of directors. The fair value of the equity instrument was determined to be $984,000 using the Black-Scholes option-pricing model, using 91% volatility, no dividends, 4.3% discount rate and a three year term. This compensation will be recorded as expense over the service period during which the options are earned and vested. The fair value of option’s vested and included in expense in the nine month period ended September 30, 2007 $351,000.

NOTE 6 – EQUITY TRANSACTION AND LONG TERM COMMITTMENT

On September 27, 2007, Empire Energy Corporation International entered into a Compromise Agreement dated September 15, 2007 with Malcolm R. Bendall, the former President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. The agreement:

(1)	serves as the full and final settlement of approximately $840,000 owed to Mr. Bendall, and his related entities, in deferred income and unreimbursed expenses; and

(2)	provides for Mr. Bendall’s employment as a consultant to Empire for a period of five years after the date of the agreement.

As consideration for the cancelled amounts owed and his agreement to serve as a consultant, Mr. Bendall is entitled to:

(1)	sixty monthly installments of $18,000 each, net of United Kingdom taxes; and

(2)	compensation in the form of 5.6 million shares of Empire class A common stock which may, at Mr. Bendall’s discretion, be partially (50%) exchanged for cash within the first year. The agreement permitted Mr. Bendall to elect to receive consideration in the form of shares of Pacific Rim Foods Limited, a wholly owned subsidiary of Empire, based on an auditor’s opinion. Pursuant to the consideration provisions of the agreement, the Company issued to Mr. Bendall 5.6 million shares of Empire class A common stock on October 15, 2007.

Pursuant to the Agreement, Empire has agreed to indemnify and pay the expenses of Mr. Bendall in connection with certain ongoing litigation. The Company believes that the potential cost of this indemnity will not be significant.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007 and 2006 (Unaudited)

NOTE 7 – SUBSEQUENT EVENTS AND RELATED PARTY MATTER

On October 15, 2007, the Company entered into a Put and Call Option Agreement with MR Associates, a sole trader that is wholly owned by the chairman of Empire’s board of directors, Mr. Michael Roberts. The option agreement relates to MR Associates’ rights under a special exploration license SEL 5/2005 granted by the Tasmanian government to conduct exploration for oil and natural gas on a plot of land adjacent to the license area held by our subsidiary Great South Land Minerals Limited (“GSLM”). The Exploration License was granted on September 8, 2005 for a term of five years and provides exploration rights for hydrocarbons, (excluding oil shale and coal bed methane) in an area of approximately 13,336 sq. km., covering the majority of the sedimentary basin in the northern part of the island of Tasmania. As consideration to MR Associates for entering into the option agreement, Empire has issued 2.5 million shares of our class A common stock to MR Associates.

Pursuant to the option agreement, each party has an option to require the other party to close the underlying transaction (described below) within the option exercise period of 180 days. The option period is extendable for an additional 180 days at Empire’s discretion upon payment of AUD $500,000 from Empire to MR Associates. Exercise of an option is contingent upon several conditions, each of which is waivable by the party for whose benefit the condition operates, including:

•	Michael Roberts being appointed to the Board of Directors of Empire;

•	Michael Roberts being nominated by Malcolm Bendall to serve as the chair of Empire’s Board of Directors;

•	Empire’s not having appointed any additional directors to its board since the date of the Option Agreement without MR Associates’ written consent, which is not to be unreasonably withheld;

•

Empire having obtained no less than US $15 million (net) in financing, or sufficient financial resources in MR Associates’ discretion, to be used for drilling certain identified wells in the license areas;

•	Empire having appointed Mr. S.A. Sehsuvaroglu or another internationally recognized executive in the oil and gas industry as Chief Executive Officer; and

•	Empire and MR Associates having entered into an agreement providing Michael Roberts a portion of certain net revenues from certain identified drill locations.

Exercise of the put option by MR Associates or the call option by Empire will result in the transfer of all title and interest in the exploration license to Empire and the issue of 17 million shares of class A common stock by Empire to MR Associates. Empire would also agree to include two MR Associates designated wells as part of the first eight exploratory wells that are drilled by GSLM. If the option is exercised, MR Associates will also cancel a certain farm-in agreement to which Empire was a party and which was fully described in and attached as an exhibit to Empire’s registration statement on Form SB-2, filed with the Securities and Exchange Commission on August 2, 2006. The ability of the Company to make a payment of the 17 million shares is dependent upon shareholder approval of a proposal to increase our authorized number of shares from 300,000,000 to 600,000,000 to be voted upon at Empire’s November 15, 2007 Annual Meeting of shareholders.

On October 15, 2007, the Company issued 5.6 million shares of Empire class A common stock to Mr. Bendall in accordance with the Compromise Agreement described in Note 6.

In October 2007, the Company decided to contract the drilling of its exploration wells and completed the sale of certain drilling equipment for approximately $1.7 million (excluding GST). The Company intends to use the proceeds of the sale of equipment to reduce debt and provide additional funding for oil and gas exploration and development activities.

On November 12, 2007, Wind City notified the Company it is exercising its Warrant, in part, for the purchase of 666,680 shares of class A common stock at a total exercise price of $100,002. Further Wind City instructed the Company to redeem the Note, apply all proceeds of such redemption towards the exercise price, and to transfer all excess proceeds (which shall not be less than $3,899,998) to Wind City. The Company is working to refinance the remaining balance of the Note.

Item 2.	Managements Discussion and Analysis or Plan of Operation

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have four wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Group Limited, Expedia Limited and Batego Limited. We also own approximately 48% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis of control established by a voting agreement. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM. Cyber holds our initial investment in Zeehan Zinc limited, a Tasmanian mining company. Expedia held our investment in certain technology licenses. Batego was acquired in the termination of the technology license and holds the Empire and Zeehan share receivable proceeds acquired in that transaction. Pacific Rim Foods has interests in the Chinese shelf stable foods and agriculture industries.

GSLM holds Special Exploration License 13/98 under terms set by Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources (DIER), that require the company to expend no less that AUD $21.5 million (US $19.23 million) by September, 2009.

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

In addition to the seismic and gravity programs, we plan to continue exploratory drilling involving initially four sites that have been approved and another ten sites that have been identified by geophysics beginning in the Australian spring of 2007. We are presently following tenders to contract drilling of the identified locations and pursuing additional vend-in property. We determined that efficient drilling operations were best contracted and have since sold our drilling equipment.

As announced during the fourth quarter of 2005, we obtained an exclusive license for the nano-key ball mill technology. We determined that this technology would be a longer term development project so in June 2007 we entered into an agreement to terminate this license agreement and obtain a return of the license fee. We plan to use the proceeds of the sale of the five million shares of Zeehan common stock and fifteen million shares of Empire common stock we will receive to fund our ongoing oil and gas exploration, drilling and development program during the fourth quarter of 2007 and early quarters of 2008.

Results of operations

Since the inception of our current business plan following our merger with GSLM in 2005, our operations have consisted primarily of various start-up activities relating to our current business, including seeking institutional investors, locating joint venture partners, engaging firms to comply with leasehold conditions, incurring strategic investments and developing our long term business strategies and testing and evaluating our licensed property.

During the quarter ended September 30, 2007, the combined Company generated no revenue. The combined Company generated a loss of $1,784,000 primarily by incurring GSLM exploration expenses of $165,000 and general & administrative expenses of $1,472,000, primarily personnel and consulting expenses required to maintain the corporate existence and pursue funding for GSLM exploration activities and oversee the seismic and gravity evaluation and prepare the drilling program. During the quarter ended September 30, 2006, the Company also generated no revenue. The Company generated a loss of $958,000 incurring exploration expenses of $12,000 and general and administrative expenses of $890,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

During the nine months ended September 30, 2007, the combined Company generated no revenue. The combined Company generated a loss of $5,499,000 primarily by incurring GSLM seismic and exploration expenses of $2,787,000 and general & administrative expenses of $3,318,000, primarily personnel, consulting and legal required to maintain the corporate existence and pursue funding and planning for GSLM exploration activities and oversee the seismic and gravity evaluation work. During the nine months ended September 30, 2006, the Company also generated no revenue. The Company generated a loss of $6,634,000 primarily by incurring exploration expenses of $1,579,000 and general and administrative expenses of $3,100,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

Liquidity and Capital Resources

On September 30, 2007, the Company had $836,000 in cash, $68,000 in prepayments of legal and facility expenses, and $5,481,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $835,000 in long-term debt and approximately $1,140,000 in non-current trade payables. Substantially all long-term debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the nine months ended September 30, 2007 was $4,700,000 compared to $2,323,000 for the nine months ended September 30, 2006. Cash provided by investing activities was $3,807,000 during the nine months ended September 30, 2007, primarily as a result of the $4,500,000 received from the sale of Zeehan Zinc shares. Cash used in investing activities during the nine months ended September 30, 2006 was $1,305,000, primarily a loan to Zeehan Zinc, Ltd. Net cash provided by financing activities during the nine months ended September 30, 2007 was $166,000, including $259,000 received as equity invested in the Pacific Rim subsidiary, reduced by repayment of notes payable. Net cash provided by financing activities was $1,600,000 from sale of convertible debentures, $2,031,000 from sale of Empire common stock and $780,000 from the sale of common stock in our Pacific Rim subsidiary during the nine months ended September 30, 2006.

Subsequent to September 30, 2007, the Company issued 5.6 million shares common stock in accordance with the Compromise Agreement described in Note 6 to eliminate $840,000 of non-current liabilities. In addition, the Company decided to contract the drilling of its exploration wells and completed the sale of certain drilling equipment for approximately $1.7 million (excluding GST). The Company intends to use the proceeds of the sale of the equipment to reduce debt and provide additional funding for oil and gas exploration and development activities.

Additional financing will be needed during 2007 to continue to develop the license property and pursue the company’s business plan. We have paid interest through August 31, 2007 on our note payable to Wind City and we are pursuing alternatives to refinance this liability. The next interest payment is scheduled to be due November 30, 2007, at which time warrants held by Wind City to purchase sixty million shares of our stock will also expire if not exercised. On November 12, 2007, Wind City notified the Company it is exercising its Warrant, in part, for the purchase of 666,680 shares of class A common stock at a total exercise price of $100,002. Further Wind City instructed the Company to redeem the Note, apply all proceeds of such redemption towards the exercise price, and to transfer all excess proceeds (which shall not be less than $3,899,998) to Wind City. The Company is working to refinance the remaining balance of the Note.

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

PART II—OTHER INFORMATION

Item 6.	Exhibits

(a) The following exhibits are furnished as part of this report:

1.	Exhibit 31.1 Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Exhibit 31.2 Certification required by Section 302 of the Sarbanes-Oxley Act of 2002

3.	Exhibit 32.1 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

4.	Exhibit 32.2 Certification required by Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Empire Energy Corporation International

November 14, 2007
	By:	/s/ S.A. Sehsuvaroglu
S.A. Sehsuvaroglu
Chief Executive Officer

	By:	/s/ John C. Garrison
John C. Garrison
Chief Financial Officer