Form 10KSB
period 2007-12-31
EMPIRE ENERGY CORP
filed 2008-04-09
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Name of small business issuer in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 College Blvd, Suite 240 Leawood, Kansas	66211
(Address of principal executive officers)	(Zip Code)

Issuer’s telephone number: (913) 663-2310

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value	Class B Common Stock, $.001 par value
(Title of Class)	(Title of Class)

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

The issuer’s revenues for its most recent fiscal year ended December 31, 2007 were $ -0-.

The aggregate market value of the 146,881,921 outstanding voting and non-voting common stock held by non-affiliates of the issuer was $22,032,300 as of March 30, 2008. The stock price for computation purposes was $0.15 per share which was the closing price on March 30, 2008, the last reported sale price for our common stock. The issuer had 206,046,456 shares of its Class A Common Stock issued and 198,546,456 shares outstanding, 101,917 shares of its Class B Common Stock issued and outstanding, and 101,917 shares of paired convertible Exchangeco shares issued and outstanding as of March 30, 2008, the latest practicable date before the filing of this report.

PART I

Item 1.	Description of Business.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia via our wholly-owned subsidiary Great South Land Minerals Limited. Empire in its present form began in April 2005, when it acquired, via reverse merger, the Tasmanian Company Great South Land Minerals Limited, then a publicly held Australian company. Prior to the acquisition, we had divested ourselves of all assets and most liabilities and had been seeking opportunities in the oil and gas sector which our board felt were best met by the merger with Great South Land Minerals Limited.

We are still in the exploration stages and have not yet produced any natural resources or revenues. As an exploration company without proven reserves, we cannot guarantee we ever will earn revenues or pay dividends. A description of our leaseholds where we have exclusive rights to explore for gas, oil and helium is set out in the section “Description of Properties” below. At present we are primarily fund-raising to continue the exploration of our leasehold tenements and have modified our business slightly to facilitate financing opportunities. During 2007, we sold non-core assets for total proceeds of approximately $9 million which we applied to pursue the oil and gas exploration activities and reduce notes payable. We view our investment of over AUD $36 million (refer Table 3 and rider) on the Tasmania Basin in developing our current database, built over 30 years of study, as the company’s real key asset. This expenditure includes over significant efforts in seismic, gravity, magnetic, geochemical and geophysical compilations and several independent expert reports. These reports indicate the potential of an outstanding resource of oil equivalent being in the geological structures onshore Tasmania.

After the acquisition of Great South Land Minerals Limited, we expanded our business activities to include an interest in Zeehan Zinc Limited, a base metal and precious metal mining concern located near Tasmanian oil operations. We indirectly acquired 37.5% of the then issued and outstanding shares in November 2005. We sold a substantial portion of our investment in January 2007 and we completed the sale of our Zeehan Zinc investment in December 2007. Proceeds of the sales were used to pursue the exploration and seismic program and to eliminate debt owed to Wind City, Inc.

By means of a voting agreement we have a controlling interest (51%) in Pacific Rim Foods Limited, a China based food processing concern. We currently are pursuing a suitable public entity that we may roll Pacific Rim Foods Limited into, therefore potentially giving the option of Empire to liquefy it’s position in Pacific Rim Foods for the purpose of financing the oil and exploration project if necessary.

Background

Empire

Empire is headquartered in Leawood, Kansas (Kansas City area). Empire was incorporated in November of 1983 in the state of Utah. We are a reporting company under the Securities Exchange Act of 1934 whose common shares trade on the OTC bulletin board under ticker symbol EEGC.

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

To assist in the financing of Great South Land Minerals Limited and its acquisition, on July 2, 2004, Empire issued convertible debentures to HEM Mutual Assurance LLC (now converted) in an aggregate principal amount of $500,000. Those debentures converted into a total of 6,925,000 shares of Empire common stock from July 2004 until February 2006 when the last debentures converted.

In April 2005, we concluded an exchange offer for all of the issued and outstanding shares of Great South Land Minerals Limited. We acquired 100% control of Great South Land Minerals Limited in July of that year in exchange for 62,426,782 shares of our common stock.

On August 17, 2005, the Company’s shareholders approved a resolution increasing the authorized shares of common stock from 100 million to 300 million shares. On November 15, 2007, the Company’s shareholders approved a resolution increasing the authorized shares of common stock from 300 million to 600 million shares.

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

On January 5, 2007, the Company and its wholly owned subsidiaries Great South Land Minerals Limited and Cyber Finance Group Limited closed a financing transaction with Wind City Inc., a Delaware corporation, pursuant to which we issued warrants in two tranches and Great South Land Minerals Limited issued a floating rate note, each as detailed below, and Wind City Inc. loaned $4,000,000 to Great South Land Minerals Limited. Great South Land Minerals Limited used the proceeds from the loan to pre-pay seismic services by Terrex Seismic, to purchase a new mobile oil drill rig and to pay certain costs of closing. Under the terms of the note and warrant purchase agreement, (i) Wind City Inc. acquired a warrant to acquire 26,666,667 shares of the Company’s class A common stock and a second warrant to acquire 33,333,333 shares of the Company’s class B common stock, exercisable in each case prior to November 30, 2007 at a price of $0.15; and (ii) Wind City Inc. acquired a floating rate note issued by Great South Minerals Limited. . Wind City Inc. also granted to our subsidiary, Cyber Finance Group Limited a put option to require Wind City Inc. to purchase 4,500,000 of Cyber Finance Group Limited’s ordinary shares of Zeehan Zinc Limited at a price of US $1.00 per share. This option was exercised in January of 2007 and the $4,500,000 proceeds were used to pursue the seismic and exploration program. Libertas Capital assisted as Empire’s financial adviser in the transaction and received in consideration for its services 4,766,667 shares of our Class A common stock.

In November 2007, the warrants to acquire the 60,000,000 shares of common stock expired. In December 2007, we repaid the $4,000,000 floating rate note using proceeds of the sale of our remaining interest in Zeehan Zinc shares and proceeds of sale of the drilling rig.

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

In 2001, the Australian Federal Government, through the Australian Research Grants Scheme awarded the University of Tasmania and Great South Land Minerals Limited an AUD $417,000 (USD $329,128) Research and Development grant to study the petroleum systems in Tasmania. This grant enabled a team of university and Great South Land Minerals Limited geoscientists to develop a computer model for the geological, tectonic and fluid flow evolution of central Tasmania for the last 500 million years. The grant was supported by an AUD $268,000 (USD $211,532) payment from Great South Land Minerals Limited.

In 2000, Great South Land Minerals Limited undertook the first major regional seismic survey to be carried out onshore Tasmania, completing in 2001. It is the directors’ understanding that the 660 kilometer line survey, coupled with prior studies established that large geological structures, with the potential to be petroleum traps, exist south of Launceston in northern Tasmania and under the Central Highlands.

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

Operations

As of the date of this document, Empire has one administrative employee. Contracted management and professional services were rendered by John Garrison (Director) and Malcolm Bendall (CEO) during the period. Mr. Bendall resigned his positions in August 2007 upon addition of new executive management, but returned to the position in February 2008 after the resignation of those executives.

Great South Land Minerals Limited employed 12 Management, Administration, Geological & contracted part-time staff in addition to the contracted management and technical services of Mr. Malcolm Bendall (CEO).

Exploration and development activities commission industry personnel and specialized contracted services are hired by the companies from time to time.

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

Environmental controls are imposed within the provisions of the Environmental Management and Pollution Control Act 1994, which has as its fundamental basis, the prevention, reduction and remediation of environmental harm, including environmental nuisance and its adverse effect on the environment. Permits are issued in accordance with the Land Use Planning and Approvals Act 1993 in respect of proposed use or development affecting the leased land.

Great South Land Minerals Limited uses bonds to ensure that sites are adequately rehabilitated so that there are no remaining environmental or safety hazards requiring remediation in the event of failure of the respective company to carry out site remediation obligations and is consistent with other Australian jurisdictions. Great South Land Minerals Limited has a guarantee and bond in the amount of AUD $75,000 (USD $65,754).

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

The mainly type 1 Kerogen oil prone Gondwana Petroleum System is considered more prospective than the mainly gas prone Larapintine Petroleum System. Maturation of the Gondwana Petroleum System as measured by conodont colour alternation in the Gordon Limestone and direct geochemical analysis increases towards the south of the basin, being under mature in the north to possibly over mature for oil in the south, whereas reservoir quality increases towards to north. Faulting is much more intense in the southern half than in the northern half of the basin, thereby reducing trap size and increasing the risk of seal breaching. Additionally, the centre of the basin has not been uplifted to the extent of areas in the Central Highlands and in the south. Great South Land Minerals Limited therefore proposes an exploration program that concentrates seismic exploration in the central parts of the Tasmania Basin and also explores the potential of the Larapintine Petroleum System under the Central Highlands.

To date, Great South Land Minerals Limited has not drilled seismically defined targets. The Company has specifically define d fourteen targets and aims to define accurately as many targets as possible before drilling exploration wells on those targets. Stratigraphic wells may be drilled to increase geological and petrophysical knowledge of what is still a frontier basin. The results of the AUD $4.4 million seismic survey substantially completed in 2007 by Terrex Seismic and described below helped to define prospects and assisted in determining exact drill locations. We are in the process of obtaining regulatory approval to drill our first eight exploratory wells, which we expect to begin work during 2008. Subject to further approvals and resources, we intend to drill all fourteen structures so far defined as soon as practical. We are also simultaneously pursuing joint venture opportunities to determine whether such ventures might provide commercially acceptable parallel routes for exploiting the potential of the Special Exploration License. RPS Energy has completed a competent persons report for our intended capital raising.

Recent Developments

Great South Land Minerals Limited

On September 28, 2005, Great South Land Minerals Limited signed a seismic services agreement with Terrex Seismic Pty Ltd., an Australian company specializing in seismic survey work. Under the terms of the agreement, Terrex, provided 271 line kilometers of 2D seismic, spread throughout Special Exploration License 13/98. During 2007, this contract was substantially completed with a total of 1,149 line kilometers of 2D seismic being completed.

The Terrex budget described below had been initially planned to commence in 2005, but was delayed due to unavailability of seismic equipment, due to the increase in global oil prices and subsequent demand on limited equipment and resources in Australia. The directors believe the budget, including the Seismic contract work described above and expenditure meeting the license conditions (refer Table 3 and rider), has exceeded the license conditions (over a five year term) as at December 31, 2007.

Table 1

Claimed annual exploration expenditure meeting license conditions period January 1, 2007 to December 31, 2007

(all numbers in Australian dollars)

Activity	Q1 ‘07 actual	Q2 ‘07 actual	Q3 ‘07 actual	Q4 ‘07 actual
Geology & Geochemistry	81,554	50,718	4,880	56,173
Geophysics – Ground (Seismic)	260,241	424,066	192,674	81,133
Drilling / Gridding	81,900	258,601	174,932	165,260
Other	383,118	358,927	398,186	3,278
Administration	85,957	76,406	37,249	30,257
Quarterly Total	892,770	1,168,718	807,921	336,101
Annual Total				3,205,510

The following major projects & developments completed in late 2006 and 2007:

•

A major seismic program covering Central and Eastern Tasmania managed by Terrex Seismic of Perth, Western Australia was completed. The seismic trucks arrived in Tasmania in March 2007. A further environmental survey has been completed on seismic lines in the Midlands of Tasmania. Over 1,149 kilometers of seismic data were obtained and processed through December 31, 2007.

•

Great South Land Minerals Limited has commissioned a petroleum drill-rig which is scheduled to drill at least 8 holes in 2008. Great South Land Minerals Limited has also completed most of the environmental, threatened species, archaeological, cultural, hydrological, acoustic and fire-risk assessments of its eight potential drill sites, and has obtained provisional land-owner approval for the first five sites.

•

A major synthesis of all previous work as part of a basin analysis study of onshore Tasmania by RPS Energy Perth Western Australia is ongoing, with completion of a Competent Persons Report for capital raising purposes.

•	Geochemical studies of oil shows from western and southern Tasmania by Geotechnical Services of Perth Western Australia is ongoing;

•	A major gravity survey of the Central Highlands of Tasmania by Solo Geophysics of Adelaide was completed and its interpretation is continuing.

•	Planning and tendering for an aerial magnetic survey of Central Tasmania has been started.

•	An integrated study has commenced of the geology and geophysics of Central Tasmania by Dr David Leaman, of Leaman Geophysics, utilizing current Gravity and Seismic results and is ongoing;

•	Re-processing of seismic lines shot in 2001 by Fugro Seismic Imaging of Perth has been completed;

•	Two Great South Land Minerals Limited Federal Government sponsored PhD theses at the University of Tasmania on the petroleum geology of onshore Tasmania were completed.

•	The seismic and drilling programs are planned to be ongoing subject to logistical and weather restrictions

•	Great South Land Minerals Limited has refurbished the suite of offices at level 3, 65 Murray Street Hobart Tasmania as a Seismic centre for seismic & GIS personnel and equipment.

•	The purchase of state-of the art seismic interpretation software (Kingdom Suite) for use on high- end computers which have been installed at our refurbished Murray Street offices.

•	We have recruited nine new staff members, including four geoscientists, bringing our staff numbers to fourteen.

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

Great South Land Minerals Limited is totally committed to an expansive and aggressive exploration program throughout Special Exploration License 13/98. Prior to this time, it has been difficult to undertake a petroleum drilling program in Tasmania due to a general shortage of petroleum drill-rigs in Australia. We intend to drill numerous suitable targets defined on our 2001, 2006 and 2007 seismic programs. However, given the large number of reports for each drill hole and the general regularity environment, it takes much longer to obtain permission to drill a hole than to actually drill the hole.

Pacific Rim Foods

On March 10, 2006, we acquired 51% of the then-issued voting securities of Pacific Rim Foods Ltd., a Mauritius corporation, in exchange for 9,000,000 shares of our Class A common stock. We have also provided Pacific Rim with US $300,000 as an inter-company loan maturing on 22 March 2009. Pacific Rim seeks to build a branded shelf stable food business in the Asia Pacific Rim market, initially focusing on China. Pacific Rim’s target capacity is eight processing plants, which would operate at 80% of capacity permitting an estimated target production of 20,000,000 cases of shelf stable food items.

Pacific Rim Foods Ltd. reviewed in late 2004 and 2007, the Jilin Jimei Foods Ltd. 2006 China operating results in determining whether to proceed with its 49% acquisition for $1.00, to offer to acquire additional ownership or to structure the acquisition through a wholly owned foreign enterprise. Pacific Rim acquired in March 2004 an interest in Jilin Jimei Foods Limited, which provided Pacific Rim with access to one plant operating at 10% capacity. The preliminary China unaudited operating results of Jilin Jimei Foods Ltd., which also include the Liaoning Province leased operation, are summarized as follows:

	2007	2006
	(RMB Yuan)
Revenues	16,563,241	28,573,618
EBITDA	2,543,075	4,838,576

Pacific Rim Foods Ltd. decided after reviewing the accounts of Jilin Jimei Foods Ltd., that senior management needed to run the Liaoning facility and to change the lease to a co-pack arrangement. Under this arrangement the senior management of Jilin Jimei Foods Ltd. may only have to provide quality control oversight and certain limited assistance in overseeing the quality of the Jimei brand that the facility may produce. Pacific Rim Foods Ltd. is also looking to have its brand review additional co-pack facilities. This arrangement may allow Jilin Jimei Foods Ltd.’s senior management to oversee multiple facilities from a quality control standpoint without having to manage day to day operations. Pacific Rim anticipates that the Changchun plant may expand certain capacity again in 2008.

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

By means of a voting agreement, have a controlling interest (51%) in Pacific Rim Foods Limited. We currently are pursuing a suitable public entity that we may roll Pacific Rim Foods Limited into, therefore potentially giving the option of Empire to liquefy it’s position in Pacific Rim Foods for the purpose of financing the oil and exploration project if necessary.

Nanokey Ball Mill Technology

Empire has formed a wholly-owned subsidiary, Expedia International Limited, incorporated in the British Virgin Islands for the purpose of engaging in a joint venture with Batego Limited, a Hong Kong based technology company. By agreeing to the joint venture in consideration of issuing 15,000,000 shares of Empire common stock and transfer of 5,000,000 shares in Zeehan Zinc Limited, Empire, through Expedia International, obtained exclusive world marketing rights of certain intellectual property of Batego Limited. This agreement was cancelled in June 2007 in order to focus resources and effort on the oil and gas exploration. The share payments were returned to Empire. The Empire shares were returned to the treasury and cancelled. The Zeehan shares were returned to assets and were subsequently sold and proceeds used to repay the Wind City floating rate note.

Zeehan Zinc Limited

After the acquisition of Great South Land Minerals Limited, we expanded our business activities to include an interest in Zeehan Zinc Limited, a base metal and precious metal mining concern located near Tasmanian oil operations. We indirectly acquired 37.5% of the then issued and outstanding shares in November 2005. We sold a substantial portion of our investment in January 2007 and we completed the sale of our Zeehan Zinc investment in December 2007. Proceeds of the sales were used to pursue the exploration and seismic program and to eliminate a $4,000,000 note payable to Wind City, Inc.

Item 2.	Description of Property.

The Company’s executive offices are located at 4500 College Boulevard, Suite 240, Leawood, Kansas 66211, where we rent approximately 5,000 sq. ft. of shared, supported office space at a cost of $1,500 per month on a short term basis. The Great South Land Minerals Limited office premises at level 3/65 Murray Street have been refurbished to accommodate a specialized data room for seismic and other technical information relating to exploration activities.

The Company does not directly own any real estate, but our wholly-owned subsidiary, Great South Land Minerals Limited, has rights under a leasehold granted by the Tasmanian government which is described in detail below.

Oil and natural gas properties

We conduct our oil and gas activities through our wholly-owned subsidiary, Great South Land Minerals Limited. Great South Land Minerals Limited has rights to an onshore petroleum license, Special Exploration License 13/98, in Tasmania, Australia, that the Great South Land Minerals Limited Board believes has prospects for economic exploitation of oil, hydrocarbon gases and helium. The Tasmanian Department of Industry, Energy and Resources granted Special Exploration License 13/98 to Great South Land Minerals Limited for an initial period of five years expiring on May 18, 2004, with the subsequent extension of the license for another five years to September 2009.

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

Table 3

Claimed Special Exploration License 13/98 Expenditure to meet the License conditions for the period

2004 (year 5) to 2009 (year 10) including expenditure from 1998 to 2003 brought forward*

Year and quarter		Annual expenditure requirement (AUD $)	Cumulative expenditure requirements (AUD $)	Cumulative Mandatory expenditure (80%) (AUD $)	Actual Claimed expenditure (AUD $)		Actual Claimed expenditure (USD $)		Claimed Cumulative Expenditure (by year) (AUD $)
Year 1, 1998 – to Year 5—2004						$6,636,518		$5,818,434		$6,636,518
Year 6 License Requirements	AUD	$5,341,000	$5,341,000	$4,272,800		$17,981,424				$24,617,942
	USD	$4,682,615	$4,682,615	$3,746,092				$15,764,854		$21,583,288
1st quarter – Dec 04						$35,837		$31,419
2nd quarter – Mar 05						$—		$—
3rd quarter – Jun 05						$17,780,730		$15,588,899
4th quarter – Sep 05						$164,857		$144,535

Total for Year 6						$17,981,424		$15,764,854
Year 7 License Requirements	AUD	$3,020,000	$8,361,000	$6,688,800		$2,919,413				$27,537,355
	USD	$2,647,725	$7,330,340	$5,864,272				$2,559,537		$24,142,825
1st quarter – Dec 05						$208,570		$182,860
2nd quarter – Mar 06						$2,306,962		$2,022,583
3rd quarter – Jun 06						$149,464		$131,040
4th quarter – Sept 06						$254,416		$223,054

Total for Year 7						$2,919,413		$2,559,537
Year 8 License Requirements	AUD	$4,799,000	$13,160,000	$10,528,000		$8,961,762				$36,499,117
	USD	$4,207,427	$11,537,767	$9,230,213				$7,857,046		$31,999,871
4th quarter – Dec 06						$6,092,355		$5,341,350
1st quarter – Mar 07						$892,768		$782,716
2nd quarter – June 07						$1,168,718		$1,024,650
3rd quarter – Sep 07						$807,921		$708,329

Total for Year 8						$8,961,762		$7,857,046
Year 9 License Requirements	AUD	$6,530,000	$19,630,000	$15,752,000		$336,101				$36,835,218
	USD	$5,725,047	$17,210,210	$13,810,251				$294,670		$32,294,541
4th quarter – Dec 07						$336,101		$294,670
1st quarter – Marc 08					$		$
2nd quarter – June 08					$		$
3rd quarter Sept 08					$		$

Total for Year 9					$		$
Year 10 License Requirements	AUD	$1,810,000	$21,500,000	$17,200,000					$
	USD	$1,586,881	$18,849,695	$15,079,756					$
4th quarter – Dec 08					$		$
1st quarter – Mar 09					$		$
2nd quarter – June 09					$		$
3rd quarter Sept 09					$		$

Total for Year 10					$		$

*	Table 3 above represents the claimed AUD $36.8 million expenditure by Great South Land Minerals Limited which the directors believe meets the license conditions of Special Exploration License 13/98. The expenditure claimed and reported to Mineral Resources Tasmania is based on the contract’s September to October reporting year, conflicting with the December year end reporting period of Empire Energy Corporation International. In addition, the exploration and development expenditures disclosed in the Consolidated Financials and Notes thereto of Empire Energy Corporation International for the year ended 31, December 2007 were prepared using USA Generally Accepted Accounting Principles which is different to the definition of exploration expenditure of Special Exploration License 13/98. In December 2007, we sold drilling equipment and used the proceeds to eliminate a note payable and the resulting security interest on Great South Land Minerals. The purchase of this equipment in the amount of AUD $1,407,549 has been included in the claimed expenditures and will offset future expenditures to be claimed under this license.

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

The Terrex Seismic trucks have completed 271 line kilometers of seismic onshore Tasmania from March 2007. In addition, a Competent Persons Report has been written to comply with our intended fund raising efforts, along with a geophysical assessment and compilation of the target structures. Together with our ongoing regional gravity survey, we believe this clearly demonstrates to the Government, our shareholders and the Tasmanian public, our commitment to fulfill all conditions precedent for a commercial discovery into production.

Great South Land Minerals Limited and its predecessor companies have spent substantial amounts on exploration activities. These activities have so far established the presence of two petroleum systems, the Larapintine Petroleum System and the Gondwana Petroleum System. In identifying these petroleum systems, Great South Land Minerals Limited has proved the presence of quality source world class source rocks, including the Tasmanite Oil Shale which is the richest oil and gas source rock and is used as the world standard for type 1 kerogen, that are thermally mature for the generation of gaseous and liquid hydrocarbons. This determination shows that hydrocarbons have been generated, expelled and migrated into potential reservoir units. Although recent seismic data has shown the potential for trapping mechanisms, the Company is undertaking additional gravity and seismic work to identify potential drill targets. Great South Land Minerals Limited continues its exploration activities with exploration drilling & stratigraphic coring activities being planned in strategic locations.

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

In June 1984, the recent phase of oil and gas exploration commenced when Conga Oil Pty Ltd, the earliest predecessor of Great South Land Minerals Limited, acquired part of the D’Entrecasteaux Region of Southern Tasmania in order to verify old hydrocarbon seeps and drilling reports. Conga Oil continued to acquire exploration rights to a large part of Southern Tasmania. In 1988, Conga Oil’s initial license area covering 50 square kilometers was incorporated into a new permit which covered an area of 3500 square kilometers. Conga Oil continued to explore this area until 1995 when it formed Great South Land Minerals Pty Ltd., a privately held Australian company, and assigned the permit to Great South Land Minerals Pty Ltd. After receiving two other licenses, Great South Land Minerals Pty Ltd now held a total area of 13,200 square kilometers (32.6 million acres). All licenses expired in 2001. In March 1998 Great South Land Minerals Pty Ltd changed from a private to a public company, Great South Land Minerals Limited, by way of a special resolution approved by shareholders. A new, enlarged exploration license, Special Exploration License 13/98 was formed from the three prior exploration licenses and Great South Land Minerals Limited continued to explore these areas until the permit officially expired on May 18, 2004. A description of the renewed leasehold, including disclosure relating to required expenditures to maintain rights under the Special Exploration License, is set out above.

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

At the request of the Mines Department, Great South Land Minerals Pty Ltd. employed an independent consultant, Mr. Mulready, to assess the significance of the gas encountered at Shittim #l. Mr. Mulready concluded the hole had established that a seal, reservoir and gas were present and that the results encouraged further investigation of the basin depocentre located in central Tasmania. On the basis of this report, Great South Land Minerals Pty Ltd. then focused its exploration activities in this area of the basin. Concurrent with this work, Trent J. Woods, University of Tasmania, investigated the timing of potential hydrocarbon generation from Paleozoic sediments and the characterization of potential reservoirs of the Lower Parmeener Supergroup.

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

During 2001, Great South Land Minerals Limited completed 660 line kilometers of regional seismic survey over part of the area of Special Exploration License 13/98. At the conclusion of the seismic program, Great South Land Minerals Limited submitted an environmental report to the Department of Primary Industry, Water and the Environment’s Threatened Species Unit. The preliminary results of the interpretation identified several potential anticlinal/domal traps. Two small anticlinal structures were identified in the Parmeener Supergroup beneath the Longford basin and one in the Tertiary infill of the Longford Basin. Six potential traps were recognized in the Central Highlands area where gently dipping anticlines in the Parmeener almost directly overlie and reflect more steeply dipping anticlines beneath the Devonian unconformity. These Devonian structures are probably mainly within the Wurawina Supergroup and contained within the Devonian fold-thrust belt. Based on these seismic results Great South Land Minerals Limited planned a 1075 line kilometer program designed to acquire further regional data, to define structures identified during the prior survey and to place lines close to wells that were drilled and pre-collared in 1997. This survey started in April 2006 and 152 line kilometers were acquired within the Central Highlands of Tasmania.

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

Mining Operations

At the beginning of 2007, we owned 2% of the issued and outstanding shares of Zeehan Zinc Limited through a wholly owned subsidiary, Cyber Finance Group Limited. In January 2007, we sold approximately 60% of our interest for total proceeds of $4.5 million. In June 2007, we reacquired 5 million shares in the cancellation of the technology license arrangement. In December 2007, we sold our entire remaining interest in Zeehan shares for total proceeds of approximately $3.5 million and used the proceeds to pay off the note payable to Wind City, Inc. and eliminate the lien on the Oil and Gas Exploration License property and the Pacific Rim investment. At December 31, 2007, we had no ownership in the mining operations of Zeehan Zinc.

Item 3.	Legal Proceedings.

As further described in “Risk Factors – Business Risks,” the Australian securities regulator sent us notice that our initial acquisition of an indirect interest in Zeehan Zinc Limited may have violated the Australian Corporations Act 2001. Although we have decreased our holding below the 20% threshold described in that legislation, the regulator has not indicated what action it may take regarding the initial violation. In a response dated 22 August 2006 from the Australian Securities and Investment Commission, the transaction in which we divested our Special Exploration License of a portion of our Zeehan Zinc Limited stake has been described as then at a level of 2%. There has been no further correspondence received from the Commission to date. We now have no interest in Zeehan Zinc Limited.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually, or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 4.	Submission of Matters to a Vote of Security Holders.

At the annual meeting of shareholders on November 15, 2007, the shareholders voted to increase the authorized shares of common stock from 300 million to 600 million shares. In addition, Tad Ballantyne, Clive Burrett, John Garrison, Michael Roberts and S. A. Sehsuvaroglu were elected to the board of directors and the accounting firm of UHY Haines Norton was approved as registered auditors.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EEGC”.

As of 30 March, 2008, we had 206,046,456 shares of our Class A common stock outstanding held by approximately 1,400 shareholders of record and 1,009,170 shares of our Class B common stock outstanding, held by approximately 450 shareholders of record.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Table 4

Period Ended	High	Low
March 31, 2005	$0.82	$0.25
June 30, 2005	$0.56	$0.22
September 30, 2005	$0.20	$0.12
December 31, 2005	$0.20	$0.11
March 31, 2006	$0.18	$0.11
June 30, 2006	$0.30	$0.14
September 30, 2006	$0.19	$0.06
December 31, 2006	$0.09	$0.07
March 30, 2007	$0.14	$0.13
June 30, 2007	$0.19	$0.09
September 30, 2007	$0.18	$0.10
December 31, 2007	$0.14	$0.08

At March 30, 2008 the bid price of the Company’s Class A common stock was $0.15.

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

Overview

We are a development stage oil and gas exploration company, devoting substantially all of our efforts to raising funding to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia. We sold our interest in shares of Zeehan Zinc Limited a zinc, lead and silver mining company located near our license area in Tasmania, but owned as much as 37% earlier in 2006. We currently have a 47% economic interest and a 92.6% voting interest in Pacific Rim Foods Ltd., a Mauritius-based entity with interests in the Chinese shelf foods industry. In May 2006, we acquired Expedia International Limited, a company incorporated in the British Virgin Islands that has entered into a joint venture with Batego Limited, a Hong Kong corporation, for the development and exploitation of certain intellectual property held by Batego Limited. This intellectual property license was cancelled in June 2007 and the committed resources were returned to the oil and gas exploration program. During 2007, we sold non-core assets for total proceeds of approximately $9 million which we applied to pursue the oil and gas exploration activities and reduce notes payable.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia through our wholly-owned subsidiary and operating company, Great South Land Minerals Limited which we acquired pursuant to a share exchange finalized in April of 2005. Great South Land Minerals Limited operates pursuant to a license issued by the Tasmanian Minister for Infrastructure, Energy and Resources which license is subject to minimum expenditures over its term and is, at the Minister’s discretion, subject to forfeiture for failure to complete the necessary infrastructure expenditures. We have completed 1,149 line kilometers of 2D seismic over the license premises at a significant expense which we believe should satisfy our current required expenditures. While this 2D seismic work was to be completed in 2005, as a result of the unavailability of required seismic equipment, the project commenced during the second quarter of 2006 and was completed during 2007. We intend to begin drilling in May 2008, beginning with Bracknell #1. Each well is expected to cost approximately $2.5 million and, if in our judgment, we discover adequate producible reserves of oil and gas, we will need to expend an additional $1.5 million to complete each well. As a result of this expense, it is likely that we may enter into a joint venture type of arrangement with a driller/operator in accordance with normal industry practice in addition to our other capital raising activities. We have a day-rate contract with a drilling company preparing to start this program.

We acquired our interest in Cyber Finance Group Limited, a privately-held Hong Kong entity, in an exchange offer whereby we issued 37.5 million shares of our common stock, representing 33% of our then issued and outstanding common stock, in exchange for all outstanding ownership interests of Cyber Finance Group Limited. Empire reduced Cyber Finance Group Limited’s shareholding in Zeehan Zinc Limited pursuant to an agreement with Batego Limited to enter into the development of new technology relating to innovative mining treatment methods, as described below. We also exercised a put option whereby Wind City Inc., Inc. purchased 4,500,000 shares of Zeehan Zinc Limited stock in January 2007 for US$4,500,000. Empire subsequently recovered 5,000,000 shares in the cancellation of the technology license. All remaining shares of Zeehan were sold in December 2007 with the proceeds used to repay the $4,000,000 Wind City note.

Expedia International, a fully-owned subsidiary company of Empire has been created to hold the world marketing rights for innovative and novel technologies that Batego Limited, an independent company with whom Empire has negotiated exclusivity arrangements, has developed. We had secured a license for the exclusive world marketing rights of the intellectual property of Batego Limited in exchange for the transfer of 15,000,000 shares of our Class A common stock, and 5,000,000 ordinary shares of Zeehan Zinc Limited. This license was cancelled and the shares recovered to allow focus on the hydrocarbon exploration activities.

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

In December 2006, Empire and its subsidiaries Great South Land Minerals Limited and Cyber Finance Group Limited closed a financing transaction with Wind City Inc., Inc., a Delaware corporation, pursuant to a Note and Warrant Purchase Agreement and related documents. Under the Purchase Agreement, Empire issued warrants in two tranches and Great South Land Minerals Limited issued a floating rate note, each as detailed below, and Wind City Inc. loaned $4,000,000 to Great South Land Minerals Limited and used the proceeds from the loan to fund seismic services on Great South Land Minerals Limited’s property in Tasmania and for the purpose of exploring the license area in compliance with the license requirements.

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

Wind City Inc. granted to Cyber Finance Group Limited a put option that allows Cyber Finance Group Limited at any time during the exercise period of January 1, 2007 to January 15, 2007, to require Wind City Inc. to purchase 4,500,000 of Cyber Finance Group Limited’s ordinary shares of Zeehan Zinc Limited at a price of US $1.00 per share. This option was exercised and the Zeehan shares were sold to Wind City Inc. in 2007. Further the warrants expired without exercise in November 2007 and the $4,000,000 floating rate note was repaid in December 2007.

OUR TWELVE MONTH PLAN

We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co., and Expedia International and control over 51% of Pacific Rim Foods, Ltd. Great South Land Minerals Limited undertakes all of our Tasmanian operations. Cyber Finance Group Limited held our stake in Zeehan Zinc Limited and is otherwise dormant. Bob Owen & Co. is not actively conducting business. Expedia International was acquired to act as our joint venture counter-party with Batego Limited in developing and exploiting intellectual property owned by Batego Limited but is now dormant. Pacific Rim Foods Ltd a company incorporated under the laws of Mauritius, has interests in the Chinese shelf stable foods industry, notably through the ownership of corn canneries, distributed under one of the oldest brand names in China.

Great South Land Minerals Technical Program

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure as defined under contract which the directors believe meets its expenditure obligations under the license conditions (refer Table 3 and rider). The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has claimed reported cumulative expenditure to date of AUD $36.8 million (US $32.3 million), exceeding the license conditions.

Terrex Seismic recently completed a AUD $4.4 million seismic survey which was a continuation of the approximately AUD $2.23 million 2006 program, In the 2001 survey, we acquired 660 line kilometers of survey. A total of 1149 line kilometers have been acquired. These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas.

The seismic trucks commenced work on a 58.76 kilometer survey in Tasmania around the township of Zeehan on March 20, 2007 and finished the survey and commenced work on Special Exploration License 13/98 in April. The information obtained from this activity assisted with the interpretation of the seismic signature of deeper rock sequences under the Tasmania Basin which we have classified as being within the Larapintine petroleum system. It is one of three petroleum systems currently identified as prospective onshore Tasmania and the Gondwana Land System which outcrops at the surface (commonly known as the Tasmania Basin) is analogous to the Cooper Basin (in central Australia) which was discovered in the early 1960’s.

Dr David Leaman of Leaman Geophysics is reviewing the geology and geophysics of the Central Highlands of Tasmania, using data acquired from the 2001, 2006 and 2007 seismic surveys and previous extensive regional ground gravity and aerial magnetic surveys acquired during the last 20 years. This will assist in further defining drilling targets and will form the basis of well location, design and engineering. He also coordinated a more detailed prospect definition gravity survey to assist with the interpretation and analysis of the seismic results. The gravity data was acquired by independent contractor Solo Geophysics.

In the fourth quarter, Australian summer 2007, we had the seismic trucks revisit certain areas identified by the 2D survey as the apex of potential targets that have positive results for potential oil and gas traps and then engage in 3D surveys to supplement and expand earlier data with the view of assisting in the management of an extraction plan should our exploration wells be successful in discovering reserves which can be produced.

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

Pacific Rim Foods Ltd. is currently reviewing two potential acquisitions in the canning industry as well as exploring a reverse merger opportunity with a public company including consideration of both the merger and potential post merger capital needs should additional acquisition targets enter into agreement. As a result of Pacific Rim’s prior success at raising working capital, we do not believe Pacific Rim Foods needs any additional funds from Empire Energy prior to becoming fully operational.

Liquidity and future capital requirements

Liquidity

On December 31, 2007, the Company had $1,228,903 in cash and $2,838,618 in current liabilities. The liabilities include approximately $819,700 in convertible debentures and the remainder substantially in trade payables and accrued expenses. Net cash used in operating activities for the twelve months ended December 31, 2007 was $5,772,509 compared to $5,375,773 for the twelve months ended December 31, 2006. Cash provided by investing activities during the twelve months ended December 31, 2007 was $8,487,518, including $1,741,967 property and equipment sales and 7,413,552 is investment sales. Net cash used in financing activities was $3,329,772, primarily the repayment of notes payable. Net cash of $8,512,741 was provided by financing activities during the twelve months ended 31, December 2006. Subsequently, in February 2008 we received US $1.3 million as proceeds of a convertible note payable. Additional financing may be needed to develop the license property and pursue the company’s business plan.

Capital requirements

Infrastructure

For the planning period to September 2009 (1 1/2 years), we have currently budgeted US $3.5 million to sustain Tasmanian operations, with our International offices estimated to cost US $2.0 (United States of America) over the same period.

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

The 8 well drilling program is estimated to cost a total of US $30 million. Mud and wire logging is estimated to cost US $5.5 million and processing and interpretation and related costs are estimated at US $1 million.

Total program costs are estimated at US $36.5 million over the 1.5 year period to September 2009 which is approximately US $24 million per annum. We currently have significant existing potential possible funding sources to cover the next 12 months operations.

Sources of additional funding identified and currently being pursued by Empire Energy Corporation International are:

•	Capital raising & potential dual listing of Empire and Great South Land Minerals Limited on NASDAQ and Alternative Investment Market listing in London.

•	Potential capital raise by a United States based securities broker.

•	Potential private placement options from independent investors.

•	Exercise of Empire warrants and agreements.

•	Other revenues and investments in subsidiary entities.

•	Joint Venture and participation arrangements with industry partners.

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

During 2007, the combined Company generated no revenue. The combined Company generated a loss of $6,979,562 by incurring general and administrative expenses of $5,533,444 primarily legal and consulting expenses required to maintain the corporate existence and pursue the license exploration and incurred $3,298,256 to pursue the Great South Land Minerals Limited exploration activities. During the year ended December 31, 2006, the Company also generated no revenue and reported an operating loss of $9,030,480, including general expense of 5,160,355 and exploration expense of $1,794,831.

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

Equity Investment: In November 2005, Empire acquired a British Virgin Islands Company, Cyber Finance Group Limited Finance Group Limited Group Limited in exchange for 37.5 million shares of newly issued Empire common stock. The sole asset of Cyber Finance Group Limited at that time was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited, then representing approximately 37.5% of the total outstanding shares of Zeehan Zinc Limited. At December 31, 2006, we have applied the equity method to the value of the shares in Zeehan Zinc Limited, as this was applied on the basis that the investment in Zeehan Zinc Limited at one time exceeded 20%. As at December 31, 2006, it was accounted for using the cost basis method, where the investment was carried at cost. The investment was sold in its entirety in 2007.

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

Capitalization of Oil and Gas Expenditures: Acquisitions costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged against income as incurred. Exploratory drilling costs are expensed but if proves to have a commercial reserve, the costs associated with that well are capitalized and amortized over the expected life of the well., Development costs are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

Receivables: The collectability of receivables and inventory advances is assessed and an allowance is made for any doubtful accounts. Net Receivables at December 31, 2007 of $188,044 and inventory advances of $520,020 have been reduced by an allowance of $703,720 compared to $31,572 for the previous year. The increased reserve in 2007was primarily due to uncertainty in documentation of the operating arrangements of the Pacific Rim subsidiary.

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

Special Note Regarding Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). This report includes statements regarding our plans, goals, strategies, intent, beliefs or current expectations. These statements are expressed in good faith and based upon a reasonable basis when made, but there can be no assurance that these expectations will be achieved or accomplished. These forward looking statements can be identified by the use of terms and phrases such as “believe,” “plan,” “intend,” “anticipate,” “target,” “estimate,” “expect,” and the like, and/or future-tense or conditional constructions “may,” “could,” “should,” etc. Items contemplating or making assumptions about, actual or potential future sales, market size, collaborations, and trends or operating results also constitute such forward-looking statements.

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

Great South Land Minerals Limited has experienced negative cash flow since its inception. Since the merger, we have continued operations in Tasmania in the same fashion that Great South Land Minerals Limited did. We are strictly in the exploration phase and have no proven petroleum reserves. We expect to continue to incur significant expenses over the next several years with our operations, including further seismic studies and exploratory drilling. Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would be no less than US$ 3.2 million each.

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

We expect, based on our previous testing of the area within Special Exploration License 13/98 to find certain reserves of gas and oil that can be profitably exploited. There is, however, no guarantee that we will find reserves that will economically produce. Future drilling activities could subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced, which may result in a material decline in our revenues.

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

Attached hereto and incorporated by this reference are the Company’s audited consolidated financial statements as of December 31, 2007 and for the years ended December 31, 2007 and 2006.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no disagreements with our current auditors regarding our accounting or financial disclosure since they were appointed.

Item 8A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-KSB. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2007, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our principal executive and principal financial officers, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect transactions and dispositions of assets;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of assets that could have a material effect on the financial statements.

Because of their inherent limitations, any system of internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2007, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

1)	The company did not sufficiently segregate duties over incompatible functions at the corporate headquarters.

The company’s inability to sufficiently segregate duties is due to a small number of personnel at the corporate headquarters, which management expects to address during the current year. Further, management has increased the frequency of independent reconciliations of significant accounts, which will mitigate the lack of segregation of duties until the accounting department at the corporate headquarters is fully staffed.

2)	In conjunction with the lack of segregation of duties, the company did not institute specific anti-fraud controls.

While management found no evidence of fraudulent activity, the chief accounting officer has access to both accounting records and corporate assets, principally the operating bank account. Management believes this exposure to fraudulent activity is not material either to the operations of the company or to the financial reporting; however, management has instituted Key Controls specifically designed to prevent and detect—on a timely basis—any potential loss due to fraudulent activity.

In addition, management is in the process of instituting whistle-blower policies and procedures, see material weakness 3, following. This policy and procedure will further strengthen the anti-fraud controls at the corporate headquarters.

3)	The company did not institute, as of December 31, 2007, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management will draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised. Management expects that the specific procedures will be in place during the second quarter of 2008. Further the board has been expanded and additional personnel appointed to address these policies.

Limitations on Effectiveness of Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Item 8B.	Other Information

There are no further disclosures.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors

Name	Age	Position
Malcolm R. Bendall	49	Chief Executive Officer and Director
Clive F. Burrett	59	Chairman of the Board of Directors
Graham Rogers	55	Chief Financial Officer and Director
John C. Garrison	56	Secretary and Director
Tad M. Ballantyne	52	Director
Phil Simpson	56	Director

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

Malcolm R. Bendall

Malcolm Bendall was a founding director of Great Southland Minerals Limited (GSLM) and was appointed Chief Executive Officer and board Chairman of Empire Energy on June 4, 2004 for the purpose of progressing the merger between GSLM and Empire Energy and served in that capacity until August 2007. He has been involved in organizations investigating the viability of petroleum resources in Special Exploration License 13/98 since 1978. Mr. Bendall has worked as a mine manager and drill supervisor and has been published in two international petroleum magazines. He is a fellow of the Institute of Company Directors, Tasmania.

John C. Garrison

John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over twenty-five years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of Quest Resource Corporation, Inc., a publicly traded energy company. He has been involved in an active practice of public accountancy since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University in 1974.

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

Graham Rogers

Graham Rogers, B.Ec., M.Sc., CPA, PNA, MAICD, PIA, SA Fin, of Hobart Tasmania, currently directs and oversees all legal, commercial and financial activities with a primary focus on managing capital for GSLM exploration activities at GSLM. He joined GSLM in December 2006, bringing over 30 years experience in the strategic financial analysis and management in the resources and energy, banking and finance and university sectors. This has included 18 years engaged in tertiary education in Accounting, Banking & Finance at 4 Australian universities. Mr. Rogers designed a National Securitization program for renewable energy; is a Director of ZCo2e, the distributed renewable energy company of the Central Victorian Greenhouse Alliance; served as Australian lead manager for the Australian Banking System involvement in the North West Shelf Domestic Gas Phase 1 project; was a member of the lead bank group of the Cooper Basin Oil & Gas project; and was part of the project finance, corporate finance and investment banking teams at Australian Resources Development Bank Limited and Hambros Australia Limited.

Phil Simpson

Phil Simpson has been Executive Director of the Company’s Great South Land Minerals subsidiary (GSLM). He brings expertise in corporate finance and logistics. He is also to act as a liaison between the local landowners and the Company. Mr. Simpson has 30 years experience in fisheries and agribusiness management and is a consultant to leading banks and superannuation funds. He is also a member in good standing of The Australian Institute of Company Directors (AICD).

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

Item 10.	Executive Compensation

Table 5

Summary Compensation Table for 2006 and 2005

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earrings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Malcolm Bendall	2007	216,000	—	—	—	—	—	—	216,000
Principal Executive Officer	2006	157,704	—	939,000	215,333	—	—	—	1,312,037
Principal Financial Officer
S. A. Sehsuvaroglu	2007	225,000	—	—	983,835	—	—	—	1,208,835
Principal Executive Officer

Mr. Bendall earned compensation through his consulting company Bass Gas and Oil of $216,000 during 2007 and $157,704 during 2006. Under a separation agreement executed in August 2007 when Mr. Bendall resigned his position, accrued compensation and expenses owed to Mr. Bendall were paid by the company issuing a total of 5,600,000 common shares. In addition the agreement provided a monthly payment of $18,000 to Mr. Bendall for a period of five years. The total of these payments, $1,080,000 was recorded as operating expense in 2007. Mr. Bendall was reappointed as Chief Executive Officer in March 2008. In December 2006, three year options to purchase common shares at a price of AUD$0.20 (US$.175) were vested. Also in December 2006, Mr. Bendall agreed to settle company liabilities owed to him and he received bonus compensation. Both amounts were paid by the company issuing a total of 26,000,000 common shares.

Mr. Sehsuvaroglu became Principal Executive Officer August 22, 2007 and received vested options to purchase approximately six million shares. The options were forfeited and cancelled when he resigned in February 2008.

Table 6

Outstanding Equity Awards At December 31, 2007

(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Malcolm Bendall	4,000,000	0.18	31/12/2009
Principal Executive Officer
Principal Financial Officer
Named Executive Officer

Table 7

Director Compensation For 2007

Name (a)	Directors Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Tad Ballantyne	—	—	(1)	(1)
Clive Burrett	—	—	(2)	(2)
John Garrison	—	—	(3)	(3)
Graham Rogers	—	—	(4)	(4)
Phil Simpson	—	—	(5)	(5)
S. A. Sehsuvaroglu	—	—	—	—
Michael Roberts	—	—	—	—

(1)	Mr. Ballantyne also serves as manager of the Pacific Rim subsidiary and received 1,500,000 shares of Empire common stock valued at $225,000 in 2006 as compensation for a five year management agreement.

(2)	Mr. Burrett also serves as a director and manager of the Great South Land Minerals Limited Subsidiary and received compensation of $113,000 in that capacity.

(3)	Mr. Garrison earned consulting and accounting fees in the amount of $190,000 during 2007.

(4)	Mr. Rogers also serves as Chief Financial Officer of the Great South Land Minerals Limited Subsidiary and received compensation of $90,000 in that capacity.

(5)	Mr. Simpson also serves as Executive Chairman of the Great South Land Minerals Limited Subsidiary.

(6)	Mr. Sehsuvaroglu also served as Chief Executive Officer and received compensation of $225,000 and options to purchase 18,574,079 shares of common stock in that capacity.

(7)	Mr. Roberts also served as a consultant and earned fees of $70,000 in that capacity.

Table 8

Equity compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders
Stock Option Plan	9,000,000	$0.175
Equity compensation plans not approved by security holders
CEO Compensation, forfeited in 2008	18,574,079.433
Total	27,574,079

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 30, 2007 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock (aggregate of Class A and Class B); (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 16801 West 116 th Street, Ste. 100, Lenexa, Kansas, 66219. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following March 30, 2008 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all shares of Class B redeemable common stock have been converted on a one-for-one basis into corresponding shares of our Class A common stock.

Table 9

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Class A Common Stock	Malcolm R. Bendall 37 Nicholas Drive Sandy Bay, Hobart, Tasmania Australia 7005	26,050,000(1) Direct 7,739,434 Indirect Direct option to acquire 4,000,000 shares at $.20AU	18.6%

Class A Common Stock	John C. Garrison 7211 High Drive Prairie Village, KS 66208	2,022,288 Direct Direct option to acquire 2,000,000 shares at $.20AU	2.0%

Class A Common Stock	Tad M. Ballantyne 5118 Hunt Club Rd Racine, WI 53402 USA	9,000,000(2)	4.4%

Class A Common Stock	Clive F. Burrett 22 Hinman Drive Kingston, Tasmania 7050	565,632 Direct Option to acquire 600,000 shares at AU $0.20	*

Class A Common Stock	Graham Rogers 13 Shelmore Drive Old Beach, Tasmania 107	none	*

Class A Common Stock	Phil Simpson P.O. Box 35 Cressy Tasmania 7302	4,607,079 Indirect (3) Direct Option to acquire 400,000 shares at AU $0.20	2.3%

All officers and directors as a group		56,384,433	26.5%

Class A Common Stock	RAB Special Situations Master Fund Limited 1 Adam Street London, England WG2N 6LE	17,100,000(4)	9.9%

Class A Common Stock	Libertas Capital Group plc 16 Berkeley St, London W1J 8DZ UK	13,246,666	6.7%

*	less than 1%

(1)	Indirect shares, 7,739,434 are owned by trusts or entities that may be controlled by Mr. Bendall.

(2)	This number includes 7,500,000 shares owned by Pacific Rim. of which Mr. Ballantyne is the Chairman and CEO and has the right to vote and depository power over 49% ownership and 1,500,000 shares held by Mackay Limited Partnership, over which Mr. Ballantyne has control.

(3)	Indirect Shares, 4,607,079 are owned by entities that may be controlled by Mr. Simpson. In addition, the Company has agreed to issue 7 million shares of common stock to an entity of which Mr. Simpson is a beneficiary in exchange for services provided to the company by that entity.

(4)	This number does not include the shares of stock in the aggregate amount of 21,883,333 underlying the Class A Warrants, Class B Warrants and 6% convertible debenture held by the investor. Each of these warrants and the convertible debenture has restrictions on exercise or conversion such that the holder’s beneficial ownership interest may not exceed 9.99% of the issuer’s issued and outstanding voting securities at the time of any such conversion or exercise.

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

Effective April 1, 2002, Great South Land Minerals Limited signed a consultancy agreement with Bass Gas and Oil Pty Ltd to receive the services of Mr. Bendall. The agreement continued until April 1, 2007. Mr. Bendall is to provide us with professional guidance, advice and assistance in the general area of oil and gas exploration. In return for providing these services, Bass Gas and Oil Pty Ltd is entitled to receive $13,142 per month from Great South Land Minerals Limited. After the term expiry, the agreement will be extended for a further 5 year period. This agreement was cancelled in August 2007 with a separation agreement that provided Mr. Bendall with 5,600,000 common shares to settle all accrued fees and expenses and an ongoing fee of $18,000 for a period of five years to provide similar services.

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

In earlier periods, Empire made conditional offers of share options covering 9,000,000 shares to Directors, Director Related Entities and officers of the Company. The issue of any of these options was conditional on the successful completion of the merger with Empire, the extension of the license over key areas of Special Exploration License 13/98 and the securing of additional available funding of at least AUD $15,000,000 before December 31 ,2006 (USD $10,951,000 at December 31, 2005 interbank spot exchange rates). These options have a term of three years and an exercise price of AUD $0.20. Following the successful acquisition of Great South Land Minerals Limited by Empire as at April 6, 2005, these options have been transferred to Empire for redemption. The conditions to vest these options were met in December 2006. The exercise price of each option at December 31, 2007 in USD $ is $0.175.

Empire in April 2006 completed a private placement with RAB Special Situations (Master) Fund Limited, wherein RAB acquired 17,100,000 shares of our common stock, a 6% convertible debenture, Class A Warrants and Class B Warrants. Details about the transaction and the terms of the securities are set out in “ Description of Business – Recent Developments ” above. Libertas Capital assisted as Empire’s financial adviser in the transaction and received in consideration for its services 4,065,000 shares of our Class A common stock.

In December 2006 and January 2007, the Company completed financing transactions with Wind City Inc., pursuant to which we issued to Wind City warrants to purchase 60 million common shares and a secured floating rate note payable in the amount of $4,000,000. Wind City Inc. also granted a put option to require Wind City Inc. to purchase 4,500,000 of our ordinary shares of Zeehan Zinc Limited at a price of US $1.00 per share. This option was exercised in January of 2007 and the $4,500,000 proceeds were used to pursue the seismic and exploration program. Libertas Capital assisted as Empire’s financial adviser in the transaction and received in consideration for its services 4,766,667 shares of our Class A common stock. The note payable to Wind City was fully paid in December 2007 and the warrants expired on November 30, 2007.

On August 15, 2007 the Company entered into an employment agreement with Mr. S. A. Sehsuvaroglu whereby Mr. Sehsuvaroglu agreed to serve as our Chief Executive Officer and President. Among other provisions, Mr. Sehsuvaroglu’s Employment Agreement granted him options to acquire, in the aggregate, 18,574,103 shares of the Company’s Class A Common Stock. These options were forfeited when Mr. Sehsuvaroglu resigned his officer and director positions in February 2008.

On September 27, 2007, the Company entered into a Compromise Agreement with Mr. Bendall, the former President, Chief Executive Officer, Chief Financial Officer and Chairman of the Board of the Company. The agreement serves as the full and final settlement of approximately $840,000 owed to Mr. Bendall in accrued income and unreimbursed expenses and serves to employ Mr. Bendall as a consultant to the Company for five years. In consideration of the debt forgiveness and his future service as a consultant, Mr. Bendall (1) was issued 5,600,000 shares of Empire Class A Common Stock, and (2) is entitled to receive sixty monthly installments of $18,000 each, net of United Kingdom taxes. In light of Mr. Bendall’s unique knowledge of the Company’s operations and the geology and prospects of our license area, it was important to retain his continued participation on a consulting basis.

In November 2007, the Company issued 1,800,000 shares of common stock to the Director of the GSLM subsidiary in settlement of damages in the breach of a contract in 2006 in the claimed amount of AU$450,000.

On October 12, 2007, the Company entered into a Put and Call Option Agreement with MR Associates, a sole trader wholly-owned by the Chairman of the Board of Directors, Michael Roberts, regarding the proposed transfer to the Company of exploration rights to approximately 13,336 sq. km. of real property in exchange for the issuance of 19,500,000 shares of our Class A Common Stock. As initial consideration for entering into the agreement, the Company has issued 2,500,000 shares to MR Associates. Payment of the remaining 17,000,000 shares, and completion of this agreement, are contingent on several matters. The Company and Mr. Roberts agreed to let this agreement expire unexercised when Mr. Roberts resigned in February 2008.

In December 2007, the company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited. Proceeds of this sale were used to repay the $4,000,000 floating rate note payable to Wind City, Inc. To comply with the timing required to complete the sale transaction and note repayment, Empire borrowed 9,000,000 shares of Zeehan stock from two entities. A current director is a beneficiary of one entity and the current CEO and director could be a control person of the other entity. Empire has agreed to pay 7,000,000 Empire shares to these entities as compensation for this loan of Zeehan shares. Further Empire issued a note payable to one entity for $518,013, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire.

In February 2008, the GSLM subsidiary obtained working capital in the form of a convertible debenture from a company owned by a Director. The debenture matures in six months, earns interest at a rate of 10% per quarter and is convertible into common stock at a rate of $.15 per share.

Item 13.	Exhibits.

(a) The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description

3.1	Amendment to Articles of Incorporation as filed with the Secretary of State of Nevada on April 22, 2004, incorporated by reference to Exhibit 3 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

3.2	Bylaws of Empire Energy Corporation International, incorporated by reference to Exhibit 3.1 to Form 8-K filed with the Securities and Exchange Commission on March 8, 2005.

10.1	Letter of Intent to Acquire Zeehan Zinc Limited, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on September 9, 2005

Exhibit No.	Description

10.2	Subscription Agreement dated March 21, 2006 by RAB Special Situations (Master) Fund Limited for the purchase of common stock and Class A warrant, incorporated by reference to Exhibit 10.2 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.3	Subscription Agreement dated March 21, 2006 by RAB Special Situations (Master) Fund for the purchase of a $1,500,000 6% convertible debenture and Class B warrant to acquire 5,000,000 shares of common stock, incorporated by reference to Exhibit 10.3 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.4	$1,500,000 6% convertible debenture due March 14, 2008 issued to RAB Special Situations (Master) Fund Limited, incorporated by reference to Exhibit 10.4 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.5	Class A warrant issued to RAB Special Situations (Master) Fund Limited to acquire 8,550,000 shares of common stock at $0.13, incorporated by reference to Exhibit 10.5 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.6	Class B warrant issued to RAB Special Situations (Master) Fund Limited to acquire 5,000,000 shares of common stock at $0.18, incorporated by reference to Exhibit 10.6 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

10.7	Consulting Agreement between Avalor Capital, LLC and Empire Energy Corporation International, incorporated by reference to Exhibit 10.1 to Form 10-KSB filed with the Securities and Exchange Commission on March 4, 2005

10.8	Farm-in Agreement – Special Exploration License 13/98 between MR Associates LLP and Great South Land Minerals Limited, dated December 20, 2005, incorporated by reference to Exhibit 10.8 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.9	Joint Venture Agreement between Expedia International Limited and Batego Limited, dated June 25, 2006, incorporated by reference to Exhibit 10.9 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.10	Form of subscription agreement for the purchase of Units comprising one share of common stock of Pacific Rim Foods and a Class A warrant to acquire 1,250 shares of Class A common stock of Empire Energy presently held by Pacific Rim Foods, incorporated by reference to Exhibit 10.10 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.11	Form of Pacific Rim Foods Class A Warrant, incorporated by reference to Exhibit 10.11 to Form SB-2 filed with the Securities and Exchange Commission on August 2, 2006

10.12	Note and Warrant to Purchase Agreement dated December 8, 2006 in the amount of $4,000,000 by and between Wind City Inc., Inc. and Great South Land Minerals Limited guaranteed by Empire Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 10, 2007

10.13	Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Great South Land Minerals Limited and Empire Energy Corporation

10.14	Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Pacific Rim Foods Limited and Empire Energy Corporation

23.1	Consent of Anderson & Schwab Australia Limited dated April 14, 2006, incorporated by reference to Exhibit 10.8 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

23.2	Consent of UHY Haines Norton, Independent Registered Public Accounting Firm*

31	Rule 13a-14 Certification*

32	Section 1350 Certification*

99.1	Review and Valuation of the Mineral Assets of Zeehan Zinc Limited dated December 1, 2005 prepared by Anderson & Schwab Australia Limited, incorporated by reference to Exhibit 99.1 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

*	Filed herewith

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the annual reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2007 were AUD$85,000 and December 31, 2006 were AUD$121,000 respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 were AUD $0 and December 31, 2006 AUD $15,000 respectively.

Tax Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and December 31, 2006 were $0 and $0 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007.

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2007, were approved by the Board of Directors.

Independent Audit Report

To the Board of Directors and Stockholders

Empire Energy Corporation International

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International and its subsidiaries (the “Company”) (a development stage company) as of December 31, 2007, and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2007, and for the period from March 15, 1995 (date of inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s financial statements for the period from July 1, 1997 through June 30, 2002, were audited by other auditors. Those auditors expressed an unqualified opinion on financial statements for the years ended 30 June 1999 to 2002 and stated that they did not audit the financial statements of the Company for the period from March 15, 1995 (date of inception) to June 30, 1997. The financial statements for the period from March 15, 1995 (date of inception) to June 30, 2002 reflect total net losses of $5,328,437 of the cumulative totals. The other auditors’ reports have been furnished to the directors, and our opinion, insofar as it relates to amounts included for such other period, is based solely on the report of such other auditors.

We did not audit the financial statements of Pacific Rim Foods Ltd, a subsidiary which statements reflect total assets constituting 30% of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Pacific Rim Foods Ltd, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, included in the accompanying Form 10-KSB for the year ended December 31, 2007, and accordingly, we do not express an opinion thereon.

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of its operations and its consolidated cash flows for each of the two years in the period ended December 31, 2007 and for the period from March 15, 1995 (date of inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements for the year ended December 31, 2007 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses in recent years, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Mark Nicholaeff	UHY Haines Norton
Partner	Chartered Accountants

Dated 8 April 2008

Signed at Sydney:

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

December 31, 2007

	December 31, 2007	December 31, 2006
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	1,228,903	1,457,267
Receivables net of impairment	4,345	94,605
Prepayments	45,894	1,951,181
Inventory Advances	—	520,020
Value of put option	—	2,655,000

TOTAL CURRENT ASSETS	1,279,142	6,678,073
MARKETABLE SECURITIES	143,666	157,677
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	—	3,012,956
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
INVESTMENT IN TECHNOLOGY LICENSE	—	3,925,000
PROPERTY AND EQUIPMENT, NET	248,786	1,359,554

TOTAL ASSETS	1,751,594	15,213,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	2,036,764	2,780,518
Accrued Liabilities	161,768	67,500
Current portion of long term debt	640,086	117,409

TOTAL CURRENT LIABILITIES	2,838,618	2,965,427
LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	859,063	212,011
Long term debt	873,372	4,762,118

TOTAL LIABILITIES	4,571,053	7,939,556

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	819,689	951,830

STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 206,046,456 shares issued and 198,546,456 shares outstanding	198,546	198,879
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 101,917 and 103,386 shares respectively	101	102
Additional paid-in capital	23,205,171	26,543,332
Accumulated deficit during the development stage	(26,926,440)	(19,946,878)
Accumulated other comprehensive income (loss)	(116,526)	(473,561)

TOTAL STOCKHOLDERS’ EQUITY	(3,639,148)	6,321,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,751,594	15,213,260

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007

	2007	2006	March 15, 1995 (Inception) to December 31, 2007
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	5,533,444	5,160,355	17,320,112
Exploration	3,298,256	1,794,831	9,146,871

TOTAL COSTS AND EXPENSES	8,831,700	6,955,186	26,466,983

LOSS FROM OPERATIONS	(8,831,700)	(6,955,186)	(26,466,983)
OTHER INCOME (EXPENSE)
Loss on sale of Zeehan shares	2,159,344	(1,227,512)	(931,832)
Gain on equipment sale	27,289	—	27,289
Other income	3,703	105,182	156,806
Loss on Zeehan’s equity investment	—	(698,000)	(729,000)
Minority interest	391,141	195,418	586,559
Interest (expense)	(729,339)	(450,382)	(1,432,944)

LOSS BEFORE INCOME TAXES	(6,979,562)	(9,030,480)	(26,926,440)
INCOME TAXES	—	—	—

NET LOSS	$(6,979,562)	$(9,030,480)	$(26,926,440)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0361)	$(0.0580)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	193,262,942	155,660,052

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through December 31, 2007

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

Period From March 1995 (inception) Through December 31, 2007

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—
Reverse Acquisition of GSLM	—	—	—	—	(213,249)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature; convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Warrants Issued: Wind City put option	—	—	—	—	2,655,000	—	—	2,655,000
Net loss for year	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at December 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874
Conversion of Exchangeco shares for common stock	865	1	(865)	1	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in recession of Batego license agreement	(15,000,000)	(15,000)	—	—	(2,985,000)	—	—	(3,000,000)
Foreign currency translations	—	—	—	—	—	386,399	—	389,075
Put option recorded in 2006 exercised in 2007	—	—	—	—	(2,655,000)	—	—	(2,655,000)
Marketable securities, unrealized loss	—	—	—	—	—	(29,364)	—	(29,364)
Net loss for year	—	—	—	—	—	—	(6,979,562)	(6,979,562)

Balance at December 31, 2007	198,546,456	198,546	100,917	101	23,205,171	(116,526)	(26,926,440)	(3,639,148)
Comprehensive Net Loss, 2007							(6,638,499)

Comprehensive Net Loss, 2006							(9,246,572)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007

	2007	2006	March 15, 1995 (Inception) to December 31, 2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(6,979,562)	(9,030,480)	(26,926,440)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment agreements	1,860,000	2,419,306	7,272,018
Stock options vested	456,506	323,640	780,146
Depreciation and impairment	21,450	33,722	89,770
Loss (gain) on disposition of investment	(2,159,344)	1,227,512	(931,832)
Loss on disposal of fixed assets	—	—	207
Loss on unconsolidated subsidiary	—	698,000	729,000
Change in minority interest	(391,141)	170,089	(221,052)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	90,260	(8,290)	(108,815)
(Increase) Decrease in prepaid expenses and other assets	2,425,305	(2,534,632)	58,574
Increase (Decrease) in payables	(1,095,983)	1,325,360	4,078,722

NET CASH USED IN OPERATING ACTIVITIES	(5,772,509)	(5,375,773)	(15,179,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan Zinc, Ltd. stock sales	7,413,552	105,532	7,519,084
Investment in China food brands	—	(80,000)	(80,000)
Purchase of property and equipment	(652,648)	(1,337,548)	(2,028,875)
Proceeds of sale of property and equipment	1,741,967	—	1,741,967
Investment in Marketable Securities	(15,353)	(172,683)	(188,036)

NET CASH USED IN INVESTING ACTIVITIES	8,487,518	(1,484,699)	6,964,140

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Proceeds from the sale of minority interests	259,000	781,741	1,040,741
Proceeds from issuance of notes payable	518,013	5,700,000	6,487,969
Principal payments on notes payable	(4,106,785)	—	(4,106,785)
Proceeds from the sale of common stock	—	2,031,000	6,422,838

NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,329,772)	8,512,741	9,516,621

EFFECT OF EXCHANGE RATE CHANGES ON CASH	386,399	(201,086)	(72,156)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(228,364)	1,451,183	1,228,903
CASH AND CASH EQUIVALENTS – beginning of period	1,457,267	6,084	—

CASH AND CASH EQUIVALENTS – end of period	1,228,903	1,457,267	1,228,903

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2007

	2007	2006
CASH PAID FOR:
Taxes	—	—	—
Interest	369,509	616	514,992

	$	$
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Batego license acquired (returned) with Empire stock	(3,000,000)	3,000,000
Batego license acquired (returned) with Zeehan stock	(925,000)	925,000
Debt settled with Empire stock	—	2,423,034
New borrowing fees paid with Empire stock or warrants	572,000	1,047,173
Put option acquired (exercised) with Empire warrants	(2,655,000)	2,655,000
Equipment acquired with debt	—	69,323

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

Equity Investment: In November 2005, EEGC acquired a British Virgin Islands Company, Cyber Finance, Ltd. (Cyber) in exchange for 37.5 million shares of newly issued EEGC common stock. The sole asset of Cyber was an investment of 12,745,407 shares of common stock in Zeehan Zinc Limited (Zeehan), representing at the time approximately 37.5% of the total outstanding shares of Zeehan. This investment was accounted for using the equity method. Under this method the investment is recorded at cost on a single line on the balance sheet when the investment is made and the company records its proportional share of the results of operations on a single line on the statement of operations. After third quarter 2006, EEGC ownership of Zeehan dropped below 20% and the cost method was used to account for this investment. Under this method, no income or loss is reported from the investment unless a transaction is involved. The remaining investment in Zeehan common stock was sold in 2007.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration license.

•	Current liabilities of $2,838,618 and current assets of $1,279,142 including cash or cash equivalents of $1,228,903 at December 31, 2007.

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

In November 2006, the Minister for Economic Development and Resources wrote to Great South Land Minerals noting their intention to revoke Special Exploration License 13/98 on the grounds of the failure of the company to comply with the mandatory cumulative expenditure requirements. The letter stated that as of 30 September 2006, Mineral Resources Tasmania acknowledged an expenditure of $2,260,895, which is $3,016,052 short of the mandatory expenditure required by the end of the second year of the license.

In November 2006, the company responded to the Minister with a submission requesting the withdrawal of the notice of intention to revoke the license and submitted numerous reasons why the license should not be revoked. As a consequence of the submission, in January 2007 the Director of Mines responded and advised that subject to an agreement being reached on the on-ground work programme, he will be prepared to recommend to the Minister that the revocation of the license not proceed. In March 2007, Great South Land Minerals Limited responded and confirmed the company’s exploration work program, notwithstanding the fact the company believes it had met the license conditions, having prepaid seismic and secured additional resources such as a new GEFCO Drill Rig from the United States to engage in an extensive ongoing seismic and drilling program during 2007.

A contract was entered into with Terex Seismic and an amount of $1,842,381 (AUD2,332,128) was made available to Terrex as a prepayment in 2006. This prepayment was used to organize seismic trucks, permits and make preliminary arrangements for the seismic testing program to begin in 2007. The total contract for $3,160,000 (AUD4,000,000) with Terrex Seismic was completed in 2007. The Company reported an additional $7,857,046 (AUD8,961,762) in license expenditures to Mineral Resources Tasmania in 2007.

The company has initiated the following activities to address the going concern issue.

•	The directors have reviewed their short-term cash flow requirements and consider that the company has or has access to sufficient funds to meet the financial obligations of the company.

The Company has negotiated to pay certain financing and transaction expenses, recorded in non current accounts payable at December 31, 2007 in the amount of $720,000 in by issuance of common stock.

The Chief Executive Officer has agreed to allow the Company to repay a loan to the Company of approximately $500,000 by issuance of common stock.

•

In order to ensure sufficient funds for on-going exploration, Great South Land Minerals Limited entered into a Convertible Note Agreement dated 8 February 2008 with a director for a value of USD 1.3 million.

•

Empire and Great South Land Minerals entered negotiations to arrange significant financing for the continued exploration and development of the licensed property, including drilling of wells on evaluated and selected sites.

•	Obtained approval to increase authorized shares to allow additional acquisitions and fund-raising activity

•	Seeking acquisitions that will provide capital and cash flow

•	Working on refinancing opportunities and using the additional shares to pursue development activities.

•

Empire has indicated a willingness to provide up to AUD 9 million of directly controlled investment funds and a further AUD 6 million as financial market conditions permit, to sustain the 2007-2009 Great South Land Minerals Limited exploration programs.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the year ended 31 December 2007 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern. The independent audit report on GSLM’s financial statements for the year ended 31 December 2007 contained an emphasis of matter paragraph regarding the GSLM’s ability to continue as a going concern.

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

Dismantlement, Restoration and Abandonment Costs: In accordance with SFAS No. 143, “Accounting for Asset Retirement Obligations” , (which became effective for fiscal years beginning January 1, 2003), which addresses financial accounting and reporting for liabilities associated with the retirement of long-lived assets, the Company recognizes the fair value of a liability for asset retirement obligations associated with the retirement of tangible long lived assets and the associated retirement costs in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset as part of depreciation, depletion, and amortization. The effect of the passage of time on the amount of the liability is recognized as accretion expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The adoption of SFAS 150 had no effect on the Company’s financial statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Receivables: The collectibility of receivables and prepaid purchase orders is assessed and an allowance is made for any doubtful accounts. Receivables of $188,050and prepaid purchase orders of $520,020 at December 31, 2007 have been reduced by an allowance of $703,720 compared to $31,573 the previous year. Assessment of the reserve for losses was in part determined conservatively in consideration of uncertainty of information in the Pacific Rim subsidiary.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

Stock Options: The Company and its subsidiaries have issued options to Directors, Director-related entities and Officers. The Company measures compensation cost as prescribed by FAS 123R, “ Accounting for Share Based Payment s”. Compensation cost relating to the granting options has been included in the financial statements as option grants are vested.

Recently Issued Accounting Pronouncement:

In February 2006, the FASB issued Statement No. 155, “Accounting for Certain Hybrid Financial Instruments” (“SFAS No. 155”), which amends FASB Statements No. 133 and 140. SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation, and broadens a Qualified Special Purpose Entity’s permitted holdings to include passive derivative financial instruments that pertain to other derivative financial instruments. SFAS No. 155 is effective for all financial instruments acquired, issued or subject to a re-measurement event occurring after the beginning of an entity’s first fiscal year beginning after September 15, 2006. SFAS No. 155 has no current applicability to the Company’s financial statements. Management adopted SFAS No. 155 on January 1, 2007 and the initial adoption of this statement did not have a material impact on the financial statements.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Asset.” (“SFAS No. 156”). This Statement amends SFAS No. 140 and addresses the recognition and measurement of separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge-like (offset) accounting by permitting a servicer that uses derivative financial instruments to offset risks on servicing to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute — fair value. Management plans to adopt SFAS No. 156 on January 1, 2008 and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2006, the FASB issued Interpretation 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements. Management adopted FIN 48 on January 1, 2007 and the initial adoption of FIN 48 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management plans to adopt SFAS No. 157 on January 1, 2008, and it is anticipated that the initial adoption of this statement will not have a material impact on the Company’s financial statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

On February 6, 2008, the FASB issued Financial Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157.” This Staff Position delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The delay is intended to allow the FASB and constituents additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. The remainder of SFAS No. 157 was adopted by us effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have an impact on the Company’s financial position, results of operations, or cash flows.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements. Management adopted SFAS No. 158 on December 31, 2006 and the adoption of SFAS No. 158 did not have a material impact to the Company’s financial position, results of operations, or cash flows.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108 was effective beginning January 1, 2007 and the initial adoption of SAB No. 108 did not have a material impact on the Company’s financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51 (SFAS No. 160): SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for financial statements issued for fiscal years beginning on or after December 15, 2008. The adoption of this statement will not have material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i)recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS No. 141R.

NOTE 2—TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at December 31, 2007 and 2006 reduces the net deferred tax assets to $0.

Deferred tax assets consist of:

	2007	2006
	$	$
Net operating losses	8,118,716	5,886,524
Valuation allowance	8,118,716	5,886,524

	—	—

At December 31, 2007, the Company has net operating loss carry forwards of approximately $27,062,388 that will expire through to the year 2027. The benefit of tax losses will be available provided the following are met:

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

The Company continues to comply with the conditions for deductibility imposed by the law; and

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $2,232,192 and $3,341,278 during 2007 and 2006, respectively.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The aggregate amounts recognized during the year relating to directors and their director related entities were as follows:

Directors	Transactions	2007	2006
		$	$
M. R. Bendall	Rental	28,986	28,986
M. R. Bendall	Consulting	216,000	157,704
T. M. Ballantyne		—	—
C. F. Burrett		—	—
J. C. Garrison	Consulting	174,000	190,000
G. Rogers		—	—
P.B. Simpson		—	—
S. A. Sehsuvaroglu		—	—
M.W. Roberts		—	—

Consultancy Agreement

Effective April 1, 2002, GSLM signed a consultancy agreement with Bass Gas and Oil Pty Ltd to provide the services of M.R. Bendall. The agreement continues until April 1, 2007. This agreement was renewed in 2007 for a further 5 years, then was cancelled in August 2007 when replaced by a separation agreement entered in conjunction with Mr. Bendall’s resignation. Under the separation agreement, M.R. Bendall is to provide the company with professional guidance, advice and assistance in the general area of oil and gas exploration. These services are expected to require an average commitment of 12 days per month. In return for providing these services, Mr. Bendall is entitled to receive $18,000 per month from the Company. In addition, the separation agreement settled approximately $840,000 in accrued fees and expenses by issuing 5,600,000 common shares.

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

Share Settlement

The Company issued 1.8 million shares of common stock to Terralina, a company controlled by Phil Simpson, to settle a matter from a prior year.

Share and Options

From January 1, 2006 to December 31, 2006 the Company did not issue any shares or options to Directors, Director Related entities or officers of the company. In August 2007, the Company issued options for 18,574,079 shares to a newly hired Chief Executive Officer. One-third of these options were immediately vested, one-third were vested after one year and the remaining one-third were vested after two years. These options were forfeited when the executive resigned in February 2008.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

License Option Agreement

On October 12, 2007, the Company entered into a Put and Call Option Agreement with MR Associates, a sole trader wholly-owned by the then Chairman of the Board of Directors, Michael Roberts, regarding the proposed transfer to the Company of exploration rights to approximately 13,336 sq. km. of real property in exchange for the issuance of 19,500,000 shares of our Class A Common Stock. As initial consideration for entering into the agreement, the Company has issued 2,500,000 shares to MR Associates. Payment of the remaining 17,000,000 shares, and completion of this agreement, were contingent on several matters. This agreement was allowed to lapse unexercised when the Chairman resigned his position in February 2008.

Stock Option Grant

On August 15, 2007 the Company entered into an employment agreement with Mr. Sehsuvaroglu whereby Mr. Sehsuvaroglu agreed to serve as our Chief Executive Officer and President. Among other provisions, Mr. Sehsuvaroglu’s Employment Agreement calls for the Company to issue Mr. Sehsuvaroglu options to acquire, in the aggregate, 18,574,103 shares of the Company’s Class A Common Stock. These options were forfeited when Mr. Sehsuvaroglu resigned his position in February 2008

Zeehan share sale

In December 2007, the company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited. Proceeds of this sale were used to repay the $4,000,000 floating rate note payable to Wind City, Inc. To comply with the timing required to complete the sale transaction and note repayment, Empire borrowed 9,000,000 shares of Zeehan stock from two entities. A current director is a beneficiary of one entity and the current CEO and director could be a control person of the other entity. Empire agreed to pay 7,000,000 Empire shares to these entities as compensation for this loan of Zeehan shares. Further Empire issued a note payable to one entity for $518,013, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire.

The following conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company. The issue of these options was conditional and the conditions were achieved in 2006.

These options will have a term of three years and an exercise price of AUD $0.20. The exercise price of each option at December 31, 2007 in US$ is $0.175.

			December 31, 2006
Name	Position	Exercise Prices	Number outstanding	Value
				$
M.R. Bendall	Chairman	$0.175	6,000,000	1,050,000
C. Burrett	Director	$0.175	600,000	105,000
S. Powell	Former Director	$0.175	400,000	70,000
P. Simpson	Former Director	$0.175	400,000	70,000
D. Tanner	Former Director	$0.175	400,000	70,000
R. Watson	Former Director	$0.175	400,000	70,000
K. Gumley	Former Company Secretary	$0.175	400,000	70,000
R. Tabor	Former Chief Executive Officer	$0.175	400,000	70,000

			9,000,000	1,575,000

NOTE 4—COMMITMENTS

Environmental Remediation Liabilities

Great South Land Minerals Limited provides an environmental bond to the State Government department to cover any potential environmental liabilities. As of December 31, 2007, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. At December 31, 2006, these obligations, expressed at exchange rates of the balance date (0.8767), are as follows:

	2007	2007
Expenditure required by MRT Report Year: (September 30th each year)	USD	AUD
September 30, 2008	5,958,504	5,224,000
September 30, 2009	1,651,591	1,448,000

	7,610,095	6,672,000

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

Seismic Services Commitments

On 1 October 2006, the company agreed to purchase seismic services for a total amount of approximately USD $3.5 million. The services had been engaged but had not commenced on-ground operations as at December 31, 2006. Approximately USD $1.8 million has been pre-paid as at 31 December 2006. Following extensive planning during quarter 04 2006, the seismic operations commenced on-ground early March 2007 and were fully completed in 2007.

Drilling Contract

In December 2007, the company entered into a drilling contract that will require a payment of AU$1.3 million to activate.

Operating Lease Commitments

Future operating lease rentals at December 31, 2007 and 2006 not provided for in the financial statements are as follows:

Expenditure required by year ended:	2007
$
December 31, 2008	84,402
December 31, 2009	84,402
—
—

168,804

Rental expense was $117,949 and $80,838 during the year ended December 31, 2007 and 2006, respectively.

From December 31 2006, the rental on the Murray Street Hobart Seismic centre is USD$39,452 pa, which is currently a 1 year lease, renewable at the Boards discretion. The Kansas offices cost USD $18,000 pa renewable annually at the boards’ discretion. There is an additional USD $5,169 of computer equipment rentals.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 5—CONTINGENT LIABILITIES

Put and Call Option

On October 15, 2007, the Company entered into a Put and Call Option Agreement with MR Associates, a sole trader that is wholly owned by the chairman of Empire’s board of directors, Mr. Michael Roberts. The option agreement relates to MR Associates’ rights under a special exploration license SEL 5/2005 granted by the Tasmanian government to conduct exploration for oil and natural gas on a plot of land adjacent to the license area held by our subsidiary Great South Land Minerals Limited (“GSLM”). The Exploration License was granted on September 8, 2005 for a term of five years and provides exploration rights for hydrocarbons, (excluding oil shale and coal bed methane) in an area of approximately 13,336 sq. km., covering the majority of the sedimentary basin in the northern part of the island of Tasmania. As consideration to MR Associates for entering into the option agreement, Empire issued 2.5 million shares of our class A common stock to Mr. Roberts.

Pursuant to the option agreement, each party has an option to require the other party to close the underlying transaction (described below) within the option exercise period of 180 days. The option period is extendable for an additional 180 days at Empire’s discretion upon payment of AUD $500,000 from Empire to MR Associates. Exercise of an option is contingent upon several conditions, each of which is waivable by the party for whose benefit the condition operates.

Exercise of the put option by MR Associates or the call option by Empire would result in the transfer of all title and interest in the exploration license to Empire and the issue of 17 million shares of class A common stock by Empire to MR Associates. Empire would also agree to include two MR Associates designated wells as part of the first eight exploratory wells that are drilled by GSLM. If the option is exercised, MR Associates will also cancel a certain farm-in agreement to which Empire was a party and which was fully described in and attached as an exhibit to Empire’s registration statement on Form SB-2, filed with the Securities and Exchange Commission on August 2, 2006.

In February 2008, Mr. Roberts and the Company agreed that neither party would exercise their option under this agreement, allowing the agreement to expire with no additional liability and Mr. Roberts resigned his position as chairman of the board of directors.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2007	2006
	$	$
Property under construction	—	1,310,372
Property and equipment	37,874	126,820
Less: accumulated depreciation	(99,088)	(77,638)

Written down value	248,786	1,359,554

The expense for depreciation and impairment for year ended December 31, 2007 and 2006 was $21,450 and $33,722 accordingly.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	2007	2006
	$	$
Wind City Loan	—	4,100,000
RAB Loan	819,700	610,174
Pacific Rim Loan	100,000	100,000
Bendall Trust Loan	518,013	—
Asset Purchase loan for vehicle, due monthly to 2011	75,745	69,353

	1,513,172	4,879,527
Less: current portion	(640,086)	(117,409)

Long term debt	873,372	4,762,118

The maturities of the Company’s long-term debts consist of the following:

Year Ending December 31,	2007
$
2008	640,086
2009	841,782
2010	15,025
2011	16,279
2012	—

1,513,172

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

The notes have been discounted to record the fair value of the included warrants issued, the beneficial conversion feature imbedded in the debenture and the transaction costs. As of December 31, 2007 no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discounts will be amortized over the term of the debenture.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

	2007	2006
	$	$
Notes payable:
Gross proceeds from notes	1,500,000	1,500,000
Less: beneficial conversion feature	(420,181)	(420,181)
Less: fair value of warrants included	(416,991)	(416,991)
Less: shares issued as transaction costs	(210,000)	(210,000)
Add: fair value of stock converted for debt	—	—
Add: amortization discounts	366,872	157,346

Book value of note on December 31, 2007 and 2006	819,700	610,174

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.13	March 24, 2009
5,000,000	$0.18	March 24, 2009

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon the occurrence of certain events. All shares, warrants and underlying shares were registered in September 2006.

In December 2006, the Company closed a financing transaction with Wind City, Inc., a Delaware corporation pursuant to a Note and Warrant Purchase Agreement and related documents. Under the Purchase Agreement, Empire issued warrants in two tranches for a total of 60,000,000 shares of common stock, Great South Land issued a floating rate note and Wind City loaned $4,000,000 to Great South Land and Wind City agreed to buy 4,500,000 shares of Zeehan Zinc common stock in 2007 for a total price of $4,500,000. Great South Land used the proceeds from the loan to fund seismic services by Terrex Seismic, to purchase the new mobile oil drill rig and related support equipment and for general corporate purposes.

In January 2007, the Company exercised the put option and Wind City purchased the 4,500,000 shares of Zeehan Zinc common stock. In November 2007, the warrants to purchase 60,000,000 shares of Zeehan stock expired. In December 2007, the Company repaid the $4,000,000 floating rate note and obtained release of property held as collateral. The note was repaid with proceeds from the sale of the remainder of the Zeehan stock owned by the Company and proceeds from the sale of the mobile oil drill rig.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

This multipart financing arrangement was recorded in the financial statements in three components. The note payable was recorded as long-term debt of $4,000,000, payable in May 2008. It accrues interest payable quarterly at the rate of four percent over the Wall Street Journal prime rate. The value of the put option at December 31, 2006 was determined to be $2,655,000 based on the proceeds of $4,500,000 received in January less the value of the shares of Zeehan stock sold under the put of $1,845,000. The warrants were recorded as a credit to capital in the amount of $2,655,000 based on the value of the put option received in exchange for issuance of the warrants. Gain on the exercise of the put option in January 2007 will be recorded when received. The stated price paid for the Zeehan stock was higher than the value of the Zeehan stock. The excess payment was compensation Empire received for issuing Wind City warrants to purchase 60 million shares of Empire Common Stock at US$ 0.15 per share. As a result the warrant was valued at the amount of the expected gain on the sale of the Zeehan stock and was recorded in December 2006 as the value of the put. It was the intention of the Directors that the value was in the Put Option and not in the value of the detachable warrants. Gain on the sale of the Zeehan shares was included in income in 2007. In December 2007, the note payable to Wind City was fully paid and the warrants held by Wind City expired.

In December 2007, the Company sold 9,000,000 shares of Zeehan stock, including 1,359,597 Zeehan shares provided by an entity related to an officer and director. The entity agreed to loan the proceeds of the sale of the shares, $518,013, to the Company for a period of three months at an interest rate of 10% per annum.

In 2006, Pacific Rim obtained an unsecured loan of $100,000 from an individual. The note is due in 2009 including interest at a rate of 10% per annum.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 9—STOCKHOLDERS’ DEFICIT

	2007	2006
	No.	No.
Issue of Class A common stock:
2006 conversion of shares from B stock	—	1,604
Shares sold to RAB for cash	—	17,100,000
Shares sold to Libertas for cash	—	833,333
Shares issued in conversion of HEM Debenture	—	6,222,675
Share Issued to exercise GSLM Options	—	450,000
Shares issued to settle debt	—	5,099,600
Shares issued to First Global for services	—	4,380,000
Shares issued to Mackay Partnership for services	—	1,500,000
Shares issued to Libertas related to RAB financing	—	4,065,000
Shares issued to Libertas for advisory fee	—	3,566,667
Shares issued to Batego to acquire technology license	—	15,000,000
Shares issued to Bendall to settle debt and for services	—	26,000,000
2007 conversion of shares from B stock	868	—
Shares issued to Bass Resources for services	5,600,000	—
Shares issued to MR Associates for Option Agreement	2,500,000	—
Shares issued to Terralina to settle dispute	1,800,000	—
Shares issued to Libertas related to Wind City financing	4,766,667	—
Shares recovered from Batego in cancellation of technology license	(15,000,000)	—

	(332,465)	84,218,879

Issue of Class B Common stock:
2006 conversion of B shares into A shares	—	(1,604)
2007 conversion of B shares into A shares	(868)	—

	(868)	(1,604)

NOTE 10—OPTIONS/WARRANTS

The following table summarizes the movements in warrants in the year to December 31, 2007:

	2007		2006
	Shares	Weighted Average Price	Shares	Weighted Average Price
Warrants outstanding:
Beginning of period	75,800,000	$0.15	2,390,000	$0.31
Warrants granted	—	0.15	73,550,000	0.15
Warrants exercised	—	—	—	—
Warrants expired	(60,000,000)	0.15	(140,000)	0.80

End of period	15,800,000	$0.15	75,800,000	$0.15

Warrants exercisable	15,800,000	$0.15	2,390,000	$0.15

The warrants have a weighted average remaining contractual life of 1.25 years, are fully vested and have a weighted average exercise price of $0.15.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

The following table summarizes information about warrants outstanding at December 31, 2007:

		2007
	Exercise Prices	Number outstanding	Average remaining life in years
First Global Securities, Inc Common Stock, rights expiring March 31, 2008	$0.10	1,500,000	0.25
Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	0.50	750,000	1.78
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.13	8,550,000	1.25
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.18	5,000,000	1.25

		15,800,000

With regard to the Wind City warrants, we have not valued the detachable warrants because when the transaction was completed it was determined that the value of the warrants was in the Put Option received in exchange.

The following table summarizes the movements in options in the year to December 31, 2007 and 2006:

	2007		2006
	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding:
Beginning of period	9,000,000	$0.175	507,631	$3.41
Options granted	18,574,079	0.433	—	—
Options vested	—	—	9,000,000	0.16
Options exercised	—	—	(450,000)	0.0078
Options expired	—	—	(57,631)	—

End of period	27,574,079	$0.349	9,000,000	$0.16

Options exercisable	15,191,393	$0.212	9,000,000	$0.16

The following table summarizes information about stock options outstanding at December 31, 2007.

		2007
	Exercise Prices	Number outstanding	Average remaining life in years
Issued to directors and officers of GSLM in October 2003, as detailed in Related Parties Note to the Accounts:	$0.175	9,000,000	2.00
Issued to Chief Executive Officer on hiring in August 2007, (forfeited in 2008):	$0.433	18,574,079	4.63

		27,574,079

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In August 2007, the Company issued options to issue 18,574,079 common shares to a newly hired CEO. The Company recorded this stock-based compensation in 2007 at the fair value of the equity instruments granted on the measurement date, which is the date of the agreement. The fair value of the equity instrument is determined to be $983,835 using the Black-Scholes option-pricing model, using 91% volatility, no dividends, 4.3% discount rate and a 3.8 year term. One third of the options were immediately vested, another one-third vest after one year and the remainder vest after two years. Expense reported in 2007 represents the portion vested in 2007 and a prorated portion of the value to vest in the future. These options were forfeited when the executive resigned in February 2008.

The fair value of option’s vested and included in expense in the year to December 31, 2007 and December 31, 2006 were $456,506 and $323,640, respectively.

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

In May 2006, Pacific Rim Foods completed a net $435,000 private placement of their Convertible Preferred Stock. In July 2006 Pacific Rim completed a net $346,741 private placement of their common stock and in 2007 completed another net $259,000 private placement of common stock. Proceeds of this fundraising, along with $300,000 provided by Empire, are intended to be used to acquire operations and facilities in China to allow expansion of the intended shelf stable food processing operations. Pacific Rim spent approximately net $340,000 to prepay contracts to purchase product that would be available for processing in summer of 2006 and increased this amount to $520,020 for the summer of 2007, and a combined $80,001 to acquire a 49% ownership interest in Jilin Jimei Foods and acquire an interest in trade names, leases, facilities and licenses. Attached to the sale of common shares, Pacific Rim issued warrants to allow the purchase of 1,000,000 shares of Empire common stock for a period of five years at an exercise price of $0.05 per share. In order to conservatively estimate the recoverability of notes receivable in the amount of $188,050 and of prepayments for product purchases in the amount of $520,020, management recorded a reserve for losses and impairments in the amount of $703,720 at December 31, 2007.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

TECHNOLOGY LICENSE

In June 2006, Empire acquired 100% of Expedia International Limited. This subsidiary entered into an agreement to license and promote certain nano-key technology. Cost of the license agreement was the issuance of fifteen million Empire common shares and transfer of five million Zeehan Zinc shares, valued at a total of $3,925,000. Expedia intended to negotiate a development agreement with Zeehan Zinc to employ this technology at the mine sites. This technology is still under development and is yet to be commercialized. In June 2007, the license agreement was cancelled to allow the company to refocus its resources and efforts on the oil and gas activities. The fee paid in 2006 was returned to the Company. The fifteen million Empire common shares were returned to the treasury and cancelled. The five million Zeehan Zinc shares were restored to investment at the original cost and were sold in December 2007.

NOTE 13—MORTGAGE GUARANTEE

Terrex Seismic (formerly Trace Energy Services Pty Ltd) holds a registered mortgage debenture charge over all the assets and undertakings of GSLM, to a maximum prospective liability of $876,730. The charge is both fixed and floating.

NOTE 14—SUBSEQUENT EVENTS

In February 2008, the Chairman of the board of Directors resigned his position. He and the Company agreed to allow the Option agreement regarding Special Exploration License 5/2005 to expire without exercise of the options and the Company paid his accrued fees and expenses.

In February 2008, the Chief Operating Officer resigned his positions as officer and director. The Company paid his accrued wages and expenses and issued 6,315,000 common shares to settle contract entitlements and cancel options to purchase 18,574,079 shares of common stock valued in total at $1,600,000.

In February 2008, the Company obtained a loan of $1,315,000 from the director of its Great South Land Minerals subsidiary. This loan matures in six months and is convertible in Empire common stock at a price of $.15.

In March 2008, the Company agreed to issue common stock to pay liabilities included in non current payables at December 31, 2007 in the amount of $720,000.

In March 2008, the Company agreed to issue common stock to settle a note payable to the Chief Executive Officer in the approximate amount of $500,000.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE ENERGY CORPORATION INTERNATIONAL

By:	/s/ MALCOLM R. BENDALL
Malcolm R. Bendall, Chief Executive Officer (Principal Executive Officer)

By:	/s/ Graham Rogers
Graham Rogers, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M ALCOLM R. BENDALL Malcolm R. Bendall	Chief Executive Officer and Director	April 8, 2007

/s/ Graham Rogers Graham Rogers	Chief Financial Officer and Director	April 8, 2007

/s/ JOHN C. GARRISON John C. Garrison	Secretary and Director	April 8, 2007

/s/ TAD M. BALLANTYNE Tad M. Ballantyne	Director	April 8, 2007

/s/ Phil Simpson Phil Simpson	Director	April 8, 2007

/s/ CLIVE F. BURRETT Clive F. Burrett	Director	April 8, 2007