Form 10-Q
period 2008-03-31
EMPIRE ENERGY CORP
filed 2008-05-19
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 220,812,299 shares of its Class A Common Stock issued and 213,362,299 shares outstanding, 100,874 shares of its Class B Common Stock issued and outstanding, and 100,874 shares of paired convertible Exchange shares issued and outstanding as of May 1, 2008, the latest practicable date before the filing of this report.

Transitional Small Business Format (check one);    Yes  ☐    No  ☒

PART I—FINANCIAL INFORMATION

Forward-Looking Statements

This report on Form 10-Q contains forward-looking statements that concern our business. Such statements are not guarantees of future performance and actual results or developments could differ materially from those expressed or implied in such statements as a result of certain factors, including those factors set forth in Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this report. All statements, other than statements of historical facts, included in this report that address activities, events or developments that we expect, believe, intend or anticipate will or may occur in the future, including the Company’s ability to successfully maintain its existence while it identifies potential business opportunities, are forward looking statements.

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

The Consolidated Financial Statements of the Company required to be filed with this 10-Q Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements present fairly the financial condition of the Company.

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

March 31, 2008

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$463,582	$1,228,903
Receivables net of impairment of $283,700	5,219	4,345
Prepayments	40,947	45,894
Inventory Advances net of impairment of $520,020	—	—

TOTAL CURRENT ASSETS	509,748	1,279,142

MARKETABLE SECURITIES	112,855	143,666
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
PROPERTY AND EQUIPMENT, NET	236,937	248,786

TOTAL ASSETS	$939,540	$1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,362,897	$2,036,764
Accrued Liabilities	262,836	161,768
Current portion of long term debt	2,296,989	640,086

TOTAL CURRENT LIABILITIES	3,922,722	2,838,618

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	859,063
Long term debt	894,120	873,372

TOTAL LIABILITIES	4,816,842	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	731,315	819,689

STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 213,312,299 and 198,546,456 shares respectively outstanding	213,312	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,874 and 100,917 shares respectively outstanding	101	101
Additional paid-in capital	24,653,789	23,205,171
Accumulated deficit during the development stage	(29,312,068)	(26,926,440)
Accumulated other comprehensive income (loss)	(163,751)	(116,526)

TOTAL STOCKHOLDERS’ EQUITY	(4,608,617)	(3,639,148)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$939,540	$1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	March 15, 1995 (Inception) to March 31, 2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,615,240	812,166	18,935,352
Exploration	687,970	812,373	9,834,841

TOTAL COSTS AND EXPENSES	2,303,210	1,624,539	28,770,193

LOSS FROM OPERATIONS	(2,303,210)	(1,624,539)	(28,770,193)

OTHER INCOME (EXPENSE)
Gain on sale of Zeehan shares	—	—	931,832
Gain on equipment sale	—	—	27,289
Loss on Zeehan’s equity investment	—	—	(729,000)
Other income	—	11,777	156,807
Minority interest	88,374	9,919	674,933
Interest (expense)	(170,792)	(136,812)	(1,603,736)

LOSS BEFORE INCOME TAXES	(2,385,628)	(1,759,553)	(29,312,068)
INCOME TAXES	—	—	—

NET LOSS	$(2,385,628)	$(1,759,553)	$(29,312,068)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0117)	$(0.0088)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	203,446,059	198,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

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

Period From March 1995 (inception) Through March 31, 2008

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

Period From March 1995 (inception) Through March 31, 2008

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock – A	Common	Stock – B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Issuance of common stock: Cash	17,933,333	17,933			2,013,067			2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: exercise of options	450,000	450			2,835			3,285
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Vesting of Common Stock Options					323,640			323,640
Warrants Issued: Wind City put option					2,655,000			2,655,000
Net loss for period							(9,030,480)	(9,030480)
Marketable securities, unrealized loss						(15,006)		(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874
Conversion of Exchangeco shares for common stock	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in rescission of Batego license agreement	(15,000,000)	(15,000)	—	—	(2,985,000)	—	—	(3,000,000)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Put option recorded in 2006: exercised in 2007	—	—	—	—	(2,655,000)	—	—	(2,655,000)
Marketable securities, unrealized loss	—	—	—	—	—	29,364	—	29,364
Net loss for the year	—	—	—	—	—	—	(6,979,562)	(6,979,562)

Balance at December 31, 2007	198,546,456	198,546	100,917	101	23,205,171	(116,526)	(26,926,440)	(3,639,148)
Conversion of Exchangeco shares for common stock	43	0	(43)	(0)	—	—	—	—
Stock Options re-issue in exchange for services	14,765,800	14,766	—	—	1,554,085	—	—	1,568,850
Foreign currency translations	—	—	—	—	—	(28,632)	—	(28,632)
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	(18,593)	—	(18,593)
Net loss for the period	—	—	—	—	—	—	(2,385,628)	(2,385,628)

Balance at March 31, 2008	213,312,299	213,312	100,874	101	24,653,789	(163,751)	(29,312,068)	(4,608,617)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

	Note	2008	2007	March 15, 1995 (Inception) to March 31, 2008
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(2,385,628)	(1,759,553)	(29,312,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		848,850	—	8,120,868
Depreciation		38,444	10,314	128,214
Loss on disposal of fixed assets		—	—	207
Stock options vested (forfeited)		(105,466)	—	674,680
Loss on unconsolidated subsidiary		—	—	729,000
Loss (gain) on sale of Zeehan stock		—	—	(931,832)
Minority interest		(88,374)	9,919	(309,426)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(874)	(292,326)	(109,689)
(Increase) Decrease in prepaid expenses		4,947	771,927	63,521
Increase (Decrease) in payables		(549,644)	(885,340)	3,529,078

NET CASH USED IN OPERATING ACTIVITIES		(2,237,745)	(2,145,059)	(17,417,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		—	4,500,000	7,519,084
Investment in brands		—	—	(80,000)
Purchase of property and equipment		(26,595)	(280,262)	(2,055,470)
Proceeds of sale of property and equipment		—	—	1,741,967
Investment in marketable securities		—	(4,941)	(188,036)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(26,595)	(4,214,797)	6,937,545

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		1,550,000	—	8,037,969
Proceeds from issuance of shares		—	—	6,422,838
Principal payments on notes payable		(22,349)	(101,654)	(4,129,134)
Proceeds from the sale of minority interests		—	9,000	1,040,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		1,527,651	92,654	11,044,272

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(28,632)	134,019	(100,788)

NET INCREASE IN CASH AND CASH EQUIVALENTS		(765,321)	2,111,103	463,582
CASH AND CASH EQUIVALENTS – beginning of period		1,228,903	1,457,267	—

CASH AND CASH EQUIVALENTS – end of period		463,582	3,568,370	463,582

CASH PAID FOR:
Taxes		—	—	—
Interest		14,224	122,501	529,216

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with Empire stock		720,000	—

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007 (Unaudited)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-KSB for the year ended December 31, 2007. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2007 as reported in the 10-KSB have been omitted.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007 (Unaudited)

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $3,922,722 and current assets of $509,748 including cash or cash equivalents of $463,582 at March 31, 2008.

The exploration license SEL  13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,921,363 by 30 September 2005, $6,138,646 by 30 September 2006, $9,662,074 by 30 September 2007, $14,456,407 by 30 September 2008 and $15,785,310 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

In November 2006, the Minister for Economic Development and Resources wrote to the company noting their intention to revoke special exploration license  13/98 on the grounds of the failure of the company to comply with the mandatory cumulative expenditure requirements. This letter stated that “As of 30 September 2006, Mineral Resources Tasmania has recorded expenditure of AUD $2,865,689.70 which is AUD $3,823,111.30 short of the mandatory expenditure required by the end of the second year of the license”.

In November 2006, the company responded with a submission requesting the withdrawal of the notice of intention to revoke the license and submitted numerous reasons why the license should not be revoked.

As a consequence of the submission, in January 2007 the Director of Mines responded and advised “that subject to an agreement being reached on your on-ground work program, I will be prepared to recommend to the Minister that the revocation of your license not to proceed.”

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007 (Unaudited)

These include:

•	Great South Land Minerals Limited received a loan from a director in the amount of USD $1.35 million in February 2008 and the Company continues to seek funding opportunities from other sources.

•	Pacific Rim Foods received proceeds from sale of its common stock in the amount of US$325,000 and transferred that amount to Empire in repayment of intercompany loans.

•	Empire issued common shares to pay liabilities and expenses totaling approximately US$2,000,000 in 2008.

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

Emphasis of Matter: The report of the independent registered public accounting firm on EEGC’s financial statements for the years ended 31 December 2007 and 2006 contained an emphasis of matter paragraph regarding the Company’s ability to continue as a going concern.

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at March 31, 2008 reduces the net deferred tax assets to $0.

NOTE 3 – RECEIVABLES AND INVENTORY ADVANCES

The collectability of receivables and prepaid purchase orders is assessed and an allowance is made for any doubtful accounts. Receivables of $288,919and prepaid purchase orders of $520,020 at March 31, 2008 have been reduced by an allowance of $803,720. Receivables of $188,045 and prepaid purchase orders of $520,020 at December 31, 2007 have been reduced by an allowance of $703,720. Assessment of the reserve for losses was in part determined conservatively in consideration of uncertainty of information in the Pacific Rim subsidiary.

NOTE 4 – SHAREHOLDERS EQUITY AND RELATED PARTY

In February 2008, the Chairman of the board of Directors resigned his position. He and the Company agreed to allow the Option agreement regarding Special Exploration License 5/2005 to expire without exercise of the options and the Company paid his accrued fees and expenses.

In February 2008, the Chief Operating Officer resigned his positions as officer and director. The Company paid his accrued wages and expenses and issued 6,315,800 common shares to settle contract entitlements and cancel options to purchase 18,574,079 shares of common stock valued in total at $1,600,000.

In February 2008, the Company obtained a loan of $1,350,000 from the director of its Great South Land Minerals subsidiary. This loan matures in six months and is convertible in Empire common stock at a price of $.15.

In March 2008, the Company agreed to issue common stock to pay liabilities included in non-current payables at December 31, 2007 in the amount of $720,000.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008 and 2007 (Unaudited)

In March 2008, the Company agreed to issue common stock to settle a note payable to the Chief Executive Officer in the approximate amount of $500,000.

2008
No.
Issue of Class A common stock:
2008 conversion of shares from B stock	43
Shares issued to S.A. Sehsuvaroglu in contract settlement	6,315,800
Shares issued to World Technology and Trade Inc. for services	1,000,000
Shares issued to Kingdom Securities for share loan fee and penalty.	7,000,000
Shares issued to Attorney in contract settlement	450,000

14,765,843

Issue of Class B Common stock:
2008 conversion of B shares into A shares	(43)

(43)

NOTE 5 – SUBSEQUENT EVENTS

In April 2008 our subsidiary, Pacific Rim Foods, Inc, received proceeds of $325,000 from sale of its common stock that was used to repay an intercompany loan to Empire.

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Limited and Expedia Limited. We also own approximately 38% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis of control established by a voting agreement. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity. Cyber held our investment in Zeehan Zinc limited, a Tasmanian mining company which we sold in 2007. Expedia held our investment in certain technology licenses which were rescinded in 2007. Pacific Rim Foods has interests in the Chinese shelf stable foods industry.

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. According to independent consulting firm RPS Energy, this license area holds prospective oil resources of 67 to 145 million barrels and prospective natural gas resources of from 347 to 799 billion cubic feet. These resources have a current value of from $7 to $15 billion. Pending the raising of necessary funds, Empire plans to commence drilling for these resources no later than August of this year. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure as defined under contract which the directors believe meets its expenditure obligations under the license conditions. The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has claimed reported cumulative expenditure to date of AUD $37.5 million (US $33.0 million), exceeding the license conditions.

Terrex Seismic recently completed an AUD $4.4 million seismic survey which was a continuation of the approximately AUD $2.23 million 2006 program. In the 2001 survey, we acquired 660 line kilometers of survey. A total of 1149 line kilometers have been acquired. These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas.

We have analyzed the data collected over the past thirty years, have selected prospective sites, arranged a drilling contractor and are aggressively pursuing funding to drill wells on these sites as well as continue to expand the seismic and other technical knowledge on this license area.

Results of operations

Since the inception of our current business plan following our merger with GSLM in 2005, our operations have consisted primarily of various exploration and start-up activities relating to our license property and our current business, including acquiring and analyzing seismic data, seeking institutional investors, locating joint venture partners, engaging firms to comply with leasehold conditions, incurring strategic investments and developing our long term business strategies.

During the quarter ended March 31, 2008, the combined Company generated no revenue. The combined Company generated a loss of $2,303,210 primarily by incurring GSLM exploration expenses of $687,970 and general & administrative expenses of $1,615,240, including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended March 31, 2007, the Company also generated no revenue. The Company generated a loss of $1,624,539 primarily by incurring exploration expenses of $812,373 and general and administrative expenses of $812,166, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration. In order to conservatively estimate the recoverability of notes receivable in the amount of $288,919 and of prepayments for product purchases in the amount of $520,020, management had recorded a reserve for losses and impairments in the amount of $803,720 at March 31, 2008, an increase of $100,000 during the quarter ended March 31, 2008.

Liquidity and Capital Resources

On March 31, 2008, the Company had $463,582 in cash, $40,947 in prepayments of exploration costs and other expenses, $5,219 in receivables and $3,922,722 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $894,120 in long-term debt. Approximately $2.7 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the three months ended March 31, 2008 was $2,237,745 compared to $2,145,059 for the three months ended March 31, 2007. Cash provided by investing activities was ($26,595) during the three months ended March 31, 2008. Cash used in investing activities during the three months ended March 31, 2007 was $4,214,797. Net cash provided in financing activities during the three months ended March 31, 2008 was $1,527,651. Net cash used by financing activities was $92,654, primarily repayment of notes payable during the three months ended March 31, 2007. Additional financing will be needed during 2008 to continue to develop the license property and pursue the company’s business plan.

Our subsidiary, Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry, notably through the ownership of corn canneries, distributed under one of the oldest brand names in China. We have an economic interest of 38% and by means of a voting agreement, have a controlling interest (75%) in Pacific Rim Foods. We currently are pursuing a suitable public entity that we may roll Pacific Rim Foods Limited into, therefore potentially giving the option of Empire to liquidate it’s position in Pacific Rim Foods for the purpose of financing the oil and exploration project if necessary.

Off Balance Sheet Arrangements

Empire Energy has no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4.	Controls and Procedures.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2008.

This quarterly report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Risk factors have not changed materially from those listed in the annual report Form 10-KSB filed April 10, 2008 for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2008, the company issued 6,755,800 shares of common stock to a former executive and an attorney in settlement of an employment contract and a consulting agreement and 8,000,000 shares as settlement of liabilities incurred in conjunction with the sale of the investment in Zeehan Zinc Limited common stock in 2007. Shares were valued at market price on the date the liability was determined.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

None

Item 5.	Other Information.

None

Item 6.	Exhibits

(a) The following exhibits are furnished as part of this report:

31.1	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification required by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification required by Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Empire Energy Corporation International

May 19, 2008	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

May 19, 2008	By:	/s/ Graham Rogers
Graham Rogers Chief Financial Officer