Form 10-Q
period 2008-06-30
EMPIRE ENERGY CORP
filed 2008-08-19
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2008

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

The issuer had 229,751,031 shares of its Class A Common Stock issued and 222,251,031 shares outstanding, 100,874 shares of its Class B Common Stock issued and outstanding, and 100,874 shares of paired convertible Exchange shares issued and outstanding as of August 15, 2008, the latest practicable date before the filing of this report.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

June 30, 2008

	June 30, 2008	(Restated) December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$241,875	$1,228,903
Receivables net of impairment of $233,650	5,313	4,345
Prepayments	27,062	45,894
Inventory Advances net of impairment of $520,020	—	—

TOTAL CURRENT ASSETS	274,250	1,279,142

MARKETABLE SECURITIES	127,084	143,666
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
PROPERTY AND EQUIPMENT, NET	226,329	248,786

TOTAL ASSETS	$707,663	$1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,495,492	$2,036,764
Accrued Liabilities	288,275	161,768
Current portion of long term debt	2,527,298	640,086

TOTAL CURRENT LIABILITIES	4,311,065	2,838,618

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	859,063
Long term debt	942,838	873,372

TOTAL LIABILITIES	5,253,903	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	1,047,229	819,689

STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 222,251,031 and 198,546,456 shares respectively outstanding	222,251	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,876 and 100,919 shares respectively outstanding	101	101
Additional paid-in capital	28,793,860	26,110,171
Accumulated deficit during the development stage	(34,551,279)	(29,831,440)
Accumulated other comprehensive income (loss)	(58,402)	(116,526)

TOTAL STOCKHOLDERS’ EQUITY	(5,593,469)	(3,639,148)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$707,663	$1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

(Unaudited)

		(Restated)
	2008	2007
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,879,635	1,075,601
Exploration	201,479	1,809,132

TOTAL COSTS AND EXPENSES	2,081,114	2,884,733

LOSS FROM OPERATIONS	(2,081,114)	(2,884,733)

OTHER INCOME (EXPENSE)
Other income	—	31,973
Gain on disposition of technology license	—	1,142,804
Minority interest	(15,915)	24,328
Interest (expense)	(237,182)	(312,076)

LOSS BEFORE INCOME TAXES	(2,334,211)	(1,997,704)
INCOME TAXES	—

NET LOSS	$(2,334,211)	$(1,997,704)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0106)	$(0.0100)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	219,815,421	198,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2008 and 2007

(Unaudited)

			(Restated)
	Six Months Ended June 30, 2008	(Restated) Six Months Ended June 30, 2007	March 15, 1995 (Inception) to June 30, 2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	3,494,875	1,887,767	20,787,698
Exploration	889,449	2,621,505	10,036,320

TOTAL COSTS AND EXPENSES	4,384,324	4,509,272	30,824,018

LOSS FROM OPERATIONS	(4,384,324)	(4,509,272)	(30,824,018)

OTHER INCOME (EXPENSE)
Gain on disposition of technology license	—	1,142,804	—
Gain on sale of Zeehan stock	—	—	(1,723,168)
Loss on Zeehan’s equity investment	—	—	(729,000)
Other income	—	43,750	156,807
Minority interest	72,459	14,409	659,018
Interest (expense)	(407,974)	(490,948)	(2,090,918)

LOSS BEFORE INCOME TAXES	(4,719,839)	(3,799,257)	(34,551,279)
INCOME TAXES	—	—	—

NET LOSS	$(4,719,839)	$(3,799,257)	$(34,551,279)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0223)	$(0.0191)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	211,630,740	198,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2008

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

Period From March 1995 (inception) Through June 30, 2008

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

Period From March 1995 (inception) Through June 30, 2008

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

Period From March 1995 (inception) Through June 30, 2008

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2008

(Unaudited)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Note Payable Assumed Interest (Restated)	—	—	—	—	250,000	—	—	250,000
Marketable securities, mark to market	—	—	—	—	—	29,364	—	29,364
Net loss for the year (restated)	—	—	—	—	—	—	(9,884,562)	(9,884,562)

Balance at December 31, 2007 (restated)	198,546,456	198,546	100,917	101	26,110,171	(116,526)	(29,831,440)	(3,639,148)
Conversion of Exchangeco shares for common stock	43	0	(43)	(0)	—	—	—	—
Restricted shares issued in exchange for services	16,705,800	16,706	—	—	1,953,344	—	—	1,970,050
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Foreign currency translations	—	—	—	—	—	76,717	—	76,717
Value of stock options forfeited	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	(18,593)	—	(18,593)
Net loss for the period	—	—	—	—	—	—	(4,719,839)	(4,719,839)

Balance at June 30, 2008	222,251,031	222,251	100,874	101	28,793,860	(58,402)	(34,551,279)	(5,593,469)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Note	2008	(Restated) 2007	(Restated) March 15, 1995 (Inception) to June 30, 2008
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(4,719,839)	(3,799,257)	(34,551,279)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		1,970,050	—	9,242,068
Depreciation		51,579	10,448	141,349
Loss on disposal of fixed assets		—	—	207
Stock options vested (forfeited)		(105,466)	—	674,680
Gain on termination of technology license		—	(1,142,804)	—
Loss on unconsolidated subsidiary		—	—	729,000
Loss (gain) on sale of Zeehan stock		—	—	1,723,168
Minority interest		(72,459)	(14,409)	(293,511)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(968)	(161,746)	(109,783)
(Increase) Decrease in prepaid expenses		18,832	1,701,572	77,406
Increase (Decrease) in payables		(314,010)	(483,622)	4,014,712

NET CASH USED IN OPERATING ACTIVITIES		(3,172,281)	(3,889,818)	(18,351,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		—	4,500,000	7,519,084
Investment in brands		—	—	(80,000)
Purchase of property and equipment		(29,122)	(538,382)	(2,057,997)
Proceeds of sale of property and equipment		—	—	1,741,967
Investment in marketable securities		(8,981)	(190,091)	(197,017)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(38,103)	(3,771,527)	6,926,037

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		1,858,747	—	8,346,716
Proceeds from issuance of shares		—	—	6,422,838
Principal payments on notes payable		(12,108)	(92,849)	(4,118,893)
Proceeds from the sale of minority interests		300,000	259,000	1,340,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		2,146,639	166,151	11,663,260

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(76,717)	114,913	4,561

NET INCREASE IN CASH AND CASH EQUIVALENTS		(987,028)	162,773	241,875
CASH AND CASH EQUIVALENTS – beginning of period		1,228,903	1,457,267	—

CASH AND CASH EQUIVALENTS – end of period		241,875	1,620,040	241,875

CASH PAID FOR:
Taxes		—	—	—
Interest		17,223	246,005	532,215

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with Empire stock		842,810	—

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007 (Unaudited)

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007 (Unaudited)

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $4,311,065 and current assets of $274,250 including cash or cash equivalents of $241,875 at June 30, 2008.

The exploration license SEL  13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $4,026,998 by 30 September 2005, $6,304,010 by 30 September 2006, $9,922,353 by 30 September 2007, $14,845,836 by 30 September 2008 and $16,210,537 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007 (Unaudited)

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

These include:

•	Great South Land Minerals Limited received loans from directors in the amount of USD $1.8 million in 2008 and the Company continues to seek funding opportunities from other sources.

•	Pacific Rim Foods received proceeds from sale of its common stock in the amount of US$300,000 and transferred that amount to Empire in repayment of intercompany loans.

•	Empire issued common shares to pay liabilities and expenses totaling approximately US$2,800,000 in 2008.

•

Empire received an AUD $5,000,000 Loan, guaranteed by the CEO, in July 2008 to fund the drilling program and company operations. Empire prepaid AUD$2.3 million to the drilling contractor in July 2008 to mobilize equipment and begin drilling operations.

•	Empire is negotiating a joint venture agreement that could bring up to AUD $45 million in investment to SEL 13/98 to fund the drilling program and support company operations.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007 (Unaudited)

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at June 30, 2008 reduces the net deferred tax assets to $0.

NOTE 3 – RECEIVABLES AND INVENTORY ADVANCES

The collectability of receivables and prepaid purchase orders is assessed and an allowance is made for any doubtful accounts. Receivables of $239,013 and prepaid purchase orders of $520,020 at June 30, 2008 have been reduced by an allowance of $753,720. Receivables of $188,045 and prepaid purchase orders of $520,020 at December 31, 2007 have been reduced by an allowance of $703,720. Assessment of the reserve for losses was in part determined conservatively in consideration of uncertainty of information in the Pacific Rim subsidiary.

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

In February and June 2008, the Company obtained loans totaling of $1,460,000 from the director of its Great South Land Minerals subsidiary. These loans mature in six months and are convertible into Empire common stock at a price of $.15.

In March 2008, the Company issued 6,000,000 shares of common stock to pay liabilities included in non-current payables at December 31, 2007 in the amount of $720,000.

In March 2008, the Company issued 2,450,000 shares of common stock in payment of expenses related to the sale of an investment in Zeehan Zinc shares in December 2007.

In March 2008, the Company agreed to issue common stock to settle a note payable to the Chief Executive Officer in the approximate amount of $500,000.

In April and June 2008, the Company issued 8,390,000 shares for public and investor relations services.

In June 2008, the Company issued 548,732 shares in settlement of trade liabilities.

2008
No.
Issue of Class A common stock:
2008 conversion of shares from B stock	43
Shares issued to S.A. Sehsuvaroglu in contract settlement	6,315,800
Shares issued to World Technology and Trade Inc. for services	1,000,000
Shares issued to Kingdom Securities for share loan fee and penalty.	7,000,000
Shares issued to Attorney in contract settlement	450,000
Shares issued to Public/Investor Relations funding	8,390,000
Shares issued to settle Trade Debt	548,732

23,704,532

Issue of Class B Common stock:
2008 conversion of B shares into A shares	(43)

(43)

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007 (Unaudited)

NOTE 5 – RESTATEMENT OF PRIOR PERIODS

In December 2006, the Company entered into an agreement with an outside party to borrow $4 million under a secured note, grant warrants to issue 60 million shares of Empire common stock and obtain the right to require that party to purchase 4.5 million shares of Zeehan Zinc Ltd. that were carried as an investment by the Company, for a total price of $4.5 million. The value of this right was determined to represent the value of the warrants granted and was recorded as a contribution to capital in December 2006. No gain on the transaction was recorded in December 2006 or when the sale was completed in January 2007.

During the fourth quarter 2007, when the note was repaid and the warrants cancelled, the gain of $2,655,000 on the sale of this Zeehan Zinc stock was recorded as income. Consistent with the reporting in 2006, this restatement removes this gain reported in 2007 and restores the transaction as a contribution to capital of $2,655,000. Further, this restatement records additional interest expense of $250,000 in 2007 to reflect the value of the warrants issued to the lender as additional consideration related to the note payable.

Items changed by this restatement are as follows:

	As Filed	Restated	Change
Consolidated Balance Sheet December 31, 2007
Additional Paid-in Capital	23,205,171	26,110,171	2,905,000
Accumulated deficit during development stage	(26,926,440)	(29,831,440)	(2,905,000)
Consolidated Statement of Operations for the Three Months Ended June 30, 2007
Loss from operations	(2,884,733)	(2,884,733)	—
Interest expense	(270,076)	(312,076)	(42,000)
Net loss	(1,955,704)	(1,997,704)	(42,000)
Net loss per share	(0.0098)	(0.0100)	(0.0002)
Consolidated Statement of Operations for the Six Months Ended June 30, 2007
Loss from Operations	(4,509,272)	(4,509,272)	—
Interest Expense	(406,948)	(490,948)	(84,000)
Net Loss	(3,715,237)	(3,799,257)	(84,000)
Net Loss per common share	(0.0187)	(0.0191)	(0.0004)
Consolidated Statement of Operations for the period from inception to June 30, 2008
Gain (Loss) on sale of Zeehan stock	931,832	(1,723,168)	(2,655,000)
Interest Expense	(1,840,918)	(2,090,918)	(250,000)
Net loss	(31,646,279)	(34,551,279)	(2,905,000)
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007
Net Loss	(3,715,257)	(3,799,257)	(84,000)
Increase in payables	(567,622)	(483,622)	84,000
Net Cash used in operating activities	(3,889,818)	(3,889,818)	—
Consolidated Statement of Cash Flows for the period from Inception to June 30, 2008
Net loss	(31,646,279)	(34,551,279)	(2,905,000)
Loss (Gain) on sale of Zeehan stock	(931,832)	1,723,168	2,655,000
Increase in payables	3,764,712	4,014,712	250,000
Net cash used in operating activities	(18,351,983)	(18,351,983)	—

NOTE 6 – SUBSEQUENT EVENTS

Memorandum of Understanding for Joint Venture and Prepayment of Well Drilling Contractor

On July 17, 2008, Empire Energy Corporation International, along with its wholly owned subsidiary Great South Land Minerals Ltd. (GSLM), signed a Memorandum of Understanding relating to the creation of a joint venture with Hong Kong-based Smart Win International Limited for the exploration and development of the oil, gas and helium resources of the Tasmania Basin within Special Exploration License (SEL 13/98). Smart Win is a joint venture between Genesis Energy Holdings Limited and New Times Group Holdings Limited, both listed on the Stock Exchange of Hong Kong Limited, created with an aim to explore business opportunities in oil, gas and energy exploration and exploitation in international markets.

Under the terms of the MOU, Smart Win and Empire Energy entered into a senior secured note under which Smart Win will lend AUD$5,000,000.00 to Empire Energy to be used for the exploration and development of the oil, gas and helium resources of the Tasmania Basin within SEL 13/98. The note will be secured by a pledge of 32 million newly issued Empire common shares and the personal guarantee of Malcolm Bendall, Chief Executive Officer and shareholder of Empire Energy. Prepayments of AU$2.3 million were made in July 2008 to contractors to transport drilling equipment to Tasmania and begin work on the first well.

The terms of the MOU further provide that Smart Win will have the option during drilling of one well or until approximately October 15, 2008 to enter into a joint venture with Empire Energy and GSLM for up to 50% ownership of the exploration and development rights within SEL 13/98 for an investment of up to AUD$45 million. The parties agreed to negotiate in good faith to complete the terms of a definitive joint venture and operating documents as soon as reasonably practicable, but no later than October 15th 2008. During the period of negotiation of the definitive JV agreement, Empire will not raise capital to use for the project under SEL 13/98.

Should Smart Win elect to execute the joint venture, the Note would be cancelled as part of the AUD$45 million investment. Should Smart Win elect to opt out of the joint venture, the Note would be repayable by Empire or the Guarantor in quarterly payments over a period of two years.

Smart Win has the right to conduct, at its own expense, full due diligence on the Project, GSLM, Empire Energy and such other companies and matters as far as they are related to GSLM and the Project. Empire will have the right to receive unequivocal proof that Smart Win has the contracted support of its JV partners, giving it the capacity and means to fulfill its obligations under the Joint Venture.

Senior Secured Note

In conjunction with the MOU, on July 17, 2008, Empire Energy, along with GSLM, signed a Senior Secured Note with Smart Win, under which the company may borrow up to AUD$5,000,000. Proceeds from the Note will be utilized to commence drilling for oil and gas on GSLM’s Tasmanian Basin license area SEL 13/98 and to fund GSLM operating costs in support of the exploration and drilling activity. The Note provides Smart Win the right to jointly agree that expenditures of proceeds of the Note apply to SEL 13/98. As stated in the MOU, Smart Win has agreed at signing to certain initial disbursements required to mobilize the drill rig, support GSLM operations and facilitate operation of the drilling program. Prepayments of AUD$2.3 million were made in July 2008 to the drilling contractors to transport equipment to Tasmania and begin work on the first well.

The Note earns no interest and is secured by a pledge by Empire of 32 million newly issued shares of Empire common stock held in trust and the personal guarantee of Malcolm Bendall, Chief Executive Officer of Empire. The Note matures with the decision by Smart Win of its option to enter the joint venture agreement with GSLM regarding SEL 13/98, expected approximately October 15, 2008. If Smart Win executes the joint venture agreement, the Note is cancelled and becomes part of their investment in the joint venture. If Smart Win does not execute the joint venture agreement, the note begins to accrue interest at a rate of libor plus one percent, not to exceed 6% per annum, and becomes repayable in quarterly installments over a period of two years. If necessary, the Note can be repaid by Empire, GSLM, the guarantor, transfer of the collateral shares or any combination.

Item 2.	Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Limited and Expedia Limited. We also own approximately 38% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis of control established by a voting agreement with another substantial shareholder who is also a director of Empire. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity. Cyber held our investment in Zeehan Zinc limited, a Tasmanian mining company which we sold in 2007. Expedia held our investment in certain technology licenses that were rescinded in 2007. Pacific Rim Foods has interests in the Chinese shelf stable foods industry.

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. According to independent consulting firm RPS Energy, this license area holds prospective oil resources of 67 to 145 million barrels and prospective natural gas resources of from 347 to 799 billion cubic feet. These resources have a current value of from $7 to $15 billion. Pending the raising of necessary funds, Empire plans to commence drilling for these resources no later than September of this year. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure as defined under contract which the directors believe meets its expenditure obligations under the license conditions. The conditions require scheduled reported expenditure of AUD $21.5 million (US $20.67 million), by September 2009. The company has claimed reported cumulative expenditure to date of AUD $37.5 million (US $36.05 million), exceeding the license conditions.

Terrex Seismic recently completed an AUD $4.4 million seismic survey which was a continuation of the approximately AUD $2.23 million 2006 program. In the 2001 survey, we acquired 660 line kilometers of survey. A total of 1149 line kilometers have been acquired. These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures, the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas. In addition we have entered an application for addition exploration area in Tasmania that, if granted, would nearly double our total exploration area to approximately 30,000 km2 (65 million acres).

In July, with the guarantee of our Chief Executive Officer, we obtained a secured loan in the amount of AU$5 million to pursue the drilling program on SEL 13/98. Initial draw on this loan of approximately AU$2.7 million allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note is expected to fund the drilling program and complete at least the first well. In conjunction with this note, we agreed to a memorandum of understanding that could bring up to AU$45 million to the drilling program in exchange for up to a 50% interest in the license property. This additional funding should allow drilling of up to an additional 14 wells over the coming year.

We have analyzed the data collected over the past thirty years, have selected prospective sites, arranged a drilling contractor, arranged interim funding and are aggressively pursuing additional funding to drill wells on these sites as well as continue to expand the seismic and other technical knowledge on this license area.

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

During the quarter ended June 30, 2008, the combined Company generated no revenue. The combined Company generated an operating loss of $2,081,000 primarily by incurring GSLM exploration expenses of $201,000 and general & administrative expenses of $1,880,000, including legal, accounting, auditing, consulting and public relations expenses required to pursue funding and GSLM exploration activities. During the quarter ended June 30, 2007, the Company also generated no revenue. The Company generated an operating loss of $2,885,000 primarily by incurring exploration expenses of $1,809,000 and general and administrative expenses of $1,076,000, primarily legal, accounting, auditing and consulting expenses required to pursue funding and GSLM exploration activities. In order to conservatively estimate the recoverability of notes receivable by Pacific Rim in the amount of $239,000 and of prepayments by Pacific Rim for product purchases in the amount of $520,000, management had recorded a reserve for losses and impairments in the amount of $754,000 at June 30, 2008, a reduction of $50,000 during the quarter ended June 30, 2008.

During the six months ended June 30, 2008, the combined Company generated no revenue. The combined Company generated an operating loss of $4,384,000 primarily by incurring GSLM seismic and exploration expenses of $889,000 and general & administrative expenses of $3,495,000, primarily personnel, consulting and legal required to pursue funding and planning for GSLM exploration activities and oversee the seismic and gravity evaluation work. During the six months ended June 30, 2007, the Company also generated no revenue. The Company generated an operating loss of $4,509,000 primarily by incurring exploration expenses of $2,622,000 and general and administrative expenses of $1,888,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

Liquidity and Capital Resources

On June 30, 2008, the Company had $242,000 in cash, $27,000 in prepayments of exploration costs and other expenses, $5,000 in receivables and $4,311,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $943,000 in long-term debt. Approximately $4 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the six months ended June 30, 2008 was $3,172,000 compared to $3,890,000 for the six months ended June 30, 2007. Cash used by investing activities was $38,000 during the six months ended June 30, 2008. Cash provided in investing activities during the six months ended June 30, 2007 was $3,777,000. Net cash provided in financing activities during the six months ended June 30, 2008 was $2,147,000, primarily convertible loans from a director and a $300,000 minority investment into Pacific Rim. Net cash provided by financing activities was $166,000, including $259,000 received as equity invested in the Pacific Rim subsidiary, reduced by repayment of notes payable during the six months ended June 30, 2007. Additional financing will be needed during 2008 to continue to develop the license property and pursue the company’s business plan.

Our subsidiary, Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry, notably through the investment in corn canneries, distributed under one of the oldest brand names in China. We have an economic interest of 38% and by means of a voting agreement, have a controlling interest (75%) in Pacific Rim Foods. We currently are pursuing a suitable public entity that we may roll Pacific Rim Foods Limited into, therefore potentially giving the option of Empire to liquidate it’s position in Pacific Rim Foods for the purpose of financing the oil and exploration project if necessary.

In July, with the guarantee of our Chief Executive Officer, we obtained a secured loan in the amount of AU$5 million to pursue the drilling program on SEL 13/98. Initial draw on this loan of approximately AU$2.7 million allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note is expected to fund the drilling program and complete at least the first well. In conjunction with this note, we agreed to a memorandum of understanding that could bring up to AU$45 million to the drilling program in exchange for up to a 50% interest in the license property. This additional funding should allow drilling of up to an additional 14 wells over the coming year.

Off Balance Sheet Arrangements

Empire Energy has no off-balance sheet arrangements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not required by smaller reporting companies.

Item 4.	Controls and Procedures.

Item 4T.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed by the Company in reports that it files under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective as of June 30, 2008, March 31, 2008 and December 31, 2007. Our report at March 31, 2008 that controls were effective was an administrative error. As reported on Form 10KSB filed for the year ended December 31, 2007, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office. The company has not added personnel to alleviate this material weakness but compensates through additional reconciliation of material accounts and independent review.

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

During the three months ended March 31, 2008, the company issued 6,755,800 shares of common stock to a former executive and an attorney in settlement of an employment contract and a consulting agreement and 8,000,000 shares as settlement of liabilities and expenses incurred in conjunction with the sale of the investment in Zeehan Zinc Limited common stock in 2007. Shares were valued at market price on the date the liability was determined.

During the three months ended June 30, 2008, the company issued 8,391,000 shares of common stock to acquire public and investor relations services and 548,732 to settle trade debt. Shares were valued at market price on the date the liability was determined or settlement was agreed.

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

Empire Energy Corporation International

August 19, 2008	By:	/s/ Malcolm R. Bendall
Malcolm R. Bendall Chief Executive Officer

August 19, 2008	By:	/s/ Graham Rogers
Graham Rogers Chief Financial Officer