Form 10-Q
period 2008-09-30
EMPIRE ENERGY CORP
filed 2008-11-19
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

   Large accelerated filer  ☐

Accelerated filer  ☐

   Non-accelerated filer   ☐

Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐     No  ☒

The issuer had 255,262,142 shares of its Class A Common Stock issued and 247,762,142 shares outstanding, 100,874 shares of its Class B Common Stock issued and outstanding, and 100,874 shares of paired convertible Exchange shares issued and outstanding as of September 30, 2008, the latest practicable date before the filing of this report.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

September 30, 2008

(Unaudited)

		(Restated)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,149	$1,228,903
Receivables net of impairment of $183,650	110,508	4,345
Prepayments	3,245,304	45,894
Inventory Advances net of impairment of $520,020	—	—
TOTAL CURRENT ASSETS	3,639,961	1,279,142
MARKETABLE SECURITIES	1,503,586	143,666
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
OIL AND GAS PROPERTIES UNDER DEVELOPMENT	1,931,902	—
PROPERTY AND EQUIPMENT,
LESS ACCUMLATED DEPRECIATION OF $168,088	208,908	248,786
TOTAL ASSETS	$7,364,357	$1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,611,615	$2,036,764
Accrued Liabilities	—	161,768
Current portion of long term debt	2,480,464	640,086
Note payable	3,190,462	—
Accrued interest payable	288,592	—
TOTAL CURRENT LIABILITIES	7,571,133	2,838,618
LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	859,063
Long term debt	1,009,661	873,372
TOTAL LIABILITIES	8,580,794	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	1,046,213	819,689
STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 247,762,142 and 198,546,456 shares respectively outstanding	247,762	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,874 and 100,917shares respectively outstanding	101	101
Additional paid-in capital	32,595,016	26,110,171
Accumulated deficit during the development stage	(35,696,464)	(29,831,440)
Accumulated other comprehensive income (loss)	590,935	(116,526)

TOTAL STOCKHOLDERS’ EQUITY	(2,262,650)	(3,639,148)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,364,357	$1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	(Restated) 2007
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Selling, general & administrative	759,797	1,471,554
Exploration	305,997	165,250

TOTAL COSTS AND EXPENSES	1,065,794	1,636,804

LOSS FROM OPERATIONS	(1,065,794)	(1,636,804)

OTHER INCOME (EXPENSE)
Minority interest	1,017	5,312
Interest (expense)	(80,407)	(194,026)

LOSS BEFORE INCOME TAXES	(1,145,184)	(1,825,518)
INCOME TAXES	—	—

NET LOSS	$(1,145,184)	$(1,825,518)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0049)	$(0.0099)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	233,170,150	183,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

		(Restated)	(Restated) March 15, 1995 (Inception) to September 30,
	2008	2007	2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	4,254,672	3,318,072	21,574,784
Exploration	1,195,446	2,786,755	10,342,317
Gain on equipment sale	—	—	(27,289)

TOTAL COSTS AND EXPENSES	5,450,118	6,104,827	31,889,812

LOSS FROM OPERATIONS	(5,450,118)	(6,104,827)	(31,889,812)

OTHER INCOME (EXPENSE)
Gain (Loss) on disposition of investment	—	1,142,834	(1,723,168)
Loss on Zeehan equity investment	—	—	(729,000)
Other income	—	2,472	156,807
Minority interest	73,476	19,721	660,035
Interest (expense)	(488,382)	(684,975)	(2,171,326)

LOSS BEFORE INCOME TAXES	(5,865,024)	(5,624,775)	(35,696,464)
INCOME TAXES	—	—	—

NET LOSS	$(5,865,024)	$(5,624,775)	$(35,696,464)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0268)	$(0.0291)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	218,810,543	193,045,588

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock – A	Common	Stock – B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Issuance of common stock: cash	1,000	1	—	—	745	—	—	746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996 (Restated)	1,000	1	—	—	745	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—	—	—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997 (Restated)	60,000	60	—	—	446,483	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139	—	—	86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—	—	—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998 (Restated)	198,688	199	—	—	1,390,538	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70	—	—	328,899	—	—	328,969
Net loss	—	—	—	—	—	—	(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999 (Restated)	268,269	269	—	—	1,719,437	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000 (Restated)	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2000 (Restated)	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348	—	—	1,174,477	—	—	1,174,825
Issuance of common stock: services	23,317	23	—	—	67,863	—	—	67,886
Issuance of common stock: bonus issue	51,911,055	51,911	—	—	(51,911)	—	—	—
Net loss	—	—	—	—	—	—	(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001 (Restated)	52,610,040	52,610	—	—	3,198,170	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609	—	—	590,642	—	—	591,251
Issuance of common stock: services	3,955,125	3,955	—	—	530,778	—	—	534,733
Stock issuance costs	—	—	—	—	(44,109)	—	—	(44,109)
Net loss	—	—	—	—	—	—	(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002 (Restated)	57,174,165	57,174	—	—	4,275,481	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029	—	—	607,613	—	—	608,642
Issuance of common stock: services	3,955,125	3,955	—	—	2,119,156	—	—	2,123,111
Stock issuance costs	—	—	—	—	(286,040)	—	—	(286,040)
Net loss	—	—	—	—	—	—	(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003 (Restated)	62,158,054	62,158	—	—	6,716,210	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247	—	—	159,926	—	—	160,173
Issuance of common stock: services	21,928	22	—	—	16,238	—	—	16,260
Stock issuance costs	—	—	—	—	2,007	—	—	2,007
Net loss	—	—	—	—	—	—	(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004 (Restated)	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at Dec 31, 2004 (Restated)	62,426,782	62,427	—	—	6,894,381	(416,555)	(9,018,551)	(2,478,298)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at Jan 1, 2005 (Restated)	62,426,782	62,427	—	—	6,894,381	(416,555)	(9,018,551)	(2,478,298)

Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—

Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—

Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—

Reverse Acquisition of GSLM (Restated)	8,747,012	8,747	105,857	106	(222,102)	—	—	(213,249)

Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—

Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000

Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600

Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)

Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at Dec 31, 2005 (Restated)	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at Jan 1, 2006 (Restated)	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature, convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Warrants Issued: Wind City put option	—	—	—	—	2,655,000	—	—	2,655,000
Net loss for period	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at Dec 31, 2006 (Restated)	198,878,921	198,879	101,782	102	26,543,332	(473,561)	(19,946,878)	6,321,874
Conversion of Class B stock into Class A	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for service	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in rescission of Batego license	(15,000,000)	(15,000)	—	—	(2,985,000)	—	—	(3,000,000)
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Note payable assumed interest (Restated)	—	—	—	—	250,000	—	—	250,000
Marketable securities, mark to market	—	—	—	—	—	(29,364)	—	(29,364)
Net loss for the period (Restated)	—	—	—	—	—	—	(9,884,562)	(9,884,562)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)

Balance at Dec 31, 2007 (Restated)	198,546,456	198,546	100,917	101	26,110,171	(116,526)	(29,831,440)	(3,639,148)
Conversion of Exchangeco shares for common stock	43	—	(43)	—	—	—	—	—
Restricted shares issued in exchange for services	33,705,800	33,706	—	—	4,486,344	—	—	4,520,050
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511	—	—	1,268,156	—	—	1,276,667
Foreign currency translations	—	—	—	—	—	630,410	—	630,410
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	77,051	—	77,051
Net loss for the period	—	—	—	—	—	—	(5,865,024)	(5,865,024)
Balance Sept 30, 2008	247,762,142	247,762	100,874	101	32,595,016	590,935	(35,696,464)	(2,262,650)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	(Restated) 2007	(Restated) March 15, 1995 (Inception) to Sep 30, 2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,865,024)	(5,624,775)	(35,696,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services	1,970,050	—	9,242,068
Depreciation	69,000	32,712	158,770
Loss on disposal of fixed assets	—	—	207
Loss on equity investment	—	—	729,000
Loss on sale of Zeehan stock	—	—	1,723,168
Stock options issued for services	(105,466)	351,040	674,680
(Gain) Loss on disposition of investment	—	(1,142,834)	—
Minority interest	(73,476)	(19,721)	(294,528)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(106,163)	85,327	(214,978)
(Increase) Decrease in prepaid expenses	(679,410)	1,883,020	(590,836)
(Increase) Decrease in payables	(173,093)	(265,064)	4,155,629

NET CASH USED IN OPERATING ACTIVITIES	(4,963,582)	(4,700,295)	(20,113,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale	—	4,500,000	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	(29,122)	(505,949)	(2,057,997)
Investment in oil and gas properties under development	(1,931,902)	—	(1,931,902)
Proceeds of sale of property and equipment	—	—	1,741,967
Investment in marketable securities	(8,978)	(186,657)	(197,014)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,970,002)	3,807,394	4,994,138

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Net proceeds from borrowings	5,049,208	—	11,537,177
Proceeds from issuance of shares	—	—	6,422,838
Principal payments on notes payable	(20,788)	(93,296)	(4,127,573)
Proceeds from the sale of equity in subsidiary	300,000	259,000	1,340,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,328,420	165,704	14,845,041

EFFECT OF EXCHANGE RATE CHANGES ON CASH	630,410	105,756	558,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(944,754)	(621,441)	284,149
CASH AND CASH EQUIVALENTS – beginning of period	1,228,903	1,457,267	—

CASH AND CASH EQUIVALENTS – end of period	284,149	835,826	284,149

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	(Restated) 2007	(Restated) March 15, 1995 (Inception) to Sep 30, 2008
	$	$	$
CASH PAID FOR:
Taxes	—	—	—
Interest	19,755	369,509	534,715

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Prepaid expense paid with Empire stock	2,550,000	—
Acquisition of marketable securities with Empire stock	1,276,667	—
Debt settled with Empire stock	842,810	—

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

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

During 2002, EEGC sold most of its oil and gas properties and entered into an agreement to acquire Great South Land Minerals (“GSLM”). Effective April 12, 2004, EEGC changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares from 50 million to 100 million and effected a 1 for 10 reverse stock split. During 2003 and 2004, EEGC sold all properties, settled some debts and pursued the acquisition of GSLM, which was completed April 7, 2005. In August 2005, EEGC further increased its authorized shares from 100 million to 300 million.  In November of 2007, the shareholders increased the authorized stock from 300 million to 600 million.

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

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated on consolidation.  Equity of non-controlling shareholders of subsidiaries, other than the Company, is included on the financial statements as Minority interest on the balance sheet.  Change in minority interest is included in the statement of operations. No gain or loss is reported by the Company on the receipt of proceeds of from sale of minority equity interests.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

Gas and Oil Properties: The Company follows the full cost method of accounting for gas and oil properties, prescribed by the SEC. Under the full cost method, all acquisition, exploration, and development costs are capitalized. The Company capitalizes directly identifiable costs associated with such activities.  All capitalized costs of gas and oil properties, including the estimated future costs to develop proved reserves, are amortized on the units-of-production method using estimates of proved reserves. The costs of unproved properties are excluded from amortization until the properties are evaluated. The Company reviews all of its unevaluated properties quarterly to determine whether or not and to what extent proved reserves have been assigned to the properties and otherwise if impairment has occurred. Unevaluated properties are assessed individually when individual costs are significant. No costs have been capitalized in previous quarters due to the quarterly evaluation of the identified properties.

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

During the third quarter of 2006, the investment in Zeehan shares was reduced to below 20% of total outstanding shares and the Company converted to the cost method of accounting for this investment. Under this method the investment is valued at cost until a transaction occurs. The proportionate share of the results of operations is no longer reported periodically.  This investment was sold in its entirety in December 2007.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration lease.

•	Current liabilities of $8,095,734 and current assets of $3,065,219 including cash or cash equivalents of $284,149 at September 30, 2008.

The exploration license SEL 13/98 has been renewed effective 1 October 2004, and has strict mandatory cumulative expenditure requirements of $3,508,226 by 30 September 2005, $5,491,906 by 30 September 2006, $8,644,122 by 30 September 2007, $12,933,345 by 30 September 2008 and $14,122,241 by 30 September 2009 without which the license may be revoked at the discretion of the Minister, Resources and State Development.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

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

As a consequence of the submission, in January 2007, the Director of Mines responded and advised “that subject to an agreement being reached on your on-ground work program, I will be prepared to recommend to the Minister that the revocation of your license not to proceed.

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
•

Empire arranged an AUD $5,000,000 Loan, guaranteed by the CEO, in July 2008 to fund the drilling program and company operations. Empire prepaid AUD$2.3 million to the drilling contractor in July 2008 to mobilize equipment and begin drilling operations.   A dispute has arisen with the lender however and the last advance due of $1.1AUD has not been made as requested.

•	Empire is negotiating a joint venture agreement that could bring up to AUD $45 million in investment to SEL 13/98 to fund the drilling program and support company operations.
•	Empire issued 17 million shares to individuals as compensation to provide prospective legal and construction services.

The directors have reviewed the cash flow requirements necessary to meet the company’s exploration expenditure commitments and consider that the following actions will ensure that the company has access to sufficient funds.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

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

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at September 30, 2008 and 2007 reduces the net deferred tax assets to $0.

NOTE 3 – RECEIVABLES AND INVENTORY ADVANCES

The collectability of receivables and prepaid purchase orders is assessed and an allowance is made for any doubtful accounts. Receivables of $189,013 and prepaid purchase orders of $520,020 at September 30, 2008 have been reduced by an allowance of $703,720. Assessment of the reserve for losses was in part determined conservatively in consideration of uncertainty of information in the Pacific Rim subsidiary.

NOTE 4 – SHAREHOLDERS EQUITY AND RELATED PARTY

In February 2008, the Chairman of the board of Directors resigned his position. He and the Company agreed to allow the Option agreement regarding Special Exploration License 5/2005 to expire without exercise of the options and the Company paid his accrued fees and expenses.

In February 2008, the Chief Executive Officer resigned his positions as officer and director. The Company paid his accrued wages and expenses and issued 6,315,800 common shares to settle contract entitlements and cancel options to purchase 18,574,079 shares of common stock valued in total at $1,600,000.

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

In August 2008, the company issued 17,000,000 shares to individuals as compensation for prospective legal and construction services.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

In August 2008, the Company issued 8,511,111 shares of common stock in exchange to acquire 7,660,000 shares of common stock of Libertas Capital, Ltd.

2008
No.
Issue of Class A common stock:
2008 conversion of shares from B stock	43
Shares issued to S.A. Sehsuvaroglu in contract settlement	6,315,800
Shares issued to World Technology and Trade Inc. for services	1,000,000
Shares issued to Kingdom Securities for share loan fee and penalty.	7,000,000
Shares issued to Attorney in contract settlement	450,000
Shares issued to Public/Investor Relations funding	8,390,000
Shares issued to settle Trade Debt	548,732
Shares issued for Construction and legal services	17,000,000
Shares issued to acquire Libertas Capital Ltd common stock	8,511,111

49,215,686

Issue of Class B Common stock:
2008 conversion of B shares into A shares	(43)

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

Items changed by this restatement are as follows:

	As Filed	Restated	Change
Consolidated Balance Sheet December 31, 2007
Additional Paid-in Capital	23,205,171	26,110,171	2,905,000
Accumulated deficit during development stage	(26,926,440)	(29,831,440)	(2,905,000)
Consolidated Statement of Operations for the Three Months Ended September 30, 2007
Loss from operations	(1,636,804)	(1,636,804)	—
Interest expense	(152,026)	(194,026)	(42,000)
Net loss	(1,783,518)	(1,825,518)	(42,000)
Net loss per share	(0.0097)	(0.0099)	(0.0002)
Consolidated Statement of Operations for the Nine Months Ended September 30, 2007
Loss from Operations	(6,104,827)	(6,104,827)	—
Interest Expense	(558,975)	(684,975)	(126,000)
Net Loss	(5,498,775)	(5,624,775)	(126,000)
Net Loss per common share	(0.0285)	(0.0291)	(0.0006)
Consolidated Statement of Operations for the period from inception to September 30, 2008
Gain (Loss) on sale of Zeehan stock	931,832	(1,723,168)	(2,655,000)
Interest Expense	(1,921,325)	(2,171,325)	(250,000)
Net loss	(32,791,464)	(35,696,464)	(2,905,000)
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007
Net Loss	(5,498,775)	(5,624,775)	(126,000)
Increase in payables	(391,064)	(265,064)	126,000
Net Cash used in operating activities	(4,700,295)	(4,700,295)	—
Consolidated Statement of Cash Flows for the period from Inception to September 30, 2008
Net loss	(32,791,464)	(35,696,464)	(2,905,000)
Loss (Gain) on sale of Zeehan stock	(931,832)	1,723,168	2,655,000
Increase in payables	4,680,230	4,430,230	250,000
Net cash used in operating activities	(19,013,941)	(19,013,941)	—

NOTE 6 –JOINT VENTURE AND DEVELOPMENT FINANCING

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

Under the terms of the MOU, Smart Win and Empire Energy entered into a senior secured note under which Smart Win will lend AUD$5,000,000.00 to Empire Energy to be used for the exploration and development of the oil, gas and helium resources of the Tasmania Basin within SEL 13/98. The note is secured by a pledge of 32 million newly issued Empire common shares and the personal guarantee of Malcolm Bendall, Chief Executive Officer and shareholder of Empire Energy. Prepayments of AU$2.3 million were made in July 2008 to contractors to transport drilling equipment to Tasmania and begin work on the first well and subsequent payments have been made for cost up to a total of AUD3.9 million. An additional AUD $1.1 million remains to be advanced but has not paid even though a request for the advance has been made.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

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

NOTE 7 – SUBSEQUENT EVENTS

Subsequent to September 30, 2008, the company has accrued approximately $1.6 million of additional contracted well drilling and standby changes in it well drilling program and continues to incur costs under its drilling program in excess of $10,000 per day.

Item 2.	Managements Discussion and Analysis or Plan of Operation

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Group Limited and Expedia Limited. We also own approximately 38% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis of control established by a voting agreement with another substancial shareholder who is also a director of Empire. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity. Cyber holds our initial investment in Zeehan Zinc Limited, a Tasmanian mining company which we sold in 2007. Expedia held our investment in certain technology licenses that were rescinded in 2007. Pacific Rim Foods has interests in the Chinese shelf stable foods and agriculture industries.

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. According to independent consulting firm RPS Energy, this license area holds prospective oil resources of 67 to 145 million barrels and prospective natural gas resources of from 347 to 799 billion cubic feet. These resources have a current value of from $7 to $15 billion. With the raising of funds from Smart Win Limited, Empire began drilling in September of this year.  The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure as defined under contract which the directors believe meets its expenditure obligations under the license conditions. The conditions require scheduled reported expenditure of AUD $21.5 million (US $17.65 million), by September 2009. The company has claimed reported cumulative expenditure to date of AUD $37.5 million (US $30.79 million), exceeding the license conditions.

Terrex Seismic completed an AUD $4.4 million seismic survey which was a continuation of the approximately AUD $2.23 million 2006 program. In the 2001 survey, we acquired 660 line kilometers of survey. A total of 1149 line kilometers have been acquired. These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures, the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas. In addition we have entered an application for addition exploration area in Tasmania that, if granted, would nearly double our total exploration area to approximately 30,000 km2 (65 million acres).

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

During August and September we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters.  However, we ran short of funds and since the initial rig was removed to make way for the deep drilling Hunt Energy rig, we have been unable to raise the necessary funds to get the Hunt rig on site to finish the project.  This includes the failure of SmartWin to advance the remaining AUD$1.1 million due under the AU$5 million Note.  We believe that this is the result of the global financial crisis and the apparent refusal of creditors to advance funds on almost any new projects and the failure of historic sources of those funding.  Management remains confident that this shortage of operating capital will ease very soon but there can be no guaranty that we will be able to finance the balance of our project at this juncture, while the current market conditions continue to affect credit facilities, which could cause the failure of our business. We have accrued approximately $1.6 million in additional drillings and standby charges since September 30, 2008 and continue to costs at a rate over $ 10,000 per day.

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

During the quarter ended September 30, 2008, the combined Company generated no revenue. The combined Company generated an operating loss of $1,066,000 primarily by incurring general & administrative expenses of $760,000, including legal, accounting, auditing, consulting and public relations expenses required to pursue funding and GSLM exploration activities. During the quarter ended September 30, 2007, the Company also generated no revenue. The Company generated an operating loss of $1,636,000 primarily by incurring exploration expenses of $165,000 and general and administrative expenses of $1,472,000, primarily legal, accounting, auditing and consulting expenses required to pursue funding and GSLM exploration activities. In order to conservatively estimate the recoverability of notes receivable by Pacific Rim in the amount of $189,000 and of prepayments by Pacific Rim for product purchases in the amount of $520,000, management had recorded a reserve for losses and impairments in the amount of $704,000 at September 30, 2008, a reduction of $50,000 during the quarter ended September 30, 2008.

During the nine months ended September 30, 2008, the combined Company generated no revenue. The combined Company generated an operating loss of $5,450,000 primarily by incurring GSLM seismic and exploration expenses of $1,195,000 and general & administrative expenses of $4,255,000, primarily personnel, consulting and legal required to pursue funding and planning for GSLM exploration activities and oversee the seismic and gravity evaluation work. During the nine months ended September 30, 2007, the Company also generated no revenue. The Company generated an operating loss of $6,105,000 primarily by incurring exploration expenses of $2,787,000 and general and administrative expenses of $3,318,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

Liquidity and Capital Resources

On September 30, 2008, the Company had $284,000 in cash, $3,245,000 in prepayments of exploration costs and other expenses, $111,000 in receivables and $7,571,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $1,010,000 in long-term debt. Approximately $4 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the nine months ended September 30, 2008 was $4,934,000 compared to $4,700,000 for the nine months ended September 30, 2007. Cash used by investing activities was $1,970,000 during the nine months ended September 30, 2008 primarily due to costs of drilling the first well. Cash provided in investing activities during the nine months ended September 30, 2007 was $3,807,000, primarily as a result of the 4,500,000 received from the sale of Zeehan Zinc shares. Net cash provided in financing activities during the nine months ended September 30, 2008 was $5,328,000, primarily convertible loans from a director and Smart Win Limited. Net cash provided by financing activities was $166,000, including $259,000 received as equity invested in the Pacific Rim subsidiary, reduced by repayment of notes payable during the nine months ended September 30, 2007. Additional financing will be needed during 2008 to continue to develop the license property and pursue the company’s business plan.

Our subsidiary, Pacific Rim Foods Ltd. has interests in the Chinese shelf stable foods industry, notably through the investment in corn canneries, distributed under one of the oldest brand names in China. We have an economic interest of 38% and by means of a voting agreement, have a controlling interest (75%) in Pacific Rim Foods. We currently have identified a suitable public entity that we are planning to merge Pacific Rim Foods Limited into, therefore potentially giving the option of Empire to liquidate it’s position in Pacific Rim Foods for the purpose of financing the oil and exploration project if necessary.

In July, with the guarantee of our Chief Executive Officer, we obtained a secured loan in the amount of AU$5 million to pursue the drilling program on SEL 13/98. Initial draw on this loan of approximately AU$2.7 million allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note is expected to fund the drilling program and complete at least the first well. The lender suspended funding under this note after providing AU$3.9 million. Leaving approximately AU$1.1 million unfounded while we have continued to incur contracted charges. In conjunction with this note, we agreed to a memorandum of understanding that, if reinstated, could bring up to AU$45 million to the drilling program in exchange for up to a 50% interest in the license property. This additional funding should allow drilling of up to an additional 14 wells over the coming year.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were not effective as of September 30, 2008, June 30, 2008, March 31, 2008 and December 31, 2007. Our report at March 31, 2008 that controls were effective was an administrative error. As reported on Form 10KSB filed for the year ended December 31, 2007, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office. The company has not added personnel to alleviate this material weakness but compensates through additional reconciliation of material accounts and independent review.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.

None

Item 1A.	Risk Factors.

Risk factors have not changed materially from those listed in the annual report Form 10-KSB filed April 10, 2008 for the year ended December 31, 2007.

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds.

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

During the three months ended September 30, 2008, the company issued 17,000,000 shares of common stock to individuals as compensation for legal and construction services to be provided.  The shares were valued at an agreed $0.15 per share consistent with market price at the time of the agreement.  The company also issued 8,511,111 shares of common stock to acquire an investment in common shares of Libertas Capital Ltd.  Shares were valued at market price on the date the agreement was completed.

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

Empire Energy Corporation International

November 19, 2008	By:	/s/ Malcolm R. Bendall
Malcolm R. Bendall Chief Executive Officer

November 19, 2008	By:	/s/ John Garrison
John Garrison Chief Financial Officer