Form 10-K/A
period 2007-12-31
EMPIRE ENERGY CORP
filed 2009-03-27
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB/A

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Name of small business issuer in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 College Blvd, Suite 240 Leawood, Kansas	66211
(Address of principal executive officers)	(Zip Code)

Issuer’s telephone number: (913) 663-2310

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Class A Common Stock, $.001 par value	Class B Common Stock, $.001 par value
(Title of Class)	(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.       .

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    X .     No       .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.       .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes        .     No   X .

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

Explanatory Note

Empire Energy Corporation International is filing this Amendment to its Annual Report on Form 10-KSB for the year ended December 31, 2007 (the “Annual Report”) to restate its financial statements for the year ended December 31, 2007 to correct errors identified during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below.  There was no net effect on cash provided by financing activities, cash used in operating or investing activities as a result of these errors.

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

During the fourth quarter 2007, when the note was repaid and the warrants cancelled, the gain of $2,655,000 on the sale of this Zeehan Zinc stock was recorded as income. Consistent with the reporting in 2007, this restatement removes this value of the put option from 2006 and records the gain from the sale of the Zeehan stock in 2007 when the transaction was executed.  Further, this restatement records additional interest expense of $250,000 in 2007 to reflect the value of the warrants issued to the lender as additional consideration related to the note payable.

In June 2007, the Company cancelled a license agreement and received in repayment all consideration paid for that license agreement.  The cancellation was recorded by exactly reversing the initial purchase transaction.  The recording of the cancellation has here been changed to report no gain or loss from cancellation of the license.  Zeehan Zinc shares returned to the company were recorded as an asset at market value.  Empire shares returned to the company were charged to capital and cancelled.

A discussion of the restatement is included in Note 6 to the financial statements included with this amendment. Changes have also been made to the following items in this amendment as a result of the restatement:

Part II

Item 5

Market for Common Equity and Related Stockholder Matters

Item 7

Financial Statements

This Amendment does not reflect events that have occurred after the filing date of the Annual Report on Form 10-KSB that the Company originally filed with the Securities and Exchange Commission, or modify or update the disclosures presented in the original Form 10-KSB, except to reflect the corrections described above.  Accordingly, this Form 10-KSB/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-KSB.

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

As a condition of agreement to the private placement sale of common shares of Pacific Rim Foods, the Company entered into an agreement on August 2, 2006 with a related party shareholder of Pacific Rim Foods to allow the Company to maintain voting control over Pacific Rim Foods, avoid potential Investment Company Act issues and establish and maintain consolidated operations.  The shareholder is a management company that is controlled by an individual that is a director of Empire and Director and CEO of Pacific Rim.  At December 31, 2006, Empire’s direct ownership of Pacific Rim was 47% and voting control was 88%.  At December 31, 2007, Empire’s direct ownership of Pacific Rim was 45% and the voting control was 83%.

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

Table 3

Claimed Special Exploration License 13/98 Expenditure to meet the License conditions for the period

2004 (year 5) to 2009 (year 10) including expenditure from 1998 to 2003 brought forward*

Year and quarter		Annual expenditure requirement (AUD $)	Cumulative expenditure requirements (AUD $)	Cumulative Mandatory expenditure (80%) (AUD $)	Actual Claimed expenditure (AUD $)	Actual Claimed expenditure (USD $)	Claimed Cumulative Expenditure (by year) (AUD $)
Year 1, 1998 – to Year 5—2004					$6,636,518	$5,818,434	$6,636,518
Year 6 License Requirements	AUD	$5,341,000	$5,341,000	$4,272,800	$17,981,424		$24,617,942
	USD	$4,682,615	$4,682,615	$3,746,092		$15,764,854	$21,583,288
1st quarter – Dec 04					$35,837	$31,419
2nd quarter – Mar 05					$—	$—
3rd quarter – Jun 05					$17,780,730	$15,588,899
4th quarter – Sep 05					$164,857	$144,535

Total for Year 6					$17,981,424	$15,764,854
Year 7 License Requirements	AUD	$3,020,000	$8,361,000	$6,688,800	$2,919,413		$27,537,355
	USD	$2,647,725	$7,330,340	$5,864,272		$2,559,537	$24,142,825
1st quarter – Dec 05					$208,570	$182,860
2nd quarter – Mar 06					$2,306,962	$2,022,583
3rd quarter – Jun 06					$149,464	$131,040
4th quarter – Sept 06					$254,416	$223,054

Total for Year 7					$2,919,413	$2,559,537
Year 8 License Requirements	AUD	$4,799,000	$13,160,000	$10,528,000	$8,961,762		$36,499,117
	USD	$4,207,427	$11,537,767	$9,230,213		$7,857,046	$31,999,871
4th quarter – Dec 06					$6,092,355	$5,341,350
1st quarter – Mar 07					$892,768	$782,716
2nd quarter – June 07					$1,168,718	$1,024,650
3rd quarter – Sep 07					$807,921	$708,329

Total for Year 8					$8,961,762	$7,857,046
Year 9 License Requirements	AUD	$6,530,000	$19,630,000	$15,752,000	$336,101		$36,835,218
	USD	$5,725,047	$17,210,210	$13,810,251		$294,670	$32,294,541
4th quarter – Dec 07					$336,101	$294,670
1st quarter – Marc 08					$-	$-
2nd quarter – June 08					$-	$-
3rd quarter Sept 08					$-	$-

Total for Year 9					$-	$-
Year 10 License Requirements	AUD	$1,810,000	$21,500,000	$17,200,000
	USD	$1,586,881	$18,849,695	$15,079,756
4th quarter – Dec 08					$-	$-
1st quarter – Mar 09					$-	$-
2nd quarter – June 09					$-	$-
3rd quarter Sept 09					$-	$-

Total for Year 10					$-	$-

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

•

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

Since we initially acquired our position in Pacific Rim, the company has issued additional shares, resulting in our ownership decreasing to 47.3% of the issued and outstanding shares as of March 28, 2007. In order to retain control of Pacific Rim, we entered into a voting agreement with an affiliate of Mr. Ballantyne giving us voting control over 92.6% of the presently issued and outstanding shares. Pacific Rim has issued certain securities with an option to convert into Pacific Rim common stock. If all holders of those securities elected to convert their securities into Pacific Rim common stock, our economic interest would decrease to 38.5% and our voting control to 75.5%. The substantial minority shareholder of Pacific Rim Foods is a management company that is controlled by an individual that is a director of Empire and a de facto agent for Empire.  In addition, Empire invested or loaned substantially all of the initial capital and working capital in Pacific Rim Foods, leaving Empire exposed disproportionately to the expected losses of Pacific Rim.  Accordingly Pacific Rim continues to be consolidated with Empire.

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

During 2007, the combined Company generated no revenue. The combined Company generated a loss of $8,162,062 by incurring general and administrative expenses of $5,533,444, primarily legal and consulting expenses required to maintain the corporate existence and pursue the license exploration and incurred $3,298,256 to pursue the Great South Land Minerals Limited exploration activities. During the year ended December 31, 2006, the Company also generated no revenue and reported an operating loss of $9,030,480, including general expense of 5,160,355 and exploration expense of $1,794,831.

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

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

Tad M. Ballantyne

Tad M. Ballantyne, was appointed as an independent member of the board of directors in October 2005 and serves as President of our subsidiary Pacific Rim since March 2006. Mr. Ballantyne has been CEO of Hoopeston Foods, Inc. since March of 2004. Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc., and is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., L.C. Thomson Inc., Jilin Jimei Foods, Ltd., Pacific Rim, and other companies engaged in manufacturing and food processing industries as well as real estate acquisition. During 2003, Texas Steel Partners Inc., a Texas-based steel foundry, filed for reorganization and was liquidated pursuant to a bankruptcy Chapter 7 conversion. Mr. Ballantyne was an officer and director and 50% shareholder of Texas Steel Partners. During the last 15 years, Mr. Ballantyne has been, on a global basis, in the business of acquiring and operating troubled companies or assets being divested by public and private companies. In addition, he has been both an officer and director of a public company, Amacan Resources Corporation, previously engaged in the oil and gas business on the production and refining side. He holds a Bachelor of Arts degree in business management from the University of Wisconsin.

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

Item 10.

Executive Compensation

Table 5

Summary Compensation Table for 2006 and 2005

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earrings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Malcolm Bendall Principal Executive Officer	2007	216,000	—	—	—	—	—	—	216,000
Principal Financial Officer	2006	157,704	—	939,000	215,333	—	—	—	1,312,037
S. A. Sehsuvaroglu Principal Executive Officer	2007	225,000	—	—	983,835	—	—	—	1,208,835

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

Table 6

Outstanding Equity Awards At December 31, 2007

(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Malcolm Bendall Principal Executive Officer Principal Financial Officer Named Executive Officer	4,000,000	0.18	31/12/2009

Table 7

Director Compensation For 2007

Name (a)	Directors Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Tad Ballantyne	—	—	(1)	(1)
Clive Burrett	—	—	(2)	(2)
John Garrison	—	—	(3)	(3)
Graham Rogers	—	—	(4)	(4)
Phil Simpson	—	—	(5)	(5)
S. A. Sehsuvaroglu	—	—	—	—
Michael Roberts	—	—	—	—

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

In December 2007, the company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited. Proceeds of this sale were used to repay the $4,000,000 floating rate note payable to Wind City, Inc. that had been called for early redemption by the lender.  To comply with the timing required to complete the sale transaction and note repayment, and to provide additional working capital to the company, Empire borrowed 9,000,000 shares of Zeehan stock from two entities. A current director is a beneficiary of one entity and the current CEO and director could be a control person of the other entity. Empire agreed to pay a total of 7,000,000 Empire shares as compensation for this loan of Zeehan shares.  The 7,000,000 Empire shares were issued to one entity in 2008 and were valued at the market price at the time of the loan was made.  The value of 5,000,000 Empire shares, $600,000, was accrued as a long term payable at the time of the sale of the Zeehan shares and recorded as a cost of the sale of those shares.  The remaining 2,000,000 Empire shares were issued as compensation for unexpected processing delays in the return of the borrowed Zeehan shares and were recorded as an expense when the settlement agreement was made with the lender and the shares issued in 2008.  Further Empire issued a note payable to the other entity for $518,013, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire.  In addition to the $600,000 cost of borrowing shares mentioned above, the company recorded $784,088 additional costs to intermediaries for a total transaction cost of $1,384,088.  The additional costs were paid by transferring 140,000 Zeehan shares, issuing 4,766,667 Empire shares in 2007, issuing 1,000,000 Empire shares in 2008 and paying $167,254 in cash in 2008.

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

10.13	Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Great South Land Minerals Limited and Empire Energy Corporation

10.14	Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Pacific Rim Foods Limited and Empire Energy Corporation

10.15	Stock Exchange Agreement between Empire Energy Corporation and Pacific Rim Foods, Ltd.

10.16	Voting agreements between Empire Energy Corporation and Mackay Limited Partnership regarding Pacific Rim Foods, Limited..

23.1	Consent of Anderson & Schwab Australia Limited dated April 14, 2006, incorporated by reference to Exhibit 10.8 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

23.2	Consent of UHY Haines Norton, Independent Registered Public Accounting Firm*

31	Rule 13a-14 Certification*

32	Section 1350 Certification*

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Empire Energy Corporation International

Leawood, Kansas

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International and its subsidiaries (the “Company”) (a development stage company) as of December 3!, 2007, and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s consolidated financial statements for the cumulative period from March 15, 1995 (date of inception) to December 31, 2007 are unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting, Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International and its subsidiaries as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses in recent years and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Notes 8, 12 and 15 to the consolidated financial statements, certain errors resulting in an understatement of previously reported net loss for the year ended December 31, 2007 and an overstatement of previously reported net assets as at December 31, 2006 were discovered during the 2008 year. Accordingly, to correct the errors, the 2007 financial statements have been restated and an adjustment relating to 2006 overstatement of net assets have been restated in the comparative balance as at December 31, 2006.

/s/ M.D. Nicholaeff

Partner

UHY Haines Norton

Chartered Accountants

April 8, 2008, except as to Notes 8, 12 and 15, which is March 26, 2009

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

December 31, 2007

	(Restated)	(Restated)
	December 31, 2007	December 31, 2006
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	1,228,903	1,457,267
Receivables net of impairment	4,345	94,605
Prepayments	45,894	1,951,181
Inventory Advances	—	520,020

TOTAL CURRENT ASSETS	1,279,142	4,023,073
MARKETABLE SECURITIES	143,666	157,677
EQUITY INVESTMENT IN ZEEHAN ZINC LTD.	—	3,012,956
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
INVESTMENT IN TECHNOLOGY LICENSE	—	3,925,000
PROPERTY AND EQUIPMENT, NET	248,786	1,359,554

TOTAL ASSETS	1,751,594	12,558,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	2,036,764	2,780,518
Accrued Liabilities	161,768	67,500
Current portion of long term debt	640,086	117,409

TOTAL CURRENT LIABILITIES	2,838,618	2,965,427
LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	859,063	212,011
Long term debt)	873,372	4,460,264

TOTAL LIABILITIES	4,571,053	7,689,556

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	819,689	951,830

STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 206,046,456 shares issued and 198,546,456 shares outstanding	198,546	198,879
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 101,917 and 103,386 shares respectively	101	102
Additional paid-in capital	24,387,671	24,138,332
Accumulated deficit during the development stage	(28,108,940)	(19,946,878)
Accumulated other comprehensive income (loss)	(116,526)	(473,561)

TOTAL STOCKHOLDERS’ EQUITY	(3,639,148)	3,916,874

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	1,751,594	12,558,260

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2007

	(Restated)		(Restated) (Unaudited)
	2007	2006	March 15, 1995 (Inception) to December 31, 2007
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	5,533,444	5,160,355	17,320,112
Exploration	3,298,256	1,794,831	9,146,871
Gain on equipment sale	(27,289)	—	(27,289)

TOTAL COSTS AND EXPENSES	8,804,411	6,955,186	26,439,694

LOSS FROM OPERATIONS	(8,804,411)	(6,955,186)	(26,439,694)
OTHER INCOME (EXPENSE)
Gain on sale of Zeehan shares	1,226,844	(1,227,512)	(668)
Other income	3,703	105,182	156,806
Loss on Zeehan’s equity investment	—	(698,000)	(729,000)
Minority interest	391,141	195,418	586,559
Interest (expense)	(979,339)	(450,382)	(1,682,944)

LOSS BEFORE INCOME TAXES	(8,162,062)	(9,030,480)	(28,108,940)
INCOME TAXES	—	—	—

NET LOSS	$(8,162,062)	$(9,030,480)	$(28,108,940)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0422)	$(0.0580)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	193,262,942	155,660,052

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Period From March 1995 (inception) Through December 31, 2007

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at March 15, 1995	—	—	—	—	—	—	—	—

Issuance of common stock: cash	1,000	1	—	—	745	—	—	746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	1,000	1	—	—	745	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—	—	—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	60,000	60	—	—	446,483	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139	—	—	86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—	—	—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	198,688	199	—	—	1,390,538	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70	—	—	328,899	—	—	328,969
Net loss	—	—	—	—	—	—	(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	268,269	269	—	—	1,719,437	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348	—	—	1,174,477	—	—	1,174,825
Issuance of common stock: services	23,317	23	—	—	67,863	—	—	67,886
Issuance of common stock: bonus issue	51,911,055	51,911	—	—	(51,911)	—	—	—
Net loss	—	—	—	—		—	(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	52,610,040	52,610	—	—	3,198,170	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609	—	—	590,642	—	—	591,251
Issuance of common stock: services	3,955,125	3,955	—	—	530,778	—	—	534,733
Stock issuance costs	—	—	—	—	(44,109)	—	—	(44,109
Net loss	—	—	—	—	—	—	(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	57,174,165	57,174	—	—	4,275,481	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029	—	—	607,613	—	—	608,642
Issuance of common stock: services	3,955,125	3,955	—	—	2,119,156	—	—	2,123,111
Stock issuance costs	—	—	—	—	(286,040)	—	—	(286,040
Net loss	—	—	—	—		—	(2,901,629)	(2,901,629
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528

Balance at June 30, 2003	62,158,054	62,158	—	—	6,716,210	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247	—	—	159,926	—	—	160,173
Issuance of common stock: services	21,928	22	—	—	16,238	—	—	16,260
Stock issuance costs	—	—	—	—	2,007	—	—	2,007
Net loss	—	—	—	—	—	—	(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	62,426,782	62,427	—	—	6,894,381	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(222,102)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature; convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Note Payable Interest Assumed	—	—	—	—	250,000	—	—	250,000
Net loss for year	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006 (Restated)	198,878,921	198,879	101,782	102	24,138,332	(473,561)	(19,946,878)	3,916,874

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT (Continued)

Period From March 1995 (inception) Through December 31, 2007

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Development Stage $	Total Stockholders’ Equity (Deficit) $
Balance at December 31, 2006 (Restated)	198,878,921	198,879	101,782	102	24,138,332	(473,561)	(19,946,878)	3,916,874
Conversion of Exchangeco shares for common stock	865	1	(865)	1	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in recession of Batego license agreement	(15,000,000)	(15,000)	—	—	(2,052,500)	—	—	(2,067,500)
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Marketable securities, unrealized loss	—	—	—	—	—	(29,364)	—	(29,364)
Net loss for year,	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007, (Restated)	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Comprehensive Net Loss, 2007 (Restated)							(7,805,027)

Comprehensive Net Loss, 2006							(9,246,572)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2007

	(Restated)		(Restated) (Unaudited)
	2007	2006	March 15, 1995 (Inception) to December 31, 2007
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,162,062)	(9,030,480)	(28,108,940)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment agreements	1,860,000	2,419,306	7,272,018
Stock options vested	456,506	323,640	780,146
Depreciation and impairment	21,450	33,722	89,770
Loss (gain) on disposition of investments	(1,226,844)	1,227,512	668
Loss on disposal of fixed assets	—	—	207
Loss on unconsolidated subsidiary	—	698,000	729,000
Change in minority interest	(391,141)	170,089	(221,052)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	90,260	(8,290)	(108,815)
(Increase) Decrease in prepaid expenses and other assets	2,425,305	(2,534,632)	58,574
Increase (Decrease) in payables	(845,983)	1,325,360	4,328,722

NET CASH USED IN OPERATING ACTIVITIES	(5,772,509)	(5,375,773)	(15,179,702)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan Zinc, Ltd. stock sales	7,413,552	105,532	7,519,084
Investment in China food brands	—	(80,000)	(80,000)
Purchase of property and equipment	(652,648)	(1,337,548)	(2,028,875)
Proceeds of sale of property and equipment	1,741,967	—	1,741,967
Investment in Marketable Securities	(15,353)	(172,683)	(188,036)

NET CASH USED IN INVESTING ACTIVITIES	8,487,518	(1,484,699)	6,964,140

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Proceeds from the sale of minority interests	259,000	781,741	1,040,741
Proceeds from issuance of notes payable	518,013	5,700,000	6,487,969
Principal payments on notes payable	(4,106,785)	—	(4,106,785)
Proceeds from the sale of common stock	—	2,031,000	6,422,838

NET CASH PROVIDED BY FINANCING ACTIVITIES	(3,329,772)	8,512,741	9,516,621

EFFECT OF EXCHANGE RATE CHANGES ON CASH	386,399	(201,086)	(72,156)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(228,364)	1,451,183	1,228,903
CASH AND CASH EQUIVALENTS – beginning of period	1,457,267	6,084	—

CASH AND CASH EQUIVALENTS – end of period	1,228,903	1,457,267	1,228,903

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2007

	2007	2006
CASH PAID FOR:
Taxes	—	—	—
Interest	369,509	616	514,992

	$	$
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Batego license acquired (returned) with Empire stock	(2,067,500)	3,000,000
Batego license acquired (returned) with Zeehan stock	(1,857,500)	925,000
Debt settled with Empire stock	—	2,423,034
New borrowing fees paid with Empire stock or warrants	572,000	1,047,173
Equipment acquired with debt	—	69,323

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

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant inter-company balances and transactions have been eliminated on consolidation. Equity of non-controlling shareholders of subsidiaries, other than the Company, is included on the financial statements as Minority interest on the balance sheet.  Change in minority interest is included in the statement of operations.  No gain or loss is reported by the Company on the receipt of proceeds or from sale of minority equity interests

We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co., and Expedia International and own 45% of Pacific Rim Foods, Ltd.  The substantial minority shareholder of Pacific Rim Foods is a management company that is controlled by an individual that is a director of Empire and a de facto agent for Empire.  In addition, Empire invested or loaned substantially all of the initial capital and working capital in Pacific Rim Foods, leaving Empire exposed disproportionately to the expected losses of Pacific Rim.  Accordingly Pacific Rim continues to be consolidated with Empire.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In December 2007, the FASB issued SFAS No. 141R (revised 2007), “Business Combinations.” Although this statement amends and replaces SFAS No. 141, it retains the fundamental requirements in SFAS No. 141 that (i) the purchase method of accounting be used for all business combinations; and (ii) an acquirer be identified for each business combination. SFAS No. 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control. This Statement applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including combinations achieved without the transfer of consideration; however, this Statement does not apply to a combination between entities or businesses under common control. Significant provisions of SFAS No. 141R concern principles and requirements for how an acquirer (i)recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (ii) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (iii) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 with early adoption not permitted. Management is assessing the impact of the adoption of SFAS No. 141R.

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

In December 2007, the company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited. Proceeds of this sale were used to repay the $4,000,000 floating rate note payable to Wind City, Inc. that had been called for early redemption by the lender.  This sale transaction was completed under significant time restraints that did not allow the company to meet the buyers share escrow requirements by delivering the Zeehan share certificates held by the company.  To comply with the timing required to complete the sale transaction, the company arranged transfer of Zeehan shares to the buyer from other Zeehan shareholders and immediately arranged transfer of the share certificates held by the company to those shareholders in repayment. In total, Empire borrowed 9,000,000 shares of Zeehan stock from two entities. A current director is a beneficiary of one entity and the current CEO and director could be a control person of the other entity. Empire agreed to pay a total of 7,000,000 Empire shares as compensation for this loan of Zeehan shares.  The 7,000,000 Empire shares were issued to one entity in 2008 and were valued at the market price at the time of the loan was made.  The value of 5,000,000 Empire shares, $600,000, was accrued as a long term payable at the time of the sale of the Zeehan shares and recorded as a cost of the sale of those shares.  The remaining 2,000,000 Empire shares were issued as compensation for unexpected processing delays in the return of the borrowed Zeehan shares and were recorded as an expense when the settlement agreement was made with the lender and the shares issued in 2008.  Further Empire issued a note payable to the other entity for $518,013, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire.  In addition to the $600,000 cost of borrowing shares mentioned above, the company recorded $784,088 additional costs to intermediaries for a total transaction cost of $1,384,088.  The additional costs were paid by transferring 140,000 Zeehan shares, issuing 4,766,667 Empire shares in 2007, issuing 1,000,000 Empire shares in 2008 and paying $167,254 in cash in 2008.

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

Operating Lease Commitments

Future operating lease rentals at December 31, 2007 and 2006 not provided for in the financial statements are as follows:

2007
Expenditure required by year ended:	$
December 31, 2008	84,402
December 31, 2009	84,402

168,804

Rental expense was $117,949 and $80,838 during the year ended December 31, 2007 and 2006, respectively.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

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

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2007	2006
	$	$
Property under construction	—	1,310,372
Property and equipment	37,874	126,820
Less: accumulated depreciation	(99,088)	(77,638

Written down value	248,786	1,359,554

The expense for depreciation and impairment for year ended December 31, 2007 and 2006 was $21,450 and $33,722 accordingly.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	2007	2006
	$	$
Wind City Loan	—	4,100,000
Wind City Loan, fair value of warrants included	—	(250,000)
RAB Loan	819,700	610,174
Pacific Rim Loan	100,000	100,000
Bendall Trust Loan	518,013	—
Asset Purchase loan for vehicle, due monthly to 2011	75,745	69,353

	1,513,172	4,629,527
Less: current portion	(640,086)	(117,409)

Long term debt	873,372	4,512,118

The maturities of the Company’s long-term debts consist of the following:

Year Ending December 31,	2007
$
2008	640,086
2009	841,782
2010	15,025
2011	16,279
2012	—

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

This multipart financing arrangement was recorded in the financial statements in three components. The note payable was recorded as long-term debt of $4,000,000, payable in May 2008, discounted by $250,000 for the allocated value of related warrants.  The discount will be amortized to expense over the life of the note.  The note accrues interest payable quarterly at the rate of four percent over the Wall Street Journal prime rate. The put option was recorded when exercised in January 2007  recognizing a gain of  $2,655,000 based on the proceeds of $4,500,000 received in January less the carrying cost of the shares of Zeehan stock sold under the put of $1,845,000. The warrants were recorded as a credit to capital in the allocated amount of $250,000, based on the $270,000 calculated value of the warrants to purchase 60 million shares of Empire Common Stock at US$ 0.15 per share. The value was calculated using the Black Scholes method with an expected life of one year, volatility of 68%, dividend rate of 0% and a risk-free yield rate of 4.8%. In December 2007, the note payable to Wind City was fully paid and the warrants held by Wind City expired.

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

The following table summarizes information about stock options outstanding at December 31, 2007:

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

NOTE 12—MERGER WITH GREAT SOUTH LAND MINERALS LIMITED AND INVESTMENT IN PACIFIC RIM FOODS, LTD.

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

ACQUISITION OF PACIFIC  RIM FOODS, LTD

In March 2006, Empire issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. The remaining initial shareholders of Pacific Rim are a director of Empire and a management company controlled by that director that contributed no initial or subsequent investment.  At the time of the acquisition, Pacific Rim Foods was newly created and had no assets or liabilities.  Empire provided an additional working capital loan in the amount of $300,000, which along with the 9 million shares represented the total assets of Pacific Rim Foods and qualified Empire as the primary beneficiary of Pacific Rim.  The $300,000 loan is the only asset of Empire that is subject to the claims of creditors of Pacific Rim Foods.  The shares are a primary asset of Pacific Rim Foods and are intended to be used to acquire operations and facilities. In 2006, Pacific Rim Foods transferred 1,500,000 of the shares to a management company controlled by an individual that is a Director of Empire and the Director and CEO of Pacific Rim  and recorded the transfer of the shares as compensation for services in the amount of $225,000 in 2006. At December 31, 2006 and 2007, 7,500,000 of the shares remained in the treasury of Pacific Rim Foods and were eliminated in consolidation.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

As a condition of agreement to the private placement sale of common shares of Pacific Rim Foods, the Company entered into an agreement on August 2, 2006 with a related party shareholder of Pacific Rim Foods to allow the Company to maintain voting control over Pacific Rim Foods, avoid potential Investment Company Act issues and establish and maintain consolidated operations.  The shareholder is a management company that is controlled by an individual that is a director of Empire and Director and CEO of Pacific Rim.  At December 31, 2006, Empire’s direct ownership of Pacific Rim was 47% and voting control was 88%.  At December 31, 2007, Empire’s direct ownership of Pacific Rim was 45% and the voting control was 83%.  Equity of shareholders other than Empire, including capital paid to directly acquire preferred and common shares of Pacific Rim, is included on the financial statements as Minority interest on the balance sheet and the change in this minority interest is included in the statement of operations.

TECHNOLOGY LICENSE

In June 2006, Empire acquired 100% of Expedia International Limited. This subsidiary entered into an agreement to license and promote certain nano-key technology. Cost of the license agreement was the issuance of fifteen million Empire common shares and transfer of five million Zeehan Zinc shares, valued at a total of $3,925,000. Expedia intended to negotiate a development agreement with Zeehan Zinc to employ this technology at the mine sites. This technology is still under development and is yet to be commercialized. In June 2007, the license agreement was cancelled to allow the company to refocus its resources and efforts on the oil and gas activities. The fee paid in 2006 was returned to the Company in 2007 and the Company recognized no gain or loss on the cancellation of the agreement and return of shares  to the Company.. The fifteen million Empire common shares were returned to the treasury and cancelled. The five million Zeehan Zinc shares were restored to investment at the market value when returned and were sold in December 2007.

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

NOTE 15 – RESTATEMENT OF PRIOR PERIODS

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

During the fourth quarter 2007, when the note was repaid and the warrants cancelled, the gain of $2,655,000 on the sale of this Zeehan Zinc stock was recorded as income. Consistent with the reporting in 2007, this restatement removes the value of the warrants granted that was recorded as a contribution to capital in December 2006 and reports this gain in January 2007 when the put was exercised.  Further, this restatement records additional interest expense of $250,000 in 2007 to reflect the value of the warrants issued to the lender as additional consideration related to the note payable.

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2007

In June 2007, the Company cancelled a license agreement and received in repayment all consideration paid for that license agreement.  The cancellation was recorded by exactly reversing the initial purchase transaction.  The recording of the cancellation has here been changed to report no gain or loss on the cancellation.  The ZeehanZinc shares returned to the company were recorded as an asset at market value.  The Empire  shares returned to the Company were charged to capital and cancelled.

Items changed by this restatement are as follows:

	As Filed	Restated	Change
Consolidated Balance Sheet December 31, 2006
Total Current Assets	6,678,073	4,023,073	(2,655,000)
Total Liabilities	7,939,556	7,689,556	(250,000)
Additional Paid-in Capital	26,543,332	24,138,332	(2,405,000)
Consolidated Balance Sheet December 31, 2007
Additional Paid-in Capital	23,205,171	24,387,671	1,182,500
Accumulated deficit during development stage	(26,926,440)	(28,108,940)	(1,182,500)
Consolidated Statement of Operations for the Year Ended December 31, 2007
Loss from Operations	(8,831,700)	(8,804,411)	27,289
Gain (Loss) on sale of Zeehan stock	2,159,344	1,226,844)	(932,500)
Interest Expense	(729,339)	(979,339)	(250,000)
Net Loss	(6,979,562)	(8,162,062)	(1,182,500)
Net Loss per common share	(0.0361)	(0.0422)	(0.0061)
Consolidated Statement of Operations for the period from inception to December 31, 2007
Loss from Operations	(26,466,983)	(26,439,694)	27,289
Gain (Loss) on sale of Zeehan stock	931,832	(668)	(932,500)
Interest Expense	(1,432,944)	(1,682,944)	(250,000)
Net loss	(26,926,440)	(28,108,940)	(1,182,500)
Consolidated Statement of Cash Flows for the Year Ended December 31, 2007
Net Loss	(6,979,562)	(8,162,062)	(1,182,500)
Gain (Loss) on sale of Zeehan stock	2,159,344	1,226,844	(932,500)
Increase in payables	(1,095,983)	(845,983)	250,000
Net Cash used in operating activities	(5,772,509)	(5,772,509)	—
Consolidated Statement of Cash Flows for the period from Inception to December 31, 2007
Net loss	(26,926,440)	(28,108,940)	(1,182,500)
Loss (Gain) on sale of Zeehan stock	(931,832)	668	932,500
Increase in payables	4,078,722)	4,328,722	250,000
Net cash used in operating activities	(15,179,702)	(15,179,702)	—

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE ENERGY CORPORATION INTERNATIONAL

By:	/s/ Malcom R. Bendall
Malcolm R. Bendall, Chief Executive Officer (Principal Executive Officer)

By:	/s/ John Garrison
John Garrison, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Malcom R. Bendall Malcolm R. Bendall	Chief Executive Officer and Director	March 26, 2009

/s/ John Garrison John Garrison	Chief Financial Officer and Director	March 26, 2009

/s/ Mark Callaway Mark Callaway	Director	March 26, 2009

/s/ Tad M. Ballantyne Tad M. Ballantyne	Director	March 26, 2009

/s/ Clive F. Burrett Clive F. Burrett	Director	March 26, 2009