Form 10-Q/A
period 2008-03-31
EMPIRE ENERGY CORP
filed 2009-03-27
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    X        No       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer .	Accelerated filer .
Non-accelerated filer .	Smaller reporting company X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes         No    X

The issuer had 220,812,299 shares of its Class A Common Stock issued and 213,362,299 shares outstanding, 100,874 shares of its Class B Common Stock issued and outstanding, and 100,874 shares of paired convertible Exchange shares issued and outstanding as of May 1, 2008, the latest practicable date before the filing of this report.

Transitional Small Business Format (check one);    Yes             No    X  .

Explanatory Note

Empire Energy Corporation International is filing this Amendment to its Quarterly Report on Form 10-Q for the three months ended March 31, 2008 (the “Quarterly Report”) to restate its financial statements for the three months ended March 31, 2008 to correct errors identified during a regulatory review of the Company’s financial statements and reflect certain corresponding changes described below.  There was no net effect on cash provided by financing activities, cash used in operating or investing activities or net capital as a result of these errors.

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

Part II

Item 5

Market for Common Equity and Related Stockholder Matters

Item 7

Financial Statements

Item 8a

Controls and Procedures

This Amendment does not reflect events that have occurred after the filing date of the Quarterly Report on Form 10-Q that the Company originally filed with the Securities and Exchange Commission, or modify or update the disclosures presented in the original Form 10-Q, except to reflect the corrections described above.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

March 31, 2008

	(Restated)	(Restated)
	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$463,582	$1,228,903
Receivables net of impairment of $283,700	5,219	4,345
Prepayments	40,947	45,894
Inventory Advances net of impairment of $520,020	—	—

TOTAL CURRENT ASSETS	509,748	1,279,142

MARKETABLE SECURITIES	112,855	143,666
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
PROPERTY AND EQUIPMENT, NET	236,937	248,786

TOTAL ASSETS	$939,540	$1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,362,897	$2,036,764
Accrued Liabilities	262,836	161,768
Current portion of long term debt	2,296,989	640,086

TOTAL CURRENT LIABILITIES	3,922,722	2,838,618

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	859,063
Long term debt	894,120	873,372

TOTAL LIABILITIES	4,816,842	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	731,315	819,689

STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 213,312,299 and 198,546,456 shares respectively outstanding	213,312	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,874 and 100,917 shares respectively outstanding	101	101
Additional paid-in capital	25,836,289	24,387,671
Accumulated deficit during the development stage	(30,494,568)	(28,108,940)
Accumulated other comprehensive income (loss)	(163,751)	(116,526)

TOTAL STOCKHOLDERS’ EQUITY	(4,608,617)	(3,639,148)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$939,540	$1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

		(Restated)	(Restated)
	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007	March 15, 1995 (Inception) to March 31, 2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,615,240	812,166	18,935,352
Gain on equipment sale	—		(27,289)
Exploration	687,970	812,373	9,834,841

TOTAL COSTS AND EXPENSES	2,303,210	1,624,539	28,742,904

LOSS FROM OPERATIONS	(2,303,210)	(1,624,539	(28,742,904)

OTHER INCOME (EXPENSE)
Gain on sale of Zeehan shares	—	2,655,000	(668
Loss on Zeehan’s equity investment	—	—	(729,000)
Other income	—	11,717	156,807
Minority interest	88,374	(9,919	674,933
Interest (expense)	(170,792)	(178,812	(1,853,736)

LOSS BEFORE INCOME TAXES	(2,385,628)	853,447	(30,494,568)
INCOME TAXES	—	—	—

NET INCOME (LOSS)	$(2,385,628)	$853,447	$(30,494,568)

NET INCOME (LOSS) PER COMMON SHARE:
Basic and diluted	$(0.0117)	$0.0043

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	203,446,059	198,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Issuance of common stock: cash	1,000	1			745			746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	1,000	1	—	—	745	—	—	746
Issuance of common stock: cash	59,000	59			53,977			54,036
Issuance of common stock: share premium					391,761			391,761
Net loss							(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	60,000	60	—	—	446,483	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139			86,318			86,457
Issuance of common stock: share premium					857,737			857,737
Net loss							(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	198,688	199	—	—	1,390,538	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70			328,899			328,969
Net loss							(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	268,269	269	—	—	1,719,437	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23			151,099			151,122
Net loss							(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Issuance of common stock: cash	348,214	348			1,174,477			1,174,825
Issuance of common stock: services	23,317	23			67,863			67,886
Issuance of common stock: bonus issue	51,911,055	51,911			(51,911)			—
Net loss							(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	52,610,040	52,610	—	—	3,189,317	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609			590,642			591,251
Issuance of common stock: services	3,955,125	3,955			530,778			534,733
Stock issuance costs					(44,109)			(44,109)
Net loss							(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	57,174,165	57,174	—	—	4,275,481	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029			607,613			608,642
Issuance of common stock: services	3,955,125	3,955			2,119,156			2,123,111
Stock issuance costs					(286,040)			(286,040)
Net loss							(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	62,158,054	62,158	—	—	6,716,210	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247			159,926			160,173
Issuance of common stock: services	21,928	22			16,238			16,260
Stock issuance costs					2,007			2,007
Net loss							(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	62,426,782	62,427	—	—	6,894,381	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29			(29)			—
Issuance of common stock: services	2,634,319	2,634			(2,634)			—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)				—
Reverse Acquisition of GSLM (Restated)	8,747,012	8,747	105,857	106	(222,102)			(213,249)
Issuance of common stock: contingency	2,490,000	2,490			(2,490)			—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500			5,962,500			6,000,000
Issuance of common stock: services	830,000	830			98,770			99,600
Net loss for year							(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223			498,500			504,723
Issuance of common stock: services	21,185,493	21,186			2,398,121			2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)				—
Issuance of common stock: Exchange for debt	19,360,774	19,361			1,895,665			1,915,026

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock – A	Common	Stock – B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Issuance of common stock: Cash	17,933,333	17,933			2,013,067			2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065			205,935			210,000
Issuance of common stock: exercise of options	450,000	450			2,835			3,285
Issuance of common stock: License	15,000,000	15,000			2,985,000			3,000,000
Beneficial conversion feature, convertible debenture	—	—			837,173			837,173
Vesting of Common Stock Options					323,640			323,640
Warrants Issued: Wind City Note discount					250,000			250,000
Net loss for period							(9,030,480)	(9,030480)
Marketable securities, unrealized loss						(15,006)		(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006(Restated)	198,878,921	198,879	101,782	102	24,138,332	(473,561	(19,946,878)	3,916,874
Conversion of Exchangeco shares for common stock	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in rescission of Batego license agreement	(15,000,000)	(15,000)	—	—	(2,052,500)	—	—	(2,067,500)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2008

(Unaudited)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399

Marketable securities, unrealized loss	—	—	—	—	—	29,364	—	29,364
Net loss for the year	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007(Restated)	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Exchange co shares for common stock	43	0	(43)	(0)	—	—	—	—
Stock Options re-issue in exchange for services	14,765,800	14,766	—	—	1,554,085	—	—	1,568,850
Foreign currency translations	—	—	—	—	—	(28,632)	—	(28,632)
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	(18,593)	—	(18,593)
Net loss for the period	—	—	—	—	—	—	(2,385,628)	(2,385,628)

Balance at March 31, 2008(Restated)	213,312,299	213,312	100,874	101	25,836,290	(163,751)	(30,494,568)	(4,608,617)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2008 and 2007

(Unaudited)

			(Restated)	(Restated)
	Note	2008	2007	March 15,1995 (Inception) to March 31, 2008
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(2,385,628)	853,447	(30,494,568)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		848,850	—	8,120,868
Depreciation		38,444	10,314	128,214
Loss on disposal of fixed assets		—	—	207
Stock options vested (forfeited)		(105,466)	—	674,680
Loss on unconsolidated subsidiary		—	—	729,000
Loss (gain) on sale of Zeehan stock		—	(2,655,000)	668
Minority interest		(88,374)	9,919	(309,426)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(874)	(292,326)	(109,689)
(Increase) Decrease in prepaid expenses		4,947	771,927	63,521
Increase (Decrease) in payables		(549,644)	(843,340)	3,779,078

NET CASH USED IN OPERATING ACTIVITIES		(2,237,745)	(2,145,059)	(17,417,447)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		—	4,500,000	7,519,084
Investment in brands		—	—	(80,000)
Purchase of property and equipment		(26,595)	(280,262)	(2,055,470)
Proceeds of sale of property and equipment		—	—	1,741,967
Investment in marketable securities		—	(4,941)	(188,036)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(26,595)	4,214,797	6,937,545

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142)
Net proceeds from borrowings		1,550,000	—	8,037,969
Proceeds from issuance of shares		—	—	6,422,838
Principal payments on notes payable		(22,349)	(101,654)	(4,129,134)
Proceeds from the sale of minority interests		—	9,000	1,040,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		1,527,651	(92,654)	11,044,272

EFFECT OF EXCHANGE RATE CHANGES ON CASH		(28,632)	134,019	(100,788)

NET INCREASE IN CASH AND CASH EQUIVALENTS		(765,321)	2,111,103	463,582
CASH AND CASH EQUIVALENTS – beginning of period		1,228,903	1,457,267	—

CASH AND CASH EQUIVALENTS – end of period		463,582	3,568,370	463,582

CASH PAID FOR:
Taxes		—	—	—
Interest		14,224	122,501	529,216

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with Empire stock		720,000	—

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

NOTE 6 – RESTATEMENT OF PRIOR PERIODS

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

	As Filed	Restated	Change
Consolidated Balance Sheet December 31, 2007
Additional Paid-in Capital	23,205,171	24,387,671	1,182,500
Accumulated deficit during development stage	(26,926,440)	(28,108,940)	(1,182,500)
Consolidated Balance Sheet March 31, 2008
Additional Paid-in Capital	24,653,789	25,836,289	1,182,500
Accumulated deficit during development stage	(29,312,068)	(30,494,568)	(1,182,500)
Consolidated Statement of Operations for the Three Months Ended March 31, 2007
Gain from Operations	(1,624,539)	(1,624,539)	—
Gain on Zeehan stock	—	2,655,000	2,655,000
Interest expense	(136,812)	(178,812)	(42,000)
Net Income (loss)	(1,759,493)	853,447	2,613,000
Net Income (loss) per share	(0.0088)	0.0043	0.0131
Consolidated Statement of Operations for the period from inception to March 31, 2008
Loss from Operations	(28,770,193)	(28,742,904)	27,289
Gain (Loss) on sale of Zeehan stock	931,832	(668)	(932,500)
Interest Expense	(1,603,736)	(1,853,736)	(250,000)
Net loss	(29,312,068)	(30,494,568)	(1,182,500)
Consolidated Statement of Cash Flows for the Three Months Ended March 31, 2007
Net Gain (Loss)	(1,759,553)	853,447	2,613,000
Loss (Gain) on sale of Zeehan stock	—	(2,655,000)	(2,655,000)
Increase in payables	(885,340)	(843,340)	42,000
Net Cash used in operating activities	(2,145,059)	(2,145,059)	—
Consolidated Statement of Cash Flows for the period from Inception to March 31, 2008
Net loss	(29,312,068)	(30,494,568)	(1,182,500)
Loss (Gain) on sale of Zeehan stock	(931,832)	668	932,500
Increase in payables	3,529,078	3,779,078	250,000
Net cash used in operating activities	(17,417,447)	(17,417,447)	—

Item 2. Management’s Discussion and Analysis Of Financial Condition and Results of Operations.

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Limited and Expedia Limited. We also own approximately 38% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis that Empire is the primary beneficiary of Pacific Rim and control is established by a voting agreement. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity. Cyber held our investment in Zeehan Zinc limited, a Tasmanian mining company which we sold in 2007. Expedia held our investment in certain technology licenses which were rescinded in 2007. Pacific Rim Foods has interests in the Chinese shelf stable foods industry.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were not effective as of March 31, 2008.  As reported on Form 10KSB filed for the year ended December 31, 2007, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office.  The company has not added personnel to alleviate this material weakness but compensates through additional reconciliation of material accounts and independent review.

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

Empire Energy Corporation International

March 26, 2009	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

March 26, 2009	By:	/s/ John Garrison
John Garrison Chief Financial Officer