Form 10-Q/A
period 2008-06-30
EMPIRE ENERGY CORP
filed 2009-03-27
CIK 788206

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

Yes      . No  X ..

The issuer had 229,751,031 shares of its Class A Common Stock issued and 222,251,031 shares outstanding, 100,874 shares of its Class B Common Stock issued and outstanding, and 100,874 shares of paired convertible Exchange shares issued and outstanding as of August 15, 2008, the latest practicable date before the filing of this report.

Transitional Small Business Format (check one); Yes      . No  X ..

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

I tem 5

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEETS

June 30, 2008

(unaudited)

	(Restated) June 30, 2008	(Restated) December 31, 2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$241,875	$1,228,903
Receivables net of impairment of $233,650	5,313	4,345
Prepayments	27,062	45,894
Inventory Advances net of impairment of $520,020	—	—

TOTAL CURRENT ASSETS	274,250	1,279,142

MARKETABLE SECURITIES	127,084	143,666
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
PROPERTY AND EQUIPMENT, NET	226,329	248,786

TOTAL ASSETS	$707,663	$1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,495,492	$2,036,764
Accrued Liabilities	288,275	161,768
Current portion of long term debt	2,527,298	640,086

TOTAL CURRENT LIABILITIES	4,311,065	2,838,618

LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	859,063
Long term debt	942,838	873,372

TOTAL LIABILITIES	5,253,903	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	1,047,229	819,689

STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 222,251,031 and 198,546,456 shares respectively outstanding	222,251	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,876 and 100,919 shares respectively outstanding	101	101
Additional paid-in capital	27,071,360	24,387,671
Accumulated deficit during the development stage	(32,828,779)	(28,108,940)
Accumulated other comprehensive income (loss)	(58,402)	(116,526)

TOTAL STOCKHOLDERS’ EQUITY	(5,593,469)	(3,639,148)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$707,663	$1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007

(Unaudited)

		(Restated)
	2008	2007
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	1,879,635	1,075,601
Exploration	201,479	1,809,132

TOTAL COSTS AND EXPENSES	2,081,114	2,884,733

LOSS FROM OPERATIONS	(2,081,114)	(2,884,733)

OTHER INCOME (EXPENSE)
Other income	—	32,033
Minority interest	(15,915)	24,328
Interest (expense)	(237,182)	(312,136)

LOSS BEFORE INCOME TAXES	(2,334,211)	(3,140,508)
INCOME TAXES	—

NET LOSS	$(2,334,211)	$(3,140,508)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0106)	$(0.0158)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	219,815,421	198,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Six Months Ended June 30, 2008 and 2007

(Unaudited)

			(Restated)
	Six Months Ended June 30, 2008	(Restated) Six Months Ended June 30, 2007	March 15, 1995 (Inception) to June 30, 2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	3,494,875	1,887,767	20,814,987
Gain on equipment sale	—	—	(27,289)
Exploration	889,449	2,621,505	10,036,320

TOTAL COSTS AND EXPENSES	4,384,324	4,509,272	30,824,018

LOSS FROM OPERATIONS	(4,384,324)	(4,509,272)	(30,824,018)

OTHER INCOME (EXPENSE)

Gain on sale of Zeehan stock	—	2,655,000	(668)
Loss on Zeehan’s equity investment	—	—	(729,000)
Other income	—	43,750	156,807
Minority interest	72,459	14,409	659,018
Interest (expense)	(407,974)	(490,948)	(2,090,918)

LOSS BEFORE INCOME TAXES	(4,719,839)	(2,287,061)	(32,828,779)
INCOME TAXES	—	—	—

NET LOSS	$(4,719,839)	$(2,287,061)	$(32,828,779)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0223)	$(0.0115)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	211,630,740	198,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Issuance of common stock: cash	1,000	1			745			746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	1,000	1	—	—	745	—	—	746
Issuance of common stock: cash	59,000	59			53,977			54,036
Issuance of common stock: share premium					391,761			391,761
Net loss							(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	60,000	60	—	—	446,483	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139			86,318			86,457
Issuance of common stock: share premium					857,737			857,737
Net loss							(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	198,688	199	—	—	1,390,538	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70			328,899			328,969
Net loss							(267,403)	(267,403
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	268,269	269	—	—	1,719,437	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36			137,205			137,241
Issuance of common stock: services	23,214	23			151,099			151,122
Net loss							(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348			1,174,477			1,174,825
Issuance of common stock: services	23,317	23			67,863			67,886
Issuance of common stock: bonus issue	51,911,055	51,911			(51,911			—
Net loss							(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	52,610,040	52,610	—	—	3,198,170	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609			590,642			591,251
Issuance of common stock: services	3,955,125	3,955			530,778			534,733
Stock issuance costs					(44,109)			(44,109)
Net loss							(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	57,174,165	57,174	—	—	4,275,481	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029			607,613			608,642
Issuance of common stock: services	3,955,125	3,955			2,119,156			2,123,111
Stock issuance costs					(286,040)			(286,040)
Net loss							(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	62,158,054	62,158	—	—	6,716,210	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247			159,926			160,173
Issuance of common stock: services	21,928	22			16,238			16,260
Stock issuance costs					2,007			2,007
Net loss							(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months							(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	62,426,782	62,427	—	—	6,894,381	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(222,102)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through June 30, 2008

(Unaudited)

	Common	Stock – A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated During the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399

Marketable securities, mark to market	—	—	—	—	—	(29,364)	—	(29,364)
Net loss for the year (restated)	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007 (Restated)	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Exchangeco shares for common stock	43	0	(43)	(0)	—	—	—	—
Restricted shares issued in exchange for services	16,705,800	16,706	—	—	1,953,344	—	—	1,970,050
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Foreign currency translations	—	—	—	—	—	76,717	—	76,717
Value of stock options forfeited	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	(18,593)	—	(18,593)
Net loss for the period	—	—	—	—	—	—	(4,719,839)	(4,719,839)

Balance at June 30, 2008 (Restated)	222,251,031	222,251	100,874	101	27,071,360	(58,402)	(32,828,779)	(5,593,469)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended June 30, 2008 and 2007

(Unaudited)

	Note	2008	(Restated) 2007	(Restated) March 15, 1995 (Inception) to June 30, 2008
		$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(4,719,839)	(2,287,061)	(32,828,779)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services		1,970,050	—	9,242,068
Depreciation		51,579	10,448	141,349
Loss on disposal of fixed assets		—	—	207
Stock options vested (forfeited)		(105,466)	—	674,680
Loss on unconsolidated subsidiary		—	—	729,000
Loss (gain) on sale of Zeehan stock		—	(2,655,000)	668
Minority interest		(72,459)	(14,409)	(293,511)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables		(968)	(161,746)	(109,783)
(Increase) Decrease in prepaid expenses		18,832	1,701,572	77,406
Increase (Decrease) in payables		(314,010)	(483,622)	4,014,712

NET CASH USED IN OPERATING ACTIVITIES		(3,172,281)	(3,889,818)	(18,351,983)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale		—	4,500,000	7,519,084
Investment in brands		—	—	(80,000)
Purchase of property and equipment		(29,122)	(538,382)	(2,057,997)
Proceeds of sale of property and equipment		—	—	1,741,967
Investment in marketable securities		(8,981)	(190,091)	(197,017)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		(38,103)	3,771,527	6,926,037

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs		—	—	(328,142
Net proceeds from borrowings		1,858,747	—	8,346,716
Proceeds from issuance of shares		—	—	6,422,838
Principal payments on notes payable		(12,108)	(92,849)	(4,118,893
Proceeds from the sale of minority interests		300,000	259,000	1,340,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES		2,146,639	166,151	11,663,260

EFFECT OF EXCHANGE RATE CHANGES ON CASH		76,717	114,913	4,561

NET INCREASE IN CASH AND CASH EQUIVALENTS		(987,028)	162,773	241,875
CASH AND CASH EQUIVALENTS – beginning of period		1,228,903	1,457,267	—

CASH AND CASH EQUIVALENTS – end of period		241,875	1,620,040	241,875

CASH PAID FOR:
Taxes		—	—	—
Interest		17,223	246,005	532,215

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with Empire stock		842,810	—

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

During the fourth quarter 2007, when the note was repaid and the warrants cancelled, the gain of $2,655,000 on the sale of this Zeehan Zinc stock was recorded as income Consistent with the reporting in 2007, this restatement removes the value of the warrants granted that was recorded as a contribution to capital in December 2006 and reports this gain in January 2007 when the put was exercised.  Further, this restatement records additional interest expense of $250,000 in 2007 to reflect the value of the warrants issued to the lender as additional consideration related to the note payable.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008 and 2007 (Unaudited)

	As Filed	Restated	Change
Consolidated Balance Sheet December 31, 2007
Additional Paid-in Capital	23,205,171	24,387,671	1,182,500
Accumulated deficit during development stage	(26,926,440)	(28,108,940)	(1,182,500)
Consolidated Balance Sheet June 30, 2008
Additional Paid-in Capital	28,793,860	27,071,360	(1,722,500)
Accumulated deficit during development stage	(34,551,279)	(32,828,779)	1,722,500
Consolidated Statement of Operations for the Three Months Ended June 30, 2007
Loss from operations	(2,884,733)	(2,884,733)	—
Gain on cancellation of license	1,142,804	—	(1,142,804)
Interest expense	(270,076)	(312,136)	(42,060)
Net loss	(1,955,704)	(3,140,568)	(1,184,864)
Net loss per share	(0.0098)	(0.0158)	(0.0060)
Consolidated Statement of Operations for the Six Months Ended June 30, 2007
Loss from Operations	(4,509,272)	(4,509,272)	—
Gain (Loss) on Zeehan shares	—	2,655,000	2,655,000
Gain on license sale	1,142,804	—	(1,142,804)
Interest Expense	(406,948)	(490,948)	(84,000
Net Loss	(3,715,257)	(2,287,061)	1,428,196
Net Loss per common share	(0.0187)	(0.0115)	0.0072
Consolidated Statement of Operations for the period from inception to June 30, 2008
Loss from Operations	(30,824,018)	(30,824,018)	—
Gain (Loss) on sale of Zeehan stock	(1,723,168)	(668)	(1,722,500)
Interest Expense	(2,090,918)	(2,090,918)	—
Net loss	(34,551,279)	(32,828,779)	1,722,500
Consolidated Statement of Cash Flows for the Six Months Ended June 30, 2007
Net Loss	(3,715,257)	(2,287,061)	1,428,196
Loss on Zeehan stock	—	(2,655,000)	(2,655,000)
Gain on recission of Batego license agreement	(1,142,804)	—	1,142,804
Increase in payables	(567,622)	(483,622)	84,000
Net Cash used in operating activities	(3,889,818)	(3,889,818)	—
Consolidated Statement of Cash Flows for the period from Inception to June 30, 2008
Net loss	(34,551,279)	(32,828,779)	1,722,500
Loss (Gain) on sale of Zeehan stock	1,723,168	668	(1,722,500)
Net cash used in operating activities	(18,351,983)	(18,351,983)	—

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

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Limited and Expedia Limited. We also own approximately 38% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis that Empire is the primary beneficiary of Pacific Rim and control is established by a voting agreement with another substantial shareholder who is also a director of Empire. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity. Cyber held our investment in Zeehan Zinc limited, a Tasmanian mining company which we sold in 2007. Expedia held our investment in certain technology licenses that were rescinded in 2007. Pacific Rim Foods has interests in the Chinese shelf stable foods industry.

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

Empire Energy Corporation International

March 26, 2009	By:	/s/ Malcolm R. Bendall
Malcolm R. Bendall Chief Executive Officer

March 26, 2009	By:	/s/ John Garrison
John Garrison Chief Financial Officer