Form 10-Q/A
period 2008-09-30
EMPIRE ENERGY CORP
filed 2009-03-27
CIK 788206

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

Large accelerated filer       .. Accelerated filer      ..

Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes      . No  X .

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED BALANCE SHEET

September 30, 2008

(Unaudited)

	(Restated)	(Restated)
	September 30,	December 31,
	2008	2007
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$284,149	$1,228,903
Receivables net of impairment of $183,650	110,508	4,345
Prepayments	3,245,304	45,894
Inventory Advances net of impairment of $520,020	—	—
TOTAL CURRENT ASSETS	3,639,961	1,279,142
MARKETABLE SECURITIES	1,503,586	143,666
EQUITY INVESTMENT IN CHINA FOOD BRANDS	80,000	80,000
OIL AND GAS PROPERTIES UNDER DEVELOPMENT	1,931,902	—
PROPERTY AND EQUIPMENT,
LESS ACCUMULATED DEPRECIATION OF $168,088	208,908	248,786
TOTAL ASSETS	$7,364,357	$1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Trade and other payables	$1,611,615	$2,036,764
Accrued Liabilities	—	161,768
Current portion of long term debt	2,480,464	640,086
Note payable	3,190,462	—
Accrued interest payable	288,592	—
TOTAL CURRENT LIABILITIES	7,571,133	2,838,618
LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	859,063
Long term debt	1,009,661	873,372
TOTAL LIABILITIES	8,580,794	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	1,046,213	819,689
STOCKHOLDERS’ EQUITY
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 247,762,142 and 198,546,456 shares respectively outstanding	247,762	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,874 and 100,917shares respectively outstanding	101	101
Additional paid-in capital	30,872,516	24,387,671
Accumulated deficit during the development stage	(33,973,964)	(28,108,940)
Accumulated other comprehensive income (loss)	590,935	(116,526)

TOTAL STOCKHOLDERS’ EQUITY	(2,262,650)	(3,639,148)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$7,364,357	$1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2008 and 2007

(Unaudited)

		(Restated)
	2008	2007
TOTAL REVENUES	$—	$—
COSTS AND EXPENSES
Selling, general & administrative	759,797	1,430,305
Exploration	305,997	165,250

TOTAL COSTS AND EXPENSES	1,065,794	1,595,555

LOSS FROM OPERATIONS	(1,065,794)	(1,595,555)

OTHER INCOME (EXPENSE)
Minority interest	1,017	5,312
Other Income		(41,278)
Interest (expense)	(80,408)	(194,027)

LOSS BEFORE INCOME TAXES	(1,145,185)	(1,825,548)
INCOME TAXES	—	—

NET LOSS	$(1,145,185)	$(1,825,548)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0049)	$(0.0097)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	233,170,150	183,878,921

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

		(Restated)	(Restated) March 15, 1995 (Inception) to September 30,
	2008	2007	2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	4,254,672	3,318,072	21,574,784
Exploration	1,195,446	2,786,755	10,342,317
Gain on equipment sale	—	—	(27,289)

TOTAL COSTS AND EXPENSES	5,450,118	6,104,827	31,889,812

LOSS FROM OPERATIONS	(5,450,118)	(6,104,827)	(31,889,812)

OTHER INCOME (EXPENSE)
Gain (Loss) on Zeehan shares	—	2,655,000	(668)
Loss on Zeehan equity investment	—	—	(729,000)
Other income	—	2,472	156,807
Minority interest	73,476	19,721	660,035
Interest (expense)	(488,382)	(684,975)	(2,171,326)

LOSS BEFORE INCOME TAXES	(5,865,024)	(4,112,609)	(33,973,964)
INCOME TAXES	—	—	—

NET LOSS	$(5,865,024)	$(4,112,609)	$(33,973,964)

NET LOSS PER COMMON SHARE:
Basic and diluted	$(0.0268)	$(0.0213)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	218,810,543	193,045,588

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

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at Jan 1, 2006 (Restated)	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature, convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Warrants Issued: Wind City put option	—	—	—	—	250,000	—	—	250,000
Net loss for period	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at Dec 31, 2006 (Restated)	198,878,921	198,879	101,782	102	24,138,332	(473,561)	(19,946,878)	3,916,874
Conversion of Class B stock into Class A	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for service	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in rescission of Batego license	(15,000,000)	(15,000)	—	—	(2,052,500)	—	—	(2,067,500)
Foreign currency translations	—	—	—	—	—	386,399	—	386,399

Marketable securities, mark to market	—	—	—	—	—	(29,364)	—	(29,364)
Net loss for the period (Restated)	—	—	—	—	—	—	(8,162,062)	(8,162,062)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through September 30, 2008

(Unaudited)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Gain (Loss)	Deficit Accumulated during the Development Stage	Total Stockholders’ Equity (Deficit)

Balance at Dec 31, 2007 (Restated)	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Exchangeco shares for common stock	43	—	(43)	—	—	—	—	—
Restricted shares issued in exchange for services	33,705,800	33,706	—	—	4,486,344	—	—	4,520,050
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511	—	—	1,268,156	—	—	1,276,667
Foreign currency translations	—	—	—	—	—	630,410	—	630,410
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	77,051	—	77,051
Net loss for the period	—	—	—	—	—	—	(5,865,025)	(5,865,025)
Balance Sept 30, 2008	247,762,142	247,762	100,874	101	30,872,516	590,935	(33,973,965)	(2,262,651)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	(Restated) 2007	(Restated) March 15, 1995 (Inception) to Sep 30, 2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,865,024)	(4,112,609)	(33,973,964)
Adjustments to reconcile net loss to net cash used in operating activities:
Share issues for services	1,970,050	—	9,242,068
Depreciation	69,000	32,712	158,770
Loss on disposal of fixed assets	—	—	207
Loss on equity investment	—	—	729,000
Loss on sale of Zeehan stock	—	(2,655,000)	668
Stock options issued for services	(105,466)	351,040	674,680
Minority interest	(73,476)	(19,721)	(294,528)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(106,163)	85,327	(214,978)
(Increase) Decrease in prepaid expenses	(649,410)	1,883,020	(590,836)
(Increase) Decrease in payables	(173,093)	(265,064)	4,155,629

NET CASH USED IN OPERATING ACTIVITIES	(4,933,582)	(4,700,295)	(20,113,284)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan stock sale	—	4,500,000	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	(29,122)	(505,949)	(2,057,997)
Investment in oil and gas properties under development	(1,931,902)	—	(1,931,902)
Proceeds of sale of property and equipment	—	—	1,741,967
Investment in marketable securities	(8,978)	(186,657)	(197,014)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,970,002)	3,807,394	4,994,138

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Net proceeds from borrowings	5,049,208	—	11,537,177
Proceeds from issuance of shares	—	—	6,422,838
Principal payments on notes payable	(20,788)	(93,296)	(4,127,573)
Proceeds from the sale of equity in subsidiary	300,000	259,000	1,340,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,328,420	165,704	14,845,041

EFFECT OF EXCHANGE RATE CHANGES ON CASH	630,410	105,756	558,254

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(944,754)	(621,441)	284,149
CASH AND CASH EQUIVALENTS – beginning of period	1,228,903	1,457,267	—

CASH AND CASH EQUIVALENTS – end of period	284,149	835,826	284,149

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008 and 2007 (Unaudited)

Items changed by this restatement are as follows:

	As Filed	Restated	Change
Consolidated Balance Sheet December 31, 2007
Additional Paid-in Capital	23,205,171	24,387,671	1,182,500
Accumulated deficit during development stage	(26,926,440)	(28,108,940)	(1,182,500)
Consolidated Balance Sheet September 30, 2008
Additional Paid-in Capital	32,595,016	30,872,516	(1,722,500)
Accumulated deficit during development stage	(35,696,464)	(33,973,964)	1,722,500
Consolidated Statement of Operations for the Three Months Ended September 30, 2007
Loss from operations	(1,636,804)	(1,595,555)	41,249
Other income	—	(41,278)	(41,278)
Interest expense	(152,027)	(194,027)	(42,000)
Net loss	(1,783,518)	(1,825,548)	(42,000)
Net loss per share	(0.0097)	(0.0097)	—
Consolidated Statement of Operations for the Nine Months Ended September 30, 2007
Loss from Operations	(6,104,827)	(6,104,827)	—
Gain (Loss) on Zeehan shares	—	2,655,000	2,655,000
Gain on license sale	1,142,834	—	(1,142,834)
Interest Expense	(558,975)	(684,975)	(126,000)
Net Loss	(5,498,775)	(4,112,609)	1,386,166
Net Loss per common share	(0.0285)	(0.0213)	0.0072
Consolidated Statement of Operations for the period from inception to September 30, 2008
Loss from Operations	(31,889,812)	(31,889,812)	—
Gain (Loss) on sale of Zeehan stock	(1,723,168)	(668)	1,722,500
Interest Expense	(2,171,326)	(2,171,326)	—
Net loss	(35,696,464)	(33,973,964)	1,722,500
Consolidated Statement of Cash Flows for the Nine Months Ended September 30, 2007
Net Loss	(5,498,775)	(4,112,609)	1,386,166
Loss on sale of Zeehan stock	—	(2,655,000)	(2,655,000)
Gain on recission of Batego license agreement	(1,142,834)	—	1,142,834
Increase in payables	(391,064)	(265,064)	126,000
Net Cash used in operating activities	(4,700,295)	(4,700,295)	—
Consolidated Statement of Cash Flows for the period from Inception to September 30, 2008
Net loss	(35,696,464)	(33,973,964)	1,722,500
Loss (Gain) on sale of Zeehan stock	1,723,168	668	(1,722,500)
Net cash used in operating activities	(20,113,284)	(20,113,284)	—

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

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have three wholly-owned subsidiaries: Great South Land Minerals Limited, Cyber Finance Group Limited and Expedia Limited. We also own approximately 38% of Pacific Rim Foods Limited and include Pacific Rim Foods in our consolidated financial statements on the basis that Empire is the primary beneficiary of Pacific Rim and control is established by a voting agreement with another substancial shareholder who is also a director of Empire. Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity. Cyber holds our initial investment in Zeehan Zinc Limited, a Tasmanian mining company which we sold in 2007. Expedia held our investment in certain technology licenses that were rescinded in 2007. Pacific Rim Foods has interests in the Chinese shelf stable foods and agriculture industries.

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