Form 10-K
period 2008-12-31
EMPIRE ENERGY CORP
filed 2009-04-16
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

X .	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

.	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 1-10077

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Name of registrant as specified in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4500 College Blvd, Suite 240 Leawood, Kansas	66211
(Address of principal executive officers)	(Zip Code)

Registrant’s telephone number, including area code: (913) 663-2310

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Common Stock, $.001 par value	Class B Common Stock, $.001 par value
(Title of Class)	(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes       ..  No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes       ..  No  X .

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   X .  No       ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405 of this chapter) during the preceding 12months (or for such shorter period that the registrant was required to submit and post such files).  Yes   X .  No       ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer      .

Accelerated filer       .

Non-accelerated filer        . (Do not check if a smaller reporting company)

Smaller reporting company   X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes       ..  No  X .

The aggregate market value of the 146,881,921 outstanding voting and non-voting common stock held by non-affiliates of the registrant was $22,032,288 as of June 30, 2008. The stock price for computation purposes was $0.15 per share which was the closing price on June 30, 2008, the last reported sale price for our common stock. The registrant had 274,715,690 shares of its Class A Common Stock issued and outstanding, 100,874 shares of its Class B Common Stock issued and outstanding, and 100,874 shares of paired convertible Exchangeco shares issued and outstanding as of March 30, 2009, the latest practicable date before the filing of this report.

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

We are still in the exploration stages and have not yet produced any natural resources or revenues. As an exploration company without proven reserves, we cannot guarantee we ever will earn revenues or pay dividends. A description of our leaseholds where we have exclusive rights to explore for gas, oil and helium is set out in the section “Description of Properties” below. At present we are primarily fund-raising to continue the exploration of our leasehold tenements and have modified our business slightly to facilitate financing opportunities. During 2007, we sold non-core assets for total proceeds of approximately $9 million which we applied to pursue the oil and gas exploration activities and reduce notes payable. During 2008, we raised additional funds by borrowing, proposed joint venture and equity sale arrangements to begin well drilling activities on the core property.  We transferred additional noncore assets to improve liquidity and reduce debt.  We view our investment of over AUD $36 million (US $25 million) (refer Table 3 and rider) on the Tasmania Basin in developing our current database, built over 30 years of study, as the company’s real key asset. This expenditure includes over significant efforts in seismic, gravity, magnetic, geochemical and geophysical compilations and several independent expert reports. These reports indicate the potential of an outstanding resource of oil equivalent being in the geological structures onshore Tasmania.

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

Since March 2006, we held a substantial and consolidated interest in Pacific Rim Foods Limited, a China based food processing concern. In December 2008, we completed the sale of this Subsidiary to Mach one Corporation, a publicly traded health research company and in early 2009, we sold our ownership of Mach One to pay certain expenses and reduce debt, further focusing our activities on the core oil and gas exploration activities.  The accompanying consolidated financial statements have been retroactively restated to reflect the former investment in Pacific Rim as discontinued operations.

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

On March 24, 2006, we completed a financing transaction wherein, in exchange for $1,881,000 in cash, we issued to RAB Special Situations (Master) Fund Limited, a British investment fund, 17,100,000 shares of Class A Common Stock at a price of $0.11 per share as well as warrants to purchase a further 8,550,000 shares at an exercise price of $0.13 and signed a $1.5 million 6% debenture due March 14, 2008 and convertible at the holder’s discretion at a conversion price of $0.18 (subject to certain adjustments) coupled with warrants to acquire an additional 5,000,000 shares at $0.18 per share. The warrants expire three years after the closing of the transaction. The convertible debenture, Class A Warrants and Class B Warrants have restrictions on conversion or exercise such that the holder’s beneficial ownership interest may not exceed 9.99% of Empire’s issued and outstanding voting securities at the time of any conversion or exercise. Proceeds from the offering were used to progress operations in Tasmania and for general corporate purposes. Libertas Capital assisted as Empire’s financial adviser in the transaction and received in consideration for its services 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable).  In March 2009, the convertible debenture was extended to mature March 21, 2011 and the conversion price was adjusted to $.07 per share.  Additionally, the expiration dates on the Class A and Class B warrants were also extended to March 21, 2014. In conjunction with this extension, we issued to RAB a warrant to purchase 7.5 million additional Empire shares for a period of five years and adjusted the price of all warrants to $.07 per share.

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

Great South Land Minerals Limited employed 12 Management, Administration, Geological and contracted part-time staff in addition to the contracted management and technical services of Mr. Malcolm Bendall (CEO).

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

To date, Great South Land Minerals Limited has not drilled seismically defined targets. The Company has specifically defined fourteen targets and aims to define accurately as many targets as possible before drilling exploration wells on those targets. Stratigraphic wells may be drilled to increase geological and petrophysical knowledge of what is still a frontier basin. The results of the AUD $4.4 million (US $3 million) seismic survey substantially completed in 2007 by Terrex Seismic and described below helped to define prospects and assisted in determining exact drill locations. We are in the process of obtaining regulatory approval to drill our first eight exploratory wells and we began work during 2008 of the Bellevue #1 well.  Subject to further approvals and resources, we intend to drill all fourteen structures so far defined as soon as practical. We are also simultaneously pursuing joint venture opportunities to determine whether such ventures might provide commercially acceptable parallel routes for exploiting the potential of the Special Exploration License. RPS Energy has completed a competent persons report for our intended capital raising.

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

The Terrex budget described below had been initially planned to commence in 2005, but was delayed due to unavailability of seismic equipment, due to the increase in global oil prices and subsequent demand on limited equipment and resources in Australia. The directors believe the budget, including the Seismic contract work described above and expenditure meeting the license conditions (refer Table 3 and rider), has exceeded the license conditions (over a five year term) as at December 31, 2008.

Table 1

Claimed annual exploration expenditure meeting license conditions period January 1, 2008 to December 31, 2008

(all numbers in Australian dollars)

Activity	Q1 ‘08 actual	Q2 ‘08 actual	Q3 ‘08 actual	Q4 ‘08 actual
Geology & Geochemistry	27,004	23,146	52,772	73,802
Geophysics – Ground (Seismic)	25,216	52,297	62,718	11,214
Drilling / Gridding	974,374	2,405,864	900,384	3,588,477
Other	4,329	2,346	40,039	7,210
Administration	102,659	248,131	104,949	367,349
Quarterly Total	1,133,582	2,731,784	1,161,480	4,048,052
Annual Total				9,074,898

The following major projects & developments completed in late 2007 and 2008:

•

A major seismic program covering Central and Eastern Tasmania managed by Terrex Seismic of Perth, Western Australia was completed. The seismic trucks arrived in Tasmania in March 2007. A further environmental survey has been completed on seismic lines in the Midlands of Tasmania. Over 1,149 kilometers of seismic data were obtained and processed through December 31, 2008.

•

Great South Land Minerals Limited has commissioned a petroleum drill-rig which is scheduled to drill at least 8 holes in 2009. Great South Land Minerals Limited has also completed most of the environmental, threatened species, archaeological, cultural, hydrological, acoustic and fire-risk assessments of its eight potential drill sites, and has obtained provisional land-owner approval for the first five sites. Drilling of the first site began in 2008 but completion of the first well and commencement of additional wells has been delayed.

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

•

Great South Land Minerals Limited has spent in excess of AUD $50,000 (USD $39,465) on sophisticated GIS, seismic data analysis and interpretation hardware and software, contributed over AUD $100,000 (USD $78,930) to the University of Tasmania for data acquisition, teaching and research programs in Geology, acquired vehicles, put over 40 seismic crew and 4 seismic trucks to work for the 2007 campaign and commenced its drilling program with up to 3, 5 to 7 member crews. All this has required, food, accommodation, fuel, rig and equipment storage, insurance, certification and a host of other services, many of which will be in demand over at least the remaining term of the lease.

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

Pacific Rim Foods

On March 10, 2006, we acquired 51% of the then-issued voting securities of Pacific Rim Foods Ltd., a Mauritius corporation, in exchange for 9,000,000 shares of our Class A common stock. We also provided Pacific Rim with US $300,000 as an inter-company loan that was repaid in 2008.

In December 2008, Pacific Rim was sold to Mach One Corporation ( www.machonecorp.com), a global wellness company that provides biotechnology based solutions to help address one of the world's most pressing and costly needs -- positive, long-term health and longevity benefits for humans and disease-threatened animals of commercial operations. While animal wellness, organic and sustainable products are the initial primary focus, Mach One intends in the near future to add Nutraceuticals to their growing list of operating groups.   Mach One is publicly traded.  The sale reduced our ownership percentage from 35% to 10%.  Accordingly, our financial statements have been retroactively restated to report the investment in Pacific Rim as discontinued operations.  We were able to use the increased liquidity and value for this investment to pay expenses and reduce company debt in 2009.

Nanokey Ball Mill Technology

Empire formed a wholly-owned subsidiary, Expedia International Limited, incorporated in the British Virgin Islands for the purpose of engaging in a joint venture with Batego Limited, a Hong Kong based technology company. By agreeing to the joint venture in consideration of issuing 15,000,000 shares of Empire common stock and transfer of 5,000,000 shares in Zeehan Zinc Limited, Empire, through Expedia International, obtained exclusive world marketing rights of certain intellectual property of Batego Limited. This agreement was cancelled in June 2007 in order to focus resources and effort on the oil and gas exploration. The share payments were returned to Empire. The Empire shares were returned to the treasury and cancelled. The Zeehan shares were returned to assets and were subsequently sold and proceeds used to repay the Wind City floating rate note.

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

Item 1a.	RISK FACTORS.

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

ITEM 1B.Unresolved Staff Comments.

None.

ITEM 2.	Properties.

The Company’s executive offices are located at 4500 College Boulevard, Suite 240, Leawood, Kansas 66211, where we rent approximately 5,000 sq. ft. of shared, supported office space at a cost of $850 per month on a short term basis. The Great South Land Minerals Limited office premises at level 3/65 Murray Street have been refurbished to accommodate a specialized data room for seismic and other technical information relating to exploration activities.

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

Special Exploration License 13/98 initially comprised 30,356 square kilometers and covered the whole Tasmania Basin or about half the State. When renewed on October 28, 2004, Special Exploration License 13/98 was decreased in size and now covers a reduced area of 15,035 square kilometers. The terms of the lease renewal require an exploration expenditure of AUD $21.5 million (USD $14.85 million) over five years.

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

Table 3

Claimed Special Exploration License 13/98 Expenditure to meet the License conditions for the period

2004 (year 5) to 2009 (year 10) including expenditure from 1998 to 2003 brought forward*

Year and quarter		Annual expenditure requirement (AUD $)	Cumulative expenditure requirements (AUD $)	Cumulative Mandatory expenditure (80%) (AUD $)	Actual Claimed expenditure (AUD $)		Actual Claimed expenditure (USD $)		Claimed Cumulative Expenditure (by year) (AUD $)
Year 1, 1998 – to Year 5—2004						$6,636,518		$5,818,434	$6,636,518
Year 6 License Requirements	AUD	$5,341,000	$5,341,000	$4,272,800		$17,981,424			$24,617,942
	USD	$4,682,615	$4,682,615	$3,746,092				$15,764,854	$21,583,288
1st quarter – Dec 04						$35,837		$31,419
2nd quarter – Mar 05						$—		$—
3rd quarter – Jun 05						$17,780,730		$15,588,899
4th quarter – Sep 05						$164,857		$144,535

Total for Year 6						$17,981,424		$15,764,854
Year 7 License Requirements	AUD	$3,020,000	$8,361,000	$6,688,800		$2,919,413			$27,537,355
	USD	$2,647,725	$7,330,340	$5,864,272				$2,559,537	$24,142,825
1st quarter – Dec 05						$208,570		$182,860
2nd quarter – Mar 06						$2,306,962		$2,022,583
3rd quarter – Jun 06						$149,464		$131,040
4th quarter – Sept 06						$254,416		$223,054

Total for Year 7						$2,919,413		$2,559,537
Year 8 License Requirements	AUD	$4,799,000	$13,160,000	$10,528,000		$8,961,762			$36,499,117
	USD	$4,207,427	$11,537,767	$9,230,213				$7,857,046	$31,999,871
4th quarter – Dec 06						$6,092,355		$5,341,350
1st quarter – Mar 07						$892,768		$782,716
2nd quarter – June 07						$1,168,718		$1,024,650
3rd quarter – Sep 07						$807,921		$708,329

Total for Year 8						$8,961,762		$7,857,046
Year 9 License Requirements	AUD	$6,530,000	$19,630,000	$15,752,000		$5,362,947			$41,862,064
	USD	$5,725,047	$17,210,210	$13,810,251				$4,938,999	$36,938,870
4th quarter – Dec 07						$336,101		$294,670
1st quarter – Marc 08						$1,133,582		$1,027,683
2nd quarter – June 08						$2,731,784		$2,574,624
3rd quarter Sept 08						$1,161,480		$1,042,022

Total for Year 9						$5,362,947		$4,938,999
Year 10 License Requirements	AUD	$1,810,000	$21,500,000	$17,200,000
	USD	$1,250,167	$14,850,050	$11,880,040
4th quarter – Dec 08						$4,048,052		$2,879,217
1st quarter – Mar 09					$		$
2nd quarter – June 09					$		$
3rd quarter Sept 09					$		$

Total for Year 10					$		$

*

Table 3 above represents the claimed AUD $36.8 million expenditure by Great South Land Minerals Limited which the directors believe meets the license conditions of Special Exploration License 13/98. The expenditure claimed and reported to Mineral Resources Tasmania is based on the contract’s September to October reporting year, conflicting with the December year end reporting period of Empire Energy Corporation International. In addition, the exploration and development expenditures disclosed in the Consolidated Financials and Notes thereto of Empire Energy Corporation International for the year ended 31, December 2008 were prepared using USA Generally Accepted Accounting Principles which is different to the definition of exploration expenditure of Special Exploration License 13/98. In December 2007, we sold drilling equipment and used the proceeds to eliminate a note payable and the resulting security interest on Great South Land Minerals. The purchase of this equipment in the amount of AUD $1,407,549 has been included in the claimed expenditures and will offset future expenditures to be claimed under this license.

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

At the request of the Mines Department, Great South Land Minerals Pty Ltd. employed an independent consultant, Mr. Mulready, to assess the significance of the gas encountered at Shittim #l. Mr. Mulready concluded the hole had established that a seal, reservoir and gas were present and that the results encouraged further investigation of the depocentre located in central Tasmania. On the basis of this report, Great South Land Minerals Pty Ltd. then focused its exploration activities in this area of the basin. Concurrent with this work, Trent J. Woods, University of Tasmania, investigated the timing of potential hydrocarbon generation from Paleozoic sediments and the characterization of potential reservoirs of the Lower Parmeener Supergroup.

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

Mining Operations

At the beginning of 2007, we owned 2% of the issued and outstanding shares of Zeehan Zinc Limited through a wholly owned subsidiary, Cyber Finance Group Limited. In January 2007, we sold approximately 60% of our interest for total proceeds of $4.5 million. In June 2007, we reacquired 5 million shares in the cancellation of the technology license arrangement. In December 2007, we sold our entire remaining interest in Zeehan shares for total proceeds of approximately $3.5 million and used the proceeds to pay off the note payable to Wind City, Inc. and eliminate the lien on the Oil and Gas Exploration License property and the Pacific Rim investment. At December 31, 2007 and 2008, we had no ownership in the mining operations of Zeehan Zinc.

Item 3.	Legal Proceedings.

On March 31, 2009 are wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately $441,000 claimed due pursuant to our drilling contract with Hunt.  The statutory demand notice has been filed with the [Tasmanian District Court].  The company has 21 days to respond to the Statutory Demand notice. If we should fail to respond or should the court determined in favor of Hunt and the demand is not paid, the procedure for Statutory Demand could result in the court ordering the business of Great Southland Minerals to be wound up.  Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been deposited with the claimant, which sums exceed the amount being claimed.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol “EEGC”.

As of 31 March, 2009, we had 267,215,423 shares of our Class A common stock outstanding held by approximately 1,400 shareholders of record and 100,874 shares of our Class B common stock outstanding, held by approximately 450 shareholders of record.

The following table sets forth the range of high and low closing bid quotations for our common stock since our common stock was listed on the Over-the-Counter Bulletin Board. The quotations represent inter-dealer prices without retail markup, markdown or commission, and may not necessarily represent actual transactions.

Table 4

Period Ended	High	Low
March 30, 2007	$0.14	$0.13
June 30, 2007	$0.19	$0.09
September 30, 2007	$0.18	$0.10
December 31, 2007	$0.14	$0.08
March 31, 2008	$0.17	$0.09
June 30, 2008	$0.16	$0.11
September 30, 2008	$0.19	$0.13
December 31, 2008	$0.17	$0.04

At March 31, 2009 the bid price of the Company’s Class A common stock was $0.05.

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

Item 6.	Selected Financial Data.

Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments for the Company

Overview

We are an exploration stage oil and gas exploration company, devoting substantially all of our efforts to raising funding to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia. We sold our interest in shares of Zeehan Zinc Limited a zinc, lead and silver mining company located near our license area in Tasmania, but owned as much as 37% earlier in 2006. In December 2008, we sold our 35% economic interest in Pacific Rim Foods Ltd., a Mauritius-based entity with interests in the Chinese shelf foods industry, to Mach One Foods, a publicly traded global wellness company that provides biotechnology based solutions for long-term health issues.  We have since sold our ownership in Mach One to reduce corporate debt.   In May 2006, we acquired Expedia International Limited, a company incorporated in the British Virgin Islands that has entered into a joint venture with Batego Limited, a Hong Kong corporation, for the development and exploitation of certain intellectual property held by Batego Limited. This intellectual property license was cancelled in June 2007 and the committed resources were returned to the oil and gas exploration program. During 2007, we sold non-core assets for total proceeds of approximately $9 million which we applied to pursue the oil and gas exploration activities and reduce notes payable.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia through our wholly-owned subsidiary and operating company, Great South Land Minerals Limited.  Great South Land Minerals Limited operates pursuant to a license issued by the Tasmanian Minister for Infrastructure, Energy and Resources which license is subject to minimum expenditures over its term and is, at the Minister’s discretion, subject to forfeiture for failure to complete the necessary infrastructure expenditures. We have completed 1,149 line kilometers of 2D seismic over the license premises at a significant expense which we believe should satisfy our current required expenditures. While this 2D seismic work was to be completed in 2005, as a result of the unavailability of required seismic equipment, the project commenced during the second quarter of 2006 and was completed during 2007. We began drilling operations in 2008, beginning with Bellevue #1 and intend to resume operations as funding is available. Each well is expected to cost approximately $3.5 million and, if in our judgment, we discover adequate producible reserves of oil and gas, we will need to expend an additional $1.5 million to complete each well. As a result of this expense, it is likely that we may enter into a joint venture type of arrangement with a driller/operator in accordance with normal industry practice in addition to our other capital raising activities. We have a day-rate contract with a drilling company preparing to start this program.

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

Expedia International, a fully-owned subsidiary company of Empire was created to hold the world marketing rights for innovative and novel technologies that Batego Limited, an independent company with whom Empire has negotiated exclusivity arrangements, has developed. We had secured a license for the exclusive world marketing rights of the intellectual property of Batego Limited in exchange for the transfer of 15,000,000 shares of our Class A common stock, and 5,000,000 ordinary shares of Zeehan Zinc Limited. This license was cancelled and the shares recovered to allow focus on the hydrocarbon exploration activities.

On March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, a British investment fund, we issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000, which we are using for general corporate purposes. The warrants are exercisable at a price of $0.13 over an exercise period of three years. We covenanted in the subscription agreement to register the issued shares as well as the shares underlying the warrants. On the same date, we sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $.15 per share for 3 years. The convertible debenture matures on March 14, 2008, pays interest in arrears semi-annually, is convertible at the holder’s discretion and has an initial conversion price of $0.18 per share. RAB Special Situations (Master) Fund Limited represented itself as a non U.S. person. Libertas Capital, a U.K. investment banking firm, acted as our financial adviser in exchange for 4,065,000 shares of our Class A common stock (equal to 10% of the RAB shares issuable) as their fees for those services. We relied on Regulation S as the exemption from registration as the offering was conducted entirely overseas and the investor is a non-U.S. person. The convertible debenture and both of the warrants have restrictions on transferability in compliance with U.S. securities laws. In March 2009, the convertible debenture was extended to mature March 21, 2011 and the conversion price was adjusted to $.07 per share.  In conjunction with this extension, we issued to RAB a warrant to purchase 7.5 million additional Empire shares for a period of five years and adjusted the price of all warrants to $.07 per share.

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

Under the terms of the Purchase Agreement Wind City Inc. acquired a warrant to acquire 26,666,667 shares of the Company’s class A common stock and a second warrant to acquire 33,333,333 shares of the Company’s class A common stock, exercisable in each case prior to November 30, 2007 at a price of $0.15; and Wind City Inc. acquired a floating rate note. If the floating rate note is still outstanding at the time of exercise of the warrant relating to the 26,666,667 shares, the note may be tendered as consideration for the shares in lieu of cash payment. The Note carries interest at 4% over the prime rate and was repayable on or before May 31, 2008. Empire guaranteed payment of all amounts owing by Great South Land Minerals Limited under the Floating Rate Note. The net cash proceeds received by the Company from any exercise of the warrants (after repayment of the loan) would be used by the Company to fund continuing exploration of the petroleum license held by Great South Land Minerals Limited. Empire pledged as security for performance of both its and Great South Land Minerals Limited’s obligations under the Note its equity interest in Pacific Rim Foods Limited including any future-acquired securities issued by Pacific Rim and Cyber Finance Group Limited’s ordinary shares of Zeehan Zinc Limited.

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses.  We are a party to operating leases and license agreements that represent commitments for future payments (described in Note _ to the financial statements).   In addition, we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co., and Expedia International. Great South Land Minerals Limited undertakes all of our Tasmanian operations. Cyber Finance Group Limited held our stake in Zeehan Zinc Limited and is otherwise dormant. Bob Owen & Co. is not actively conducting business. Expedia International was acquired to act as our joint venture counter-party with Batego Limited in developing and exploiting intellectual property owned by Batego Limited, which was cancelled in 2007, and now holds our share interest in Libertas Capital plc.

Great South Land Minerals Technical Program

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure obligations under the license conditions (refer Table 3 and rider). The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has claimed reported cumulative expenditure to date of AUD $36.8 million (US $32.3 million), exceeding the license conditions.

Terrex Seismic recently completed a AUD $4.4 million seismic survey which was a continuation of the approximately AUD $2.23 million (US $1.54 million) 2006 program, In the 2001 survey, we acquired 660 line kilometers of survey. A total of 1149 line kilometers have been acquired. These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas.

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

Dr. David Leaman of Leaman Geophysics is reviewing the geology and geophysics of the Central Highlands of Tasmania, using data acquired from the 2001, 2006 and 2007 seismic surveys and previous extensive regional ground gravity and aerial magnetic surveys acquired during the last 20 years. This will assist in further defining drilling targets and will form the basis of well location, design and engineering. He also coordinated a more detailed prospect definition gravity survey to assist with the interpretation and analysis of the seismic results. The gravity data was acquired by independent contractor Solo Geophysics.

In the fourth quarter 2007, we had the seismic trucks revisit certain areas identified by the 2D survey as the apex of potential targets that have positive results for potential oil and gas traps and then engage in 3D surveys to supplement and expand earlier data with the view of assisting in the management of an extraction plan should our exploration wells be successful in discovering reserves which can be produced.

Two important documents were prepared for the company in 2008. International geoscience consulting company RPS Energy prepared an updated Competent Person’s Report on GSLM’s tenement and Beacon Equity prepared a research report on Empire Energy that covered GSLM’s activities.  During early 2008, final site selection was carried out for drilling operations using previously acquired geological. geophysical and geochemical data.  Extensive environmental, forestry, heritage, archaeological, acoustic, hydrogeological and engineering studies were carried out on the Bellevue and Thunderbolt structures. Particular emphasis was placed on the identification and mapping of eagle nests and eventually sites at Bellevue and Thunderbolt were selected. A management system audit of Hunt Energy and GSLM was carried out by external consultants in August 2008. Drilling plans for Bellevue#1 and Thunderbolt# were submitted to Mineral Resources Tasmania and provisional approval to drill both wells obtained. Preliminary investigations were also carried at the Lonnavale #1 well site.  Extensive site work began at Bellevue#1 in the July and August 2008.

In July, with the guarantee of our Chief Executive Officer, we obtained a secured loan in the amount of AU$5 million (US$ 3.45 million) to pursue the drilling program on SEL 13/98. Initial draw on this loan of approximately AU$2.7 million  (US$1.86 million) allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note was expected to fund the drilling program and complete at least the first well. In conjunction with this note, we agreed to a memorandum of understanding that could bring up to AU$45 million (US$31.1 million) to the drilling program in exchange for up to a 50% interest in the license property. This additional funding should allow drilling of up to an additional 14 wells over the coming year.

We have analyzed the data collected over the past thirty years, have selected prospective sites, arranged a drilling contractor, arranged interim funding and are aggressively pursuing additional funding to drill wells on these sites as well as continue to expand the seismic and other technical knowledge on this license area.

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters.  The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the project and was inspected on-site by MODUSPEC whose report on the condition of the rig was received on the 30th December 2008.  The continued drilling has not commenced, as we have been unable to raise the necessary funds to progress.   This includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AU$5 million (USD $3,45 million) Note.  We believe that this is the result of the global financial crisis and the apparent refusal of creditors to advance funds on almost any new projects and the failure of historic sources of those funding.  Management remains confident that this shortage of operating capital will ease very soon but there can be no guaranty that we will be able to finance the balance of our project at this juncture, while the current market conditions continue to affect credit facilities, which could cause the failure of our business. We have accrued approximately $1.6 million in additional drillings and standby charges since September 30, 2008 and continue to costs at a rate over $ 10,000 per day.

Pacific Rim Foods Limited

With respect to our Pacific Rim Foods Ltd. subsidiary, we acquired our interest in this entity in consideration of issuing 9,000,000 shares of our common stock to Pacific Rim Foods Ltd. Pacific Rim is controlled by Mr. Tad Ballantyne, a director of Empire, who has been principally engaged in the food processing industry for a substantial part of his career. These activities were completed using the $300,000 advance from Empire Energy made to Pacific Rim in March 2006 and proceeds from sales of Pacific Rim convertible preferred stock.  Since we initially acquired our position in Pacific Rim, the company has issued additional shares, resulting in our ownership decreasing to 35% of the issued and outstanding shares at the time of the sale to Mach One Corporation on December 31, 2008.

In December 2008, Pacific Rim was sold to Mach One Corporation ( www.machonecorp.com), a global wellness company that provides biotechnology based solutions to help address one of the world's most pressing and costly needs -- positive, long-term health and longevity benefits for humans and disease-threatened animals of commercial operations. While animal wellness, organic and sustainable products are the initial primary focus, Mach One intends in the near future to add Nutraceuticals to their growing list of operating groups.   Mach One is publicly traded.  The sale reduced our ownership percentage and increased the liquidity of the investment.  Accordingly, our financial statements have been retroactively restated to report the investment in Pacific Rim as discontinued operations.  We were able to use the increased liquidity and value for this investment to pay expenses and reduce company debt in 2009.

OUR TWELVE MONTH PLAN

Liquidity and future capital requirements

Liquidity and going concern

On December 31, 2008, the Company had $54,000 in cash and $9,700,000 in liabilities. The liabilities include approximately $3,700,000 in convertible notes and debentures, $3,000,000 in notes payable and the remainder substantially in trade payables and accrued expenses. Net cash used in operating activities for the twelve months ended December 31, 2008 was $1,415,000 compared to $5,773,000 for the twelve months ended December 31, 2007. Cash used by investing activities during the twelve months ended December 31, 2008 was $4,335,000, primarily including $4,442,000 used in development of oil and gas properties compared to $8,488,000 provided by investing activities in 2007. Net cash provided in financing activities was $5,426,000, largely from the proceeds of issuing notes payable.  Net cash of $3,330,000 was used by financing activities during the twelve months ended 31, December 2007. Subsequently, in January 2009 we reduced approximately $2 million of convertible debt by exchange of shares of Mach One Corporation and the note receivable from Mach One that we acquired in December 2008.  Additional financing may be needed to develop the license property and pursue the company’s business plan.

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

The accompanying consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses in recent years, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Capital requirements

Infrastructure

For the planning period to September 2009 (six months), we have currently budgeted US $3.5 million to sustain Tasmanian operations and continue drilling operations, with our International offices estimated to cost US $1.0 million (United States of America) over the same period.

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

Total program costs are estimated at US $12 million over the 6 month period to September 2009 which is approximately US $24 million per annum. We currently have significant existing potential possible funding sources to cover the next 12 months operations.

Sources of additional funding identified and currently being pursued by Empire Energy Corporation International are:

•	Success of our $.07 Rights Offering

•	Capital raising & potential dual listing of Empire and Great South Land Minerals Limited on NASDAQ and Alternative Investment Market listing in London.

•	Potential capital raise by a United States based securities broker.

•	Potential private placement options from independent investors.

•	Exercise of Empire warrants and agreements.

•	Other revenues and investments in subsidiary entities.

•	Joint Venture and participation arrangements with industry partners.

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

During 2008, the Company generated no revenue. The Company generated an operating loss of $5,398,000 by incurring general and administrative expenses of $5,286,000, primarily legal and consulting expenses required to maintain the corporate existence and pursue the license exploration and incurred $112,000 to pursue the Great South Land Minerals Limited exploration activities. During the year ended December 31, 2007, the Company also generated no revenue and reported an operating loss of $8,044,000, including general expense of 4,746,000 and exploration expense of $3,298,000.  We expanded in 2008 from our evaluation efforts and began site development and drilling operations.  Costs of the drilling and development program of $4,442,000 have been capitalized pending determination of the results of the well.

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

Going Concern and Liquidity: Empire is in the exploration stage, devoting substantially all of its efforts to exploration and raising financing. Empire has substantially funded its operations with proceeds from the issuance of common stock, warrants and convertible securities. In the course of its exploration activities, Empire has sustained operating losses and expects such losses to continue for the foreseeable future. Empire intends to finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and generation of revenues once commercial operations get underway. However, the Company has yet to generate any significant revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.  These factors raise substantial doubt about the Company’s ability to successfully find, develop and produce hydrocarbons profitably.

Revenue Recognition: Interest revenue is recognized as it accrues, taking into account the effective yield on the financial asset. Other revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable and collectibility is probable. Generally, these criteria are met at the time product is delivered.

Capitalization of Oil and Gas Expenditures: Acquisition costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged against income as incurred. Exploratory drilling costs are deferred and if proves to have a commercial reserve, the costs associated with that well are capitalized and amortized over the expected life of the well.  Development costs are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed.

Receivables: The collectability of receivables is assessed and an allowance is made for any doubtful accounts. Net Receivables at December 31, 2007 of $188,044 and inventory advances of $520,020 have been reduced by an allowance of $703,720. The increased reserve in 2007 was primarily due to uncertainty in documentation of the operating arrangements of the Pacific Rim subsidiary.  The Pacific Rim subsidiary was sold December 31, 2008 and related receivables and resources removed from the Balance Sheet and reclassified as discontinued operations.

Foreign Currency Translation: The functional currency of Great South Land Minerals Limited is the Australian dollar. Financial statements for Great South Land Minerals Limited are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when capital transactions occurred.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

ITEM 8.	Financial Statements and Supplementary Data.

The financial statements of the Company are included as an exhibit to this Form 10-K commencing on page F-1.

ITEM 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

On March 31, 2009, we engaged GBH CPAs, LLC as registered accountants for the company replacing UHY Haines Norton.  We have had no disagreements with our current auditors or prior auditors regarding our accounting or financial disclosure since they were appointed.  The change in auditors was approved by the board of directors.

ITEM 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

The evaluation of our disclosure controls and procedures included a review of their objectives and design, our implementation of the controls, and the effect of the controls on the information generated for use in this Form 10-K. In the course of the controls evaluation, we sought to identify any past instances of data errors, control problems or acts of fraud and sought to confirm that appropriate corrective actions, including process improvements, were being undertaken. This evaluation is performed on a quarterly basis so that the conclusions of management, including the chief executive officer and chief financial officer, concerning the effectiveness of our disclosure controls and procedures can be reported in our periodic reports.

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2008, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2008, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

3)	The company did not institute, as of December 31, 2008, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management will draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised. Management expects that the specific procedures will be in place during the second quarter of 2009. Further the board has been expanded and additional personnel appointed to address these policies.

Application of U.S. GAAP

The Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s restated financial results was principally related to the analysis and review of transactions which were complex or nonstandard. These material weaknesses are:

1. The Company did not maintain adequate controls, including period-end controls, over the analysis and review of non-standard purchase sale and financing transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of relative, equity and fair value components and their aggregation into units of accounting and in certain cases the point when components are recognized to income.

The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved.

The control deficiencies referred to above contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2006 through 2007, its consolidated financial statements for each of the quarters in the year ended December 31, 2007 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2008, affecting principally gain and losses on transactions and financing.

REMEDIATION PLAN

The Company’s management, including the CEO and CFO, are committed to remediating its material weaknesses in internal control over financial reporting by enhancing existing controls and introducing new controls in all necessary areas. The smooth functioning of the Company’s finance area is of the highest priority for the Company’s management. Remediation activities will include the following specifics:

The Company will strengthen U.S. GAAP awareness throughout all levels of the Finance Department to help prevent material misstatements. The objective of strengthening U.S. GAAP awareness is to enable personnel to recognize complex or atypical situations in the day-to-day operations which may require further analysis. Management is currently considering various ways of meeting this objective effectively.

The Company will enhance cross-functional communications to assist in preventing material misstatements. The objective of enhancing cross-functional communications is to provide an effective forum through which all relevant information pertaining to transactions could be sought by, and communicated to, the Finance Department for consideration of accounting implications.

The Company’s management, including the Co-CEOs and CFO, is committed to implementing its remediation plan as soon as practicable.

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

Item 9B.	Other Information

There are no further disclosures.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position
Malcolm R. Bendall	50	Chief Executive Officer and Director
Clive F. Burrett	60	Chairman of the Board of Directors
Mark Callaway	56	Director, Corporate Finance and Business Development
John C. Garrison	57	Chief Financial Officer, Secretary and Director
Tad M. Ballantyne	53	Director

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

John C. Garrison

John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over thirty years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He is also a director of Quest Resource Corporation, a publicly traded energy company. He has been involved in an active practice of public accountancy since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University in 1974.

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

Mark Callaway

Mark Callaway, FCA, was appointed to the Board of Directors in February 2009 and also serves as an Executive Director for Corporate Finance and Business Development.  Mr Callaway is a Fellow of the Institute of Chartered Accountants in England and Wales, and has held various CEO and CFO positions at country and international level for Shell over a 24 year period, including many years in French West Africa and a prolonged stay in Kazakhstan where he was the Chief Financial Officer of the North Caspian Sea Consortium which discovered Kashagan, a world-class oil field.  This was followed by a further seven year record of several successful start-up oil and gas companies, including FTSE, AIM and TSX listed companies, Imperial Energy Plc, Nelson Resources Limited, FirstAfrica Plc and Elko Energy Inc, a private Canadian company.

Board of DirectorsMeetings

The Company’s board of directors met twenty two times during 2008 and additionally acted by unanimous conse3nt on six occasions.  All directors attended at least 75% of meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors are required to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission as required under Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Financial Expert

The Company’s Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document. John Garrison, Tad Ballantyne and Mark Callaway qualify as a financial experts, however do not qualify as independent.

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

Item 11.	Executive Compensation

Table 5

Summary Compensation Table for 2008 and 2007

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earrings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Malcolm Bendall	2008	216,000	—	—	—	—	—	—	216,000
Principal Executive Officer	2007	216,000	—	—	—	—	—	—	216,000
Principal Financial Officer
S. A. Sehsuvaroglu	2008	75,000	—	568,350	—	—	—	—	643,350
Principal Executive Officer	2007	225,000	—	—	983,835	—	—	—	1,208,835

Mr. Bendall earned compensation through his consulting company Bass Gas and Oil of $216,000 during 2008 and $216,000 during 2007. Under a separation agreement executed in August 2007 when Mr. Bendall resigned his position, accrued compensation and expenses owed to Mr. Bendall were paid by the company issuing a total of 5,600,000 common shares. In addition the agreement provided a monthly payment of $18,000 to Mr. Bendall for a period of five years.  Mr. Bendall was reappointed as Chief Executive Officer in March 2008.  Compensation has continued under the settlement agreement

Mr. Sehsuvaroglu became Principal Executive Officer August 22, 2007 and received vested options to purchase approximately six million shares. The options were forfeited and cancelled when he resigned in February 2008 in conjunction with cancellation of his contract and award of 6,315,800 shares.

Table 6

Outstanding Equity Awards At December 31, 2008

(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Malcolm Bendall	4,000,000	0.18	31/12/2009
Principal Executive Officer
Principal Financial Officer
Named Executive Officer

Table 7

Director Compensation For 2008

Name (a)	Directors Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Tad Ballantyne	—	—	(1)	(1)
Clive Burrett	—	—	(2)	(2)
John Garrison	—	—	(3)	(3)
Phil Simpson	—	—	(4)	(4)
Graham Rogers	—	—	(4)	(4)

(1)

Mr. Ballantyne also serves as manager of the Pacific Rim subsidiary and received 1,500,000 shares of Empire common stock valued at $225,000 in 2006 as compensation for a five year management agreement.

(2)	Mr. Burrett also serves as a director and manager of the Great South Land Minerals Limited Subsidiary and received compensation of $156,000 in that capacity.

(3)	Mr. Garrison earned consulting and accounting fees in the amount of $240,000 during 2008.

(4)	Mr. Simpson also serves as Executive Chairman of the Great South Land Minerals Limited Subsidiary and received compensation of $116,000 in that Capacity.

(4)	Mr. Rogers also served as Chief Financial Officer of the Company and Great South Land Minerals Limited Subsidiary and received compensation of $177,000 in that Capacity.

Table 8

Equity compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders
Stock Option Plan	9,000,000	$0.138
Equity compensation plans not approved by security holders
Stock Option Plan	—	—
Total	9,000,000

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock (aggregate of Class A and Class B); (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 4500 College Blvd Ste. 240, Leawood, Kansas, 66211. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following March 30, 2009 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding  for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all shares of Class B redeemable common stock have been converted on a one-for-one basis into corresponding shares of our Class A common stock.

Table 9

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Class A Common Stock	Malcolm R. Bendall 37 Nicholas Drive Sandy Bay, Hobart, Tasmania Australia 7005	20,850,000(1) Direct 7,357,301 Indirect Direct option to acquire 4,000,000 shares at $.20AU	12.1%

Class A Common Stock	John C. Garrison 7211 High Drive Prairie Village, KS 66208	2,022,288 Direct Direct option to acquire 2,000,000 shares at $.20AU	1.5%

Class A Common Stock	Tad M. Ballantyne 5118 Hunt Club Rd Racine, WI 53402 USA	9,000,000(2)	3.3%

Class A Common Stock	Clive F. Burrett 22 Hinman Drive Kingston, Tasmania 7050	565,632 Direct Option to acquire 600,000 shares at AU $0.20	*

Class A Common Stock	Mark Callaway 4500Colege Blvd Leawood, KS 66211	none	*

Class A Common Stock	Phil Simpson P.O. Box 35 Cressy Tasmania 7302	14,107,079 Indirect (3) Direct Option to acquire 400,000 shares at AU $0.20	5.4%

All officers and directors as a group		46,395,221	17.4%

Class A Common Stock	RAB Special Situations Master Fund Limited 1 Adam Street London, England WG2N 6LE	17,100,000(4)	9.9%

Class A Common Stock	Libertas Capital Group plc 16 Berkeley St, London W1J 8DZ UK	21,757,777	8.1%

*	less than 1%

(1)	Indirect shares, 7,357,301 are owned by trusts or entities that may be controlled by Mr. Bendall.

(2)

This number includes 7,500,000 shares owned by Pacific Rim of which Mr. Ballantyne is the Chairman and CEO and has the right to vote and depository power over 49% ownership and 1,500,000 shares held by Mackay Limited Partnership, over which Mr. Ballantyne has control.

(3)

Indirect Shares, 7,107,079 are owned by entities that may be controlled by Mr. Simpson. In addition, the Company has agreed to issue 7 million shares of common stock to an entity of which Mr. Simpson is a beneficiary in exchange for services provided to the company by that entity.

(4)

This number does not include the shares of stock in the aggregate amount of 29,383,333 underlying the Class A Warrants, Class B Warrants, Class C Warrants and 6% convertible debenture held by the investor. Each of these warrants and the convertible debenture has restrictions on exercise or conversion such that the holder’s beneficial ownership interest may not exceed 9.99% of the issuer’s issued and outstanding voting securities at the time of any such conversion or exercise.

There are no arrangements or understandings among members of both the former and new control groups and their associates with respect to election of directors or other matters.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

In earlier periods, Empire made conditional offers of share options covering 9,000,000 shares to Directors, Director Related Entities and officers of the Company. The issue of any of these options was conditional on the successful completion of the merger with Empire, the extension of the license over key areas of Special Exploration License 13/98 and the securing of additional available funding of at least AUD $15,000,000 before December 31 ,2006 (USD $10,951,000 at December 31, 2005 interbank spot exchange rates). These options have a term of three years and an exercise price of AUD $0.20. Following the successful acquisition of Great South Land Minerals Limited by Empire as at April 6, 2005, these options have been transferred to Empire for redemption. The conditions to vest these options were met in December 2006. The exercise price of each option at December 31, 2008 in USD $ is $0.138.

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

In November 2007, the Company issued 1,800,000 shares of common stock to the Director of the GSLM subsidiary in settlement of damages in the breach of a contract in 2006 in the claimed amount of AU$450,000 (USD $311,000).

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

In February 2008, the GSLM subsidiary obtained working capital in the form of a convertible debenture from a company owned by a Director. The debenture matured in six months, earned interest at a rate of 10% per quarter and is convertible into common stock at a rate of $.15 per share.  This debenture was fully paid in 2009 by transfer of part of Empire’s investment in Mach One Corporation and its Note Receivable from Mach One.

Item 14.	Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the annual reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2008 were $50,000 and December 31, 2007 were $58,710 respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008 were AUD $0 and December 31, 2007 AUD $0 respectively.

Tax Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2008 and December 31, 2007 were $3,000 and $0 respectively. These fees related to the preparation of federal income and state franchise tax returns.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2008.

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2008, were approved by the Board of Directors.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following exhibits are filed with or incorporated by reference to this annual report.

Exhibit No.	Description

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

10.12

Note and Warrant to Purchase Agreement dated December 8, 2006 in the amount of $4,000,000 by and between Wind City Inc., Inc. and Great South Land Minerals Limited guaranteed by Empire Energy Corporation, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on January 10, 2007

10.13

Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Great South Land Minerals Limited and Empire Energy Corporation, incorporated by reference to Exhibit 10.13 to Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2008

10.14

Engagement letter dated April 3, 2007 between Libertas Capital Group plc, Pacific Rim Foods Limited and Empire Energy Corporation, incorporated by reference to Exhibit 10.14 to Form 10-KSB filed with the Securities and Exchange Commission on April 9, 2008

10.15

Memorandum of Understanding between Empire Energy Corporation and Smart Win International Limited, incorporated by reference to Exhibit 10.1 to Form 8-K filed with the Securities and Exchange Commission on July 17,2008

10.16

Senior Secured Note dated July 17,2008 in the amount of AUD$5,000,000 by Empire Energy Corporation to Smart Win International Limited, incorporated by reference to Exhibit 10.2 to Form 8-K filed with the Securities and Exchange Commission on July 17,2008

10.17	Stock Exchange Agreement between Empire Energy Corporation and Pacific Rim Foods, Ltd.*

10.18	Voting agreements between Empire Energy Corporation and Mackay Limited Partnership regarding Pacific Rim Foods, Limited*

10.19

Amendment to extend $1,500,000 6% convertible debenture until March 21, 2011 issued to RAB Special Situations   (Master) Fund Limited, and award Class C Warrant to purchase 7,500,000 shares of common stock at a price of $.07  per share.

16.1	Letter from UHY Haines Norton, LLP Chartered Accountants, incorporated by reference to Exhibit 16.1 to Form 8-K filed with the Securities and Exchange Commission on April 2,2009

23.1	Consent of Anderson & Schwab Australia Limited dated April 14, 2006, incorporated by reference to Exhibit 10.8 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

23.2	Consent of UHY Haines Norton, Independent Registered Public Accounting Firm*

31	Rule 13a-14 Certification*

32	Section 1350 Certification*

99.1

Review and Valuation of the Mineral Assets of Zeehan Zinc Limited dated December 1, 2005 prepared by Anderson & Schwab Australia Limited, incorporated by reference to Exhibit 99.1 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

*	Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Empire Energy Corporation International

Leawood, Kansas

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International and its subsidiaries (the “Company”) (an exploration stage company) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated financial statements for the cumulative period from March 15, 1995 (date of inception) to December 31, 2008 are unaudited.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International and its subsidiaries as of December 31, 2008 and the consolidated results of their operations and their consolidated cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

April 15, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Empire Energy Corporation International

Leawood, Kansas

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International and its subsidiaries (the “Company”) (an exploration stage company) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The Company’s consolidated financial statements for the cumulative period from March 15, 1995 (date of inception) to December 31, 2007 are unaudited.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International and its subsidiaries as of December 31, 2007 and the consolidated results of their operations and their consolidated cash flows for the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M. D. Nicholaeff

           UHY Haines Norton

Partner

           Chartered Accountants

March 26, 2009

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

December 31, 2008 and 2007

	December 31, 2008	December 31, 2007
ASSETS	$	$
CURRENT ASSETS
Cash and cash equivalents	53,885	1,228,903
Receivables net of allowance of $0 and $183,700	12,785	4,345
Prepayments and other current assets	2,123,416	45,894
		—

TOTAL CURRENT ASSETS	2,190,086	1,279,142
MARKETABLE SECURITIES	1,152,638	143,666
NOTE RECEIVABLE	523,821	—
INVESTMENT IN CHINA FOOD BRANDS-discontinued operation	—	80,000
OIL AND GAS PROPERTIES UNDER DEVELOPMENT	4,441,716	—
PROPERTY AND EQUIPMENT, NET	170,427	248,786

TOTAL ASSETS	8,478,688	1,751,594

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
CURRENT LIABILITIES
Trade and other payables	2,348,354	2,196,051
Trade and other payables – related party	570,419	542,942
Short term debt	44,437	22,073
Short term debt – related party	2,305,502	779,115
Accrued interest payable	247,500	157,500

TOTAL CURRENT LIABILITIES	5,516,212	3,697,681
LONG TERM TRADE AND OTHER PAYABLES
Trade and other payables	—	—
Long term debt	—	—
Notes payable	4,183,910	873,372

TOTAL LIABILITIES	9,700,122	4,571,053

COMMITMENTS AND CONTINGENCIES	—	—
MINORITY INTEREST, PACIFIC RIM FOODS	—	819,689

STOCKHOLDERS’ EQUITY (DEFICIT)
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 267,215,423 and 198,546,456 shares issued and outstanding respectively	267,215	198,546
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,874 and 100,917 shares respectively	101	101
Additional paid-in capital	33,108,372	24,387,671
Accumulated deficit during the development stage	(33,015,864)	(28,108,940
Accumulated other comprehensive income (loss)	(1,581,258)	(116,526

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(1,221,434)	(3,639,148

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	8,478,688	1,751,594

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2008 and 2007

			(Unaudited)
	2008	2007	March 15, 1995 (Inception) to December 31, 2008
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	5,285,870	4,745,634	21,057,651
Exploration	112,046	3,298,256	9,258,917

TOTAL COSTS AND EXPENSES	5,397,916	8,043,890	30,316,568

LOSS FROM OPERATIONS	(5,397,916)	(8,043,890)	(30,316,568)
OTHER INCOME (EXPENSE)
Gain on sale of Zeehan shares	—	1,226,844	(669)
Gain on sale of Mach One Shares	53,056	—	53,056
Gain on currency fluctuations	926,604	—	926,604
Other income	—	3,703	156,807
Loss on Zeehan equity investment	—	—	(729,000)
Interest (expense)	(1,357,638)	(1,001,857)	(3,085,618)

LOSS BEFORE INCOME TAXES	(5,775,894)	(7,815,200)	(32,995,388)
INCOME TAXES	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	$(5,775,894)	$(7,815,200)	$(32,995,388)

GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	868,970	(346,862)	(20,476)
NET LOSS	(4,906,924)	(8,162,062)	(33,015,864)
NET LOSS PER COMMON SHARE:
Basic and diluted from continued operations	$(0.0253)	(0.0370)
Basic and diluted from discontinued operations	$0.0038	(0.0052)
Basic and diluted	$(0.0215)	$(0.0422)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	228,047,453	193,262,942

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period From March 1995 (inception) Through December 31, 2008

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Exploration Stage $	Total Stockholders’ Equity (Deficit) $
Balance at March 15, 1995	—	—	—	—	—	—	—	—

Issuance of common stock: cash	1,000	1	—	—	745	—	—	746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	1,000	1	—	—	745	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—	—	—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	60,000	60	—	—	446,483	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139	—	—	86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—	—	—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	198,688	199	—	—	1,390,538	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70	—	—	328,899	—	—	328,969
Net loss	—	—	—	—	—	—	(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	268,269	269	—	—	1,719,437	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2008

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock - A $	Common No	Stock - B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Exploration Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2000	327,454	328	—	—	2,007,741	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348	—	—	1,174,477	—	—	1,174,825
Issuance of common stock: services	23,317	23	—	—	67,863	—	—	67,886
Issuance of common stock: bonus issue	51,911,055	51,911	—	—	(51,911)	—	—	—
Net loss	—	—	—	—		—	(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133
Balance at June 30, 2001	52,610,040	52,610	—	—	3,198,170	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609	—	—	590,642	—	—	591,251
Issuance of common stock: services	3,955,125	3,955	—	—	530,778	—	—	534,733
Stock issuance costs	—	—	—	—	(44,109)	—	—	(44,109)
Net loss	—	—	—	—	—	—	(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)
Balance at June 30, 2002	57,174,165	57,174	—	—	4,275,481	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029	—	—	607,613	—	—	608,642
Issuance of common stock: services	3,955,125	3,955	—	—	2,119,156	—	—	2,123,111
Stock issuance costs	—	—	—	—	(286,040)	—	—	(286,040)
Net loss	—	—	—	—		—	(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)
Balance at June 30, 2003	62,158,054	62,158	—	—	6,716,210	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247	—	—	159,926	—	—	160,173
Issuance of common stock: services	21,928	22	—	—	16,238	—	—	16,260
Stock issuance costs	—	—	—	—	2,007	—	—	2,007
Net loss	—	—	—	—	—	—	(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)
Balance at June 30, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

 (an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2008

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Exploration Stage $	Total Stockholders’ Equity (Deficit) $
Balance at July 1, 2004	62,426,782	62,427	—	—	6,894,381	(142,467)	(8,829,936)	(2,015,595)
Net loss for 6 months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for 6 months	—	—	—	—	—	(274,088)	—	(274,088)
Balance at December 31, 2004	62,426,782	62,427	—	—	6,894,381	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(222,102)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086
Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2008

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Exploration Stage $	Total Stockholders’ Equity (Deficit) $
Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature; convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Note Payable Interest Assumed	—	—	—	—	250,000	—	—	250,000
Net loss for year	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)
Balance at December 31, 2006	198,878,921	198,879	101,782	102	24,138,322	(473,561)	(19,946,878)	3,916,874

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2008

(Unaudited from March 15, 1995 through December 31, 2005)

	Common No	Stock-A $	Common No	Stock-B $	Additional Paid-In Capital $	Accumulated Other Comprehensive Gain (Loss) $	Deficit Accumulated during the Exploration Stage $	Total Stockholders’ Equity (Deficit) $
Balance at December 31, 2006	198,878,921	198,879	101,782	102	24,138,332	(473,561)	(19,946,878)	3,916,874
Conversion of Exchangeco shares for common stock	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,334	—	—	1,860,001
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in recession of Batego license agreement	(15,000,000)	(15,000)	—	—	(2,052,500)	—	—	(2,067,500)
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Marketable securities, unrealized loss						(29,364)	—	(29,364)
Net loss for year,	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Exchangeco shares for common stock	43		(43)
Restricted shares issued in exchange for services	38,395,800	38,396			5,050,200			5,088,596
Restricted shares issued in exchange for debt	6,998,732	6,999			835,811			842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511			1,268,156			1,276,667
Release of shares in sale of Pacific Rim	7,500,000	7,500			1,117,500			1,125,000
Restricted shares issued in exchange for cash	7,263,281	7,263			554,500			561,763
Unrealized effect of the change in foreign currency exchange rates						(850,365)		(850,365)
Value of stock options vested					(105,466)			(105,466)
Securities mark to market						(614,367)		(614,367)
Net loss for the period ended December 31, 2008							(4,906,924)	(4,906,924)
Balance at December 31, 2008	267,215,423	267,215	100,874	101	33,108,372	(1,581,258)	(33,015,864)	(1,221,434)
Comprehensive Loss 2007							(7,805,027)
Comprehensive Loss 2008							(6,371,662)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2008 and 2007

			(Unaudited)
	2008	2007	March 15, 1995 (Inception) to December 31, 2008
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,906,924)	(8,162,062)	(33,015,864)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and impairment	61,694	20,450	151,464
Book value of equipment retired	—	—	207
Share-based payment agreements	2,088,597	1,860,000	9,360,615
Discontinued operations	(868,970)	(391,141)	(1,090,022)
Stock options vested	(105,466)	456,506	674,680
Unrealized foreign currency reserve	(926,607)	—	(926,607)
Loss (gain) on disposition of investments	—	(1,226,844)	668
Loss on unconsolidated subsidiary	—	—	729,000
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	(8,439)	90,260	(117,254)
(Increase) Decrease in prepaid expenses and other assets	922,478	2,425,305	981,052
Increase (Decrease) in payables	2,328,464	(844,983)	6,657,186

NET CASH USED IN OPERATING ACTIVITIES	(1,415,173)	(5,772,509)	(16,594,875)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds of Zeehan Zinc, Ltd. stock sales	—	7,413,552	7,519,084
Purchase of property and equipment	(3,349)	(652,648)	(2,032,224)
Investment in brands	—	—	(80,000)
Oil and gas properties under development	(4,441,716)	—	(4,441,716)
Proceeds of sale of property and equipment	—	1,741,967	1,741,967
Proceeds of note receivable	320,178	—	320,178
Deconsolidation of subsidiary	(210,116)	—	(210,116)
Investment in Marketable Securities	—	(15,353)	(188,036)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	(4,335,003)	8,487,518	2,629,137

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Proceeds from the sale of minority interests	—	259,000	1,140,741
Proceeds from issuance of notes payable	5,063,641	518,013	11,551,610
Principal payments on notes payable	(199,880)	(4,106,785)	(4,306,665)
Proceeds from the sale of common stock	561,763	—	6,984,601

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	5,425,524	(3,329,772)	14,942,145

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(850,366)	386,399	(922,522)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,175,018)	(228,364)	53,885
CASH AND CASH EQUIVALENTS – beginning of period	1,228,903	1,457,267
CASH AND CASH EQUIVALENTS – end of period	53,885	1,228,903

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2008 and 2007

	2008	2007
CASH PAID FOR:
Taxes	—	—	—
Interest	19,755	369,509	534,747

	$	$
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Prepaid well development expense paid with Empire stock	3,000,000	—
Acquisition of marketable securities with Empire stock	1,276,667	—
Acquisition of marketable securities in Pacific Rim Sale	826,179	—
Acquisition of note receivable in Pacific Rim Sale	523,821	—
Batego license acquired (returned) with Empire stock	—	(2,067,500)
Batego license acquired (returned) with Zeehan stock	—	(1,857,500)
Borrowing fees paid with Empire stock	—	572,000
Debt settled with Empire stock	842,810	—

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2008 and 2007

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

We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co., and Expedia International.  The substantial minority shareholder of Pacific Rim Foods is a management company that is controlled by an individual that is a director of Empire and a de facto agent for Empire.  In addition, Empire owned a 35% interest in Pacific Rim Foods, at the time Pacific Rim was sold in December 2008. Pacific Rim had been consolidated with Empire until 2008, when it was reclassified and presented as discontinued operations.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that cast doubt upon the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditure during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditure under the Company’s key mineral exploration license.

•	Current liabilities of $5,516,000 and current assets of $2,190,000 including cash or cash equivalents of $54,000at December 31, 2008.

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

•

In order to ensure sufficient funds for on-going exploration, Great South Land Minerals Limited entered into a Convertible Note Agreement dated 27 January 2009 with a former director for a value of USD 300,000.

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

The accompanying consolidated financial statements for the year ended December 31, 2008 have been prepared assuming that the Company will continue as a going concern. As discussed above the Company has a working capital deficiency, has incurred net losses in recent years, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Marketable securities: Investment securities that are held for resale are classified as trading securities and carried at fair value. Debt securities that management has the ability and intent to hold to maturity are classified as held-to-maturity and carried at cost, adjusted for amortization of premium and accretion of discounts using methods approximating the interest method. Other marketable securities are classified as available-for-sale and are carried at fair value, based on quoted market prices. Unrealized gains and losses on securities available-for-sale are reported as a net amount in accumulated other comprehensive loss, net of applicable income taxes. Costs of securities sold are recognized using the specific identification method.

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

Foreign Currency Translation: The functional currency of GSLM is the Australian dollar. Financial statements for GSLM are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when capital transactions occurred.

Foreign-currency transactions are translated into the Company's functional currency using the exchange rate at the transaction date. At each subsequent balance-sheet date, any related outstanding monetary assets or liabilities should be translated using the current exchange rate on the balance-sheet date. Transaction gains or losses arise when the Company has monetary assets or liabilities denominated in a foreign currency on a date when the exchange rate changes. Transaction gains or losses arise due to changes in the exchange rate among the transaction date and the settlement date, the transaction date and a subsequent balance-sheet date, or a subsequent balance-sheet date and the settlement date. Transaction gains or losses are reported in other income or expense in the period that the exchange rate changes.

Stock Issuance Costs: These costs consist primarily of placement fees and expenses and professional fees. These expenses are charged against the related proceeds from the sale of Company stock in the periods in which they occur or are charged to expense in the event of a terminated stock issuance.

Comprehensive Income (Loss): the Company accounts for comprehensive income (loss) under Statement of Financial Accounting Standards No. 130, “ Reporting Comprehensive Income ” (“SFAS 130”). SFAS 130 establishes standards for reporting and display of comprehensive income and its components. The foreign currency translation gains (losses) resulting from the translation of the financial statements of GSLM, expressed in Australian dollars, to United States dollars and, changes in the value of marketable securities that have not been realized are reported as other comprehensive income (loss) and as accumulated other comprehensive income (loss) in the Statement of Stockholders’ Equity Deficit.

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

Recently Issued Accounting Pronouncement:

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management believes there will be no significant impact of the financial statements from the adoption of SFAS No. 159.

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

In December 2007, the FASB issued FAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51" ("FAS No. 160"). FAS No.160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  FAS No. 160 is effective for the Company in its fiscal year beginning January 1, 2009. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In December 2007, the FASB issued FAS No. 141 R "Business Combinations"("FAS No. 141R"). FAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree.  FAS No. 141R also provides guidance  for  recognizing  and  measuring  the  goodwill  acquired  in the business combination and determines what information to disclose to enable users of the  financial  statements  to evaluate  the nature and  financial effects of the  business  combination.  FAS No. 141R is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not believe this statement will have a material impact on its financial position and results of operations upon adoption.

In March 2008, FASB issued Statement of Financial Accounting Standard (SFAS) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” This standard is intended to improve financial reporting by requiring more disclosure about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No 133; and how derivative instruments and related hedged items affect its financial position, financial performance and cash flows. SFAS No. 161 is effective for the Company’s first quarter of 2009. As this pronouncement is only disclosure related, it will not have an impact on the Company’s financial position and results of operations.

In April 2008, the FASB issued Staff Position (FSP) No. FAS 142-3, “Determination of the Useful Life of Intangible Assets”.  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”.  It is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years and should be applied prospectively to intangible assets acquired after the effective date. Early adoption is not permitted. FSP FAS 142-3 also requires expanded disclosure related to the determination of intangible asset useful lives for intangible assets and should be applied to all intangible asset recognized as of, and subsequent to the effective date.  The impact of FSP FAS 142-3 will depend on the size and nature of acquisitions on or after January 1, 2009.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. FSP EITF 03-6-1 is effective for fiscal years beginning after December 15, 2008, on a retrospective basis and will be adopted by the Company in the first quarter of 2009. The Company is currently evaluating the potential impact, if any; the adoption of FSP EITF 03-6-1 could have on its calculation of EPS.  The Company does not expect EITF 03-6-1 to impact the financial statements.

NOTE 2—TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at December 31, 2008 and 2007 reduces the net deferred tax assets to $0.

Deferred tax assets consist of:

	2008	2007
	$	$
Net operating losses	10,151,492	8,118,716
Valuation allowance	10,151,492	8,118,716

	—	—

At December 31, 2008, the Company has net operating loss carry forwards of approximately $32,909,626 that will expire through to the year 2028. The benefit of tax losses will be available provided the following are met:

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

The Company continues to comply with the conditions for deductibility imposed by the law; and

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $2,032,776 and $2,232,192 during 2008 and 2007, respectively.

NOTE 3—RELATED PARTY TRANSACTIONS

Transactions with related parties are as follows:

Directors and Director Related Transaction

A number of directors of the Company or their director related entities hold positions in other entities that result in them having control or significant influence over the financial or operating policies of those entities.

The aggregate amounts recognized during the year relating to directors and their director related entities were as follows:

Directors	Transactions	2008	2007
		$	$
M. R. Bendall	Rental	28,986	28,986
M. R. Bendall	Consulting	216,000	216,000
J. C. Garrison	Consulting	240,000	174,000
M.W. Roberts	Consulting	42,000	70,000

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

Share Settlement

In 2007, the Company issued 1.8 million shares of common stock to Terralina, a company controlled by Phil Simpson, to settle a matter from a prior year.

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

License Option Agreement

On October 12, 2007, the Company entered into a Put and Call Option Agreement with MR Associates, a sole trader wholly-owned by the then Chairman of the Board of Directors, Michael Roberts, regarding the proposed transfer to the Company of exploration rights to approximately 13,336 sq. km. of real property in exchange for the issuance of 19,500,000 shares of our Class A Common Stock. As initial consideration for entering into the agreement, the Company has issued 2,500,000 shares to MR Associates recorded as a share based exploratin expense of $375,000. Payment of the remaining 17,000,000 shares, and completion of this agreement, were contingent on several matters. This agreement was allowed to lapse unexercised when the Chairman resigned his position in February 2008.

Stock Option Grant

On August 15, 2007 the Company entered into an employment agreement with Mr. Sehsuvaroglu whereby Mr. Sehsuvaroglu agreed to serve as our Chief Executive Officer and President. Among other provisions, Mr. Sehsuvaroglu’s Employment Agreement calls for the Company to issue Mr. Sehsuvaroglu options to acquire, in the aggregate, 18,574,103 shares of the Company’s Class A Common Stock, valued at $1,053,000, of which $456,506 was recorded as share based expense in 2007. These options were forfeited when Mr. Sehsuvaroglu resigned his position in February 2008 and $105,466 unvested expense reported in 2007 was reversed in 2008.

Zeehan share sale

In December 2007, the company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited. Proceeds of this sale were used to repay the $4,000,000 floating rate note payable to Wind City, Inc. that had been called for early redemption by the lender.  This sale transaction was completed under significant time restraints that did not allow the company to meet the buyers share escrow requirements by delivering the Zeehan share certificates held by the company.  To comply with the timing required to complete the sale transaction, the company arranged transfer of Zeehan shares to the buyer from other Zeehan shareholders and immediately arranged transfer of the share certificates held by the company to those shareholders in repayment.    In total, Empire borrowed 9,000,000 shares of Zeehan stock from two entities. A current director is a beneficiary of one entity and the current CEO and director could be a control person of the other entity. Empire agreed to pay a total of 7,000,000 Empire shares as compensation for this loan of Zeehan shares.  The 7,000,000 Empire shares were issued to one entity in 2008 and were valued at the market price at the time of the loan was made.  The value of 5,000,000 Empire shares, $600,000, was accrued as a long term payable at the time of the sale of the Zeehan shares and recorded as a cost of the sale of those shares.  The remaining 2,000,000 Empire shares, valued at $240,000, were issued as compensation for unexpected processing delays in the return of the borrowed Zeehan shares and were recorded as an expense when the settlement agreement was made with the lender and the shares issued in 2008.  Further Empire issued a note payable to the other entity for $518,013, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire.  In addition to the $600,000 cost of borrowing shares mentioned above, the company recorded $784,088 additional costs to intermediaries for a total transaction cost of $1,384,088.  The additional costs were paid by transferring 140,000 Zeehan shares, issuing 4,766,667 Empire shares in 2007, issuing 1,000,000 Empire shares, valued at $120,000, in 2008 and paying $167,254 in cash in 2008.

The following conditional offers of share options were made in earlier periods to Directors, Director Related Entities and officers of the company. The issue of these options was conditional and the conditions were achieved in 2006.

These options will have a term of three years and an exercise price of AUD $0.20. The exercise price of each option at December 31, 2008 in US$ is $0.138.

			December 31, 2008
Name	Position	Exercise Prices	Number outstanding	Intrinsic Value
				$
M.R. Bendall	Chairman	$0.138	6,000,000	—
C. Burrett	Director	$0.138	600,000	—
S. Powell	Former Director	$0.138	400,000	—
P. Simpson	Former Director	$0.138	400,000	—
D. Tanner	Former Director	$0.138	400,000	—
R. Watson	Former Director	$0.138	400,000	—
K. Gumley	Former Company Secretary	$0.138	400,000	—
R. Tabor	Former Chief Executive Officer	$0.138	400,000	—

			9,000,000	—

NOTE 4—COMMITMENTS

Environmental Remediation Liabilities

Great South Land Minerals Limited provides an environmental bond to the State Government department to cover any potential environmental liabilities. As of December 31, 2008, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. At December 31, 2008, these obligations, expressed at exchange rates of the balance date (0.69070), are as follows:

	2008	2008
Expenditure required by MRT Report Year: (September 30th each year)	USD	AUD
September 30, 2009	1,250,167	1,810,000

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

Drilling Contract

In December 2007, the company entered into a drilling contract that required a payment of AU$1.3 million (US$900,000) to activate.  Over $3 million (US$2.1 million) has been paid to the drilling contractor to date that has been reported as a deferred cost until success of the well is determined.  The drilling equipment is on site and accruing delay and standby costs while awaiting funding to complete the drilling program.

Operating Lease Commitments

Future operating lease rentals at December 31, 2008 and 2007 not provided for in the financial statements are as follows:

Expenditure required by year ended:	2008
$
December 31, 2009	39,452

39,452

Rental expense was $102,000 and $117,949  during the year ended December 31, 2008 and 2007, respectively.

From December 31 2006, the rental on the Murray Street Hobart Seismic centre is USD$39,452 pa, which is currently a 1 year lease, renewable at the Boards discretion. The Kansas offices cost USD $10,200 pa renewable monthly at the boards’ discretion. There is an additional USD $5,169 of computer equipment rentals.

NOTE 5—CONTINGENT LIABILITIES

Litigation

On March 31, 2009 are wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately $441,000 claimed due pursuant to our drilling contract with Hunt.  The statutory demand notice has been filed with the [Tasmanian District Court].  The company has 21 days to respond to the Statutory Demand notice. If we should fail to respond or should the court determined in favor of Hunt and the demand is not paid, the procedure for Statutory Demand could result in the court ordering the business of Great Southland Minerals to be wound up.  Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been deposited with the claimant, which sums exceed the amount being claimed.

Put and Call Option

On October 15, 2007, the Company entered into a Put and Call Option Agreement with MR Associates, a sole trader that is wholly owned by the chairman of Empire’s board of directors, Mr. Michael Roberts. The option agreement relates to MR Associates’ rights under a special exploration license SEL 5/2005 granted by the Tasmanian government to conduct exploration for oil and natural gas on a plot of land adjacent to the license area held by our subsidiary Great South Land Minerals Limited (“GSLM”). The Exploration License was granted on September 8, 2005 for a term of five years and provides exploration rights for hydrocarbons, (excluding oil shale and coal bed methane) in an area of approximately 13,336 sq. km., covering the majority of the sedimentary basin in the northern part of the island of Tasmania. As consideration to MR Associates for entering into the option agreement, Empire issued 2.5 million shares of our class A common stock, valued at $375,000 to Mr. Roberts.

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

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows:

	2008	2007
	$	$
Property and equipment	328,149	344,131
Less: accumulated depreciation	(157,722)	(95,345)

Written down value	170,427	248,786

The expense for depreciation and impairment for year ended December 31, 2008 and 2007 was $61,694 and $20,450 accordingly.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following:

	2008	2007
	$	$
RAB Loan	1,500,000	819,700
Terralina Loan	1,695,489	—
Decker Loan	—	100,000
Bendall Trust Loan	400,013	657,042
Garrison Loan	210,000	—
SmartWin Loan	2,683,910	—
Asset Purchase loan for vehicle, due monthly to 2011	44,437	75,745

	6,533,849	1,652,487
Less: current portion	(2,349,939)	(779,115)

Long term debt	4,183,910	873,372

The maturities of the Company’s long-term debts consist of the following:

Year Ending December 31,	2008
$
2009	2,349,939
2010	—
2011	4,183,910
2012	—

6,533,849

NOTE 8—CONVERTIBLE DEBENTURES AND NOTES PAYABLE

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

The notes have been discounted to record the fair value of the included warrants issued, the beneficial conversion feature imbedded in the debenture and the transaction costs. As of December 31, 2007 and 2008 no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discounts will be amortized over the term of the debenture.

	2008	2007
	$	$
Notes payable:
Gross proceeds from notes	1,500,000	1,500,000
Less: beneficial conversion feature	(420,181)	(420,181)
Less: fair value of warrants included	(416,991)	(416,991)
Less: shares issued as transaction costs	(210,000)	(210,000)
Add: fair value of stock converted for debt	—	—
Add: amortization discounts	1,047,172	366,872

Book value of note on December 31, 2008 and 2007	1,500,000	819,700

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.07	March 24, 2009
5,000,000	$0.07	March 24, 2009

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

Beginning in February 2008, entities related to two directors loaned up to $1.7 million to the company for working capital.  These loans were due on demand at December 31, 2008 and secured by Pacific Rim assets.  Both were repaid in 2009 by sale of Mach One shares and transfer of the note receivable from Mach One.

Senior Secured Note

In conjunction with the MOU, on July 17, 2008, Empire Energy, along with GSLM, signed a Senior Secured Note with Smart Win, under which the company may borrow up to AUD$5,000,000.(US$3.45 million)  Proceeds from the Note will be utilized to commence drilling for oil and gas on GSLM’s Tasmanian Basin license area SEL 13/98 and to fund GSLM operating costs in support of the exploration and drilling activity. The Note provides Smart Win the right to jointly agree that expenditures of proceeds of the Note apply to SEL 13/98. As stated in the MOU, Smart Win has agreed at signing to certain initial disbursements required to mobilize the drill rig, support GSLM operations and facilitate operation of the drilling program. Prepayments of AUD$2.3 million (US$1.6 million) were made in July 2008 to the drilling contractors to transport equipment to Tasmania and begin work on the first well.

The Note earns no interest and is secured by a pledge by Empire of 32 million newly issued shares of Empire common stock held in trust and the personal guarantee of Malcolm Bendall, Chief Executive Officer of Empire. The Note matures with the decision by Smart Win of its option to enter the joint venture agreement with GSLM regarding SEL 13/98. If Smart Win executes the joint venture agreement, the Note is cancelled and becomes part of their investment in the joint venture. If Smart Win does not execute the joint venture agreement, the note begins to accrue interest at a rate of libor plus one percent, not to exceed 6% per annum, and becomes repayable in quarterly installments over a period of two years. If necessary, the Note can be repaid by Empire, GSLM, the guarantor, transfer of the collateral shares or any combination.

NOTE 9—STOCKHOLDERS’ DEFICIT

	2008	2007
	No.	No.
Issue of Class A common stock:
2007 conversion of shares from B stock	—	868
Shares issued to Bass Resources for services	—	5,600,000
Shares issued to MR Associates for Option Agreement	—	2,500,000
Shares issued to Terralinna to settle dispute	—	1,800,000
Shares issued to Libertas related to Wind City finance	—	4,766,667
Shares recovered from Batego in cancellation of technology license	—	(15,000,000)
2008 conversion of shares from B stock	43	—
Shares issued to S.A. Sehsuvaroglu in contract settlement	6,315,800	—
Shares issued to World Technology and Trade Inc. for services	1,000,000	—
Shares issued to Kingdom Securities for share loan fee and penalty.	7,000,000	—
Shares issued to Attorney in contract settlement	450,000	—
Shares issued to Public/Investor Relations funding	10,080,000	—
Shares issued to settle Trade Debt	548,732	—
Shares issued for Construction and legal services	20,000,000	—
Shares issued to acquire Libertas Capital Ltd common stock	8,511,111	—
Shares issued for cash	7,263,281	—

	61,168,967	(332,465)

Issue of Class B Common stock:
2007 conversion of B shares into A shares	—	(868)
2008 conversion of B shares into A shares	(43)	—

	(43)	(868)

NOTE 10—OPTIONS/WARRANTS

The following table summarizes the movements in warrants in the year to December 31, 2008:

	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	15,800,000	$0.15	75,800,000	$0.15
Warrants granted	—	—	—	—
Warrants exercised	—	—	—	—
Warrants expired	(1,500,000	0.10	(60,000,000)	0.15

End of period	14,300,000	$0.09	15,800,000	$0.15

Warrants exercisable	14,300,000	$0.09	15,800,000	$0.15

The warrants have a weighted average remaining contractual life of 0.25 years, are fully vested and have a weighted average exercise price of $0.09.   Exercise price of warrants to RAB was reset in 2009 as part of an extension agreement.

The following table summarizes information about warrants outstanding at December 31, 2008:

		2008
	Exercise Prices	Number outstanding	Average remaining life in years

Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	0.50	750,000	0.78
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.07	8,550,000	0.25
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.07	5,000,000	0.25

		14,300,000

The following table summarizes the movements in options in the year to December 31, 2008 and 2007:

	2008		2007
	Shares	Weighted Average Price	Shares	Weighted Average Price
Options outstanding:
Beginning of period	27,574,079	$0.349	9,000,000	$0.175
Options granted	—	—	18,574,079	0.433
Options vested	—	—	—	—
Options exercised	—	—	—	—
Options expired	(18,574,079)	0.433	—	—

End of period	9,000,000	$0.138	27,574,079	$0.349

Options exercisable	9,000,000	$0.138	15,191,393	$0.212

The following table summarizes information about stock options outstanding at December 31, 2008.

		2008
	Exercise Prices	Number outstanding	Average remaining life in years
Issued to directors and officers of GSLM in October 2003, as detailed in Related Parties Note to the Accounts:	$0.138	9,000,000	1.00

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

The fair value of option’s vested and included in expense in the year to December 31, 2008 and December 31, 2007 were $(105,466) and $456,506, respectively. Expense totaling $105,466 was accrued in 2007 for unvested options that were forfeited in 2008.

NOTE 11—DISCONTINUED OPERATIONS

In March 2006, Empire issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China.

In December 2008, Pacific Rim was sold to Mach One Corporation ( www.machonecorp.com), a global wellness company that provides biotechnology based solutions to help address one of the world's most pressing and costly needs -- positive, long-term health and longevity benefits for humans and disease-threatened animals of commercial operations. While animal wellness, organic and sustainable products are the initial primary focus, Mach One intends in the near future to add Nutraceuticals to their growing list of operating groups.   Mach One is publicly traded.  The merger reduced our ownership percentage and increased the liquidity of the investment.  Accordingly, our financial statements have been restated to report the investment in Pacific Rim as discontinued operations.  We were able to benefit from the increased liquidity and value for this investment to pay expenses and reduce Company debt in 2009.

In November 2008, the Company determined to discontinue operations at its Pacific Rim Foods, Ltd. subsidiary to fully focus Company resources on exploration of its oil and gas license property in Tasmania.  The subsidiary was sold to Mach One Corporation in a stock for stock transaction that was completed on December 31, 2008.  The buyer is a publicly traded (pink sheet) company in the food research and manufacturing business.  The common stock of Pacific Rim was exchanged for 28 million shares of common stock of Mach One Corporation and a convertible note receivable from Mach One in the amount of $1.5 million, representing approximately one third ownership in Mach One.  The exchange of Empire's 35% ownership of Pacific Rim results in an approximate 10% ownership in Mach One, the shares will be reported as available for sale and reported on the Balance sheet at fair market value.

In 2008, Empire recognized a gain on the sale of Pacific Rim in the amount of $868,970, including a loss from operations in 2008 of $112,964.  In 2007, Empire recognized a loss from operations of $346,862.

The following is a summary of the net assets sold as at December 31, 2008 and 2007

	2008	2007
Cash	210,116	308,128
Accounts receivable	-	183,700
Prepaid expense	210,000	240,000
Inventory advances	520,020	520,020
Marketable securities	754,697	743,666
Investment in Brands	80,000	80,000
PPE	2,228	2,682

Total assets	1,777,061	2,078,196
Accounts payable	17,578	39,370
Notes Payable	100,000	400,000
Accrued liabilities	-
Total liabilities	117,578	439,370
Net assets of discontinued operations	1,659,483	1,638,826

TECHNOLOGY LICENSE

In June 2006, Empire acquired 100% of Expedia International Limited. This subsidiary entered into an agreement to license and promote certain nano-key technology. Cost of the license agreement was the issuance of fifteen million Empire common shares and transfer of five million Zeehan Zinc shares, valued at a total of $3,925,000. Expedia intended to negotiate a development agreement with Zeehan Zinc to employ this technology at the mine sites. This technology is still under development and is yet to be commercialized. In June 2007, the license agreement was cancelled to allow the company to refocus its resources and efforts on the oil and gas activities. The fee paid in 2006 was returned to the Company in 2007 and the Company recognized no gain or loss on the cancellation of the agreement and return of shares  to the Company. The fifteen million Empire common shares were returned to the treasury and cancelled. The five million Zeehan Zinc shares were restored to investment at the market value when returned and were sold in December 2007.

NOTE 12—MORTGAGE GUARANTEE

Terrex Seismic (formerly Trace Energy Services Pty Ltd) holds a registered mortgage debenture charge over all the assets and undertakings of GSLM, to a maximum prospective liability of $876,730. The charge is both fixed and floating.

NOTE 13 –JOINT VENTURE

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

Should Smart Win elect to execute the joint venture, the Note described in Note 8 would be cancelled as part of the AUD$45 million investment. Should Smart Win elect to opt out of the joint venture, the Note would be repayable by Empire or the Guarantor in quarterly payments over a period of two years.

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

NOTE 14 –INVESTMENT VALUATION

The Company’s investments are available for sale securities that are carried at fair value.  If available, quoted market prices are used to value investments.  In general, securities traded on the national securities exchanges are valued at the last reported sale price on the last day of the reporting period.  Purchases and sales of securities are reported on a trade date basis.

The Company held the following investments at December 31, 2008 and 2007:

	Fair Market Value	Unrealized Gain (Loss)
Total Investments December 31, 2007	$143,666	$(44,370)
Change in other comprehensive income	1,008,972	(614,374)
Total Investments December 31, 2008	$1,152,638	$(658,744)

NOTE 15—SUBSEQUENT EVENTS

In February 2009, the Company settled loans provided in 2008 by Directors of the Company in the original amounts of $1,565,000 and raised an additional $200,000 by selling the remaining shares of Mach One Corporation and the note receivable from Mach one.

Subsequent to December 31, 2008, the company has accrued additional contracted well drilling and standby changes in it well drilling program and continues to incur costs under its drilling program in excess of $10,000 per day.

In March 2009, the convertible debenture was extended to mature March 21, 2011 and the conversion price was adjusted to $.07 per share.  Additionally, the expiration dates on the Class A and Class B warrants were also extended to March 21, 2014. In conjunction with this extension, we issued to RAB a warrant to purchase 7.5 million additional Empire shares for a period of five years and adjusted the price of all warrants to $.07 per share.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EMPIRE ENERGY CORPORATION INTERNATIONAL

By:	/s/ MALCOLM R. BENDALL
Malcolm R. Bendall, Chief Executive Officer (Principal Executive Officer)

By:	/s/ John C. Garrison
John Garrison, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ M ALCOLM R. BENDALL Malcolm R. Bendall	Chief Executive Officer and Director	April 15, 2009

/s/ JOHN C. GARRISON John Garrison	Chief Financial Officer, Secretary and Director	April 15, 2009

/s/ Mark Callaway Mark Callaway	Director	April 15, 2009

/s/ TAD M. BALLANTYNE Tad M. Ballantyne	Director	April 15, 2009

/s/ CLIVE F. BURRETT Clive F. Burrett	Director	April 15, 2009