Form 10-Q
period 2009-03-31
EMPIRE ENERGY CORP
filed 2009-05-20
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

__________________________________________________________________________________________

FORM 10-Q

_________________________________________________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

Commission File Number: 1-10077

____________________________________________________________________________________________________________

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Exact name of small business issuer as specified in its charter)

____________________________________________________________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       .    No   X .

The issuer had 287,393,190 shares of its Class A Common Stock issued and outstanding, 100,607 shares of its Class B Common Stock issued and outstanding, and 100,607 shares of paired convertible Exchange shares issued and outstanding as of May 1, 2009, the latest practicable date before the filing of this report.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	March 31, 2009	December 31, 2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$54,919	$53,885
Receivables	1,005	12,785
Prepayments and other current assets	1,765,663	2,123,416

TOTAL CURRENT ASSETS	1,821,587	2,190,086

MARKETABLE SECURITIES	—	1,152,638
NOTE RECEIVABLE	—	523,821
OIL AND GAS PROPERTIES UNDER DEVELOPMENT	4,770,965	4,441,716
PROPERTY AND EQUIPMENT, NET	156,675	170,427

TOTAL ASSETS	$6,749,227	$8,478,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$2,399,090	$2,348,354
Trade and other payables—related party	667,802	570,419
Short term debt	2,695,788	44,437
Short term debt—related party	758,840	2,305,502
Accrued interest payable	270,000	247,500

TOTAL CURRENT LIABILITIES	6,791,520	5,516,212

NOTES PAYABLE	1,071,443	4,183,910

TOTAL LIABILITIES	7,862,963	9,700,122

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 274,715,690 and 267,215,423 shares issued and outstanding respectively	274,716	267,215
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,607 and 100,874 shares issued and outstanding respectively	101	101
Additional paid-in capital	34,204,051	33,108,372
Deficit accumulated during the exploration stage	(34,596,865)	(33,015,864)
Accumulated other comprehensive income (loss)	(995,739)	(1,581,258)

TOTAL STOCKHOLDERS’ DEFICIT	(1,113,736)	(1,221,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$6,749,227	$8,478,688

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended March 31, 2009 and 2008

(UNAUDITED)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	March 15, 1995 (Inception) to March 31, 2009
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	916,181	1,450,556	21,973,832
Exploration	7,193	687,970	9,266,110

TOTAL COSTS AND EXPENSES	923,374	2,138,526	31,239,942

LOSS FROM OPERATIONS	(923,374)	(2,138,526)	(31,239,942)

OTHER INCOME (EXPENSE)
Loss on extinguishments of debt	(610,326)	—	(610,326)
Gain on marketable securities and note receivable	1,443,403	—	1,443,403
Impairment loss on marketable securities	(1,276,667)	—	(1,276,667)
Foreign currency transaction gains (losses)	14,328	—	940,932
Loss on equity investment	—	—	(729,000)
Other income	28,833	—	185,640
Interest (expense)	(257,198)	(108,732)	(3,342,816)

LOSS BEFORE INCOME TAXES	(1,581,001)	(2,247,258)	(34,576,389)
INCOME TAXES	—	—	—

NET LOSS FROM CONTINUING OPERATIONS	$(1,581,001)	$(2,247,258)	$(34,576,389)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	(138,369)	(20,476)
NET LOSS	(1,581,001)	(2,385,627)	(34,596,865)
NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.01)	$(0.01)
Basic and diluted loss per share from discontinued operations	$—	$(0.00)
Basic and diluted loss per share	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	272,482,964	203,446,059

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2009

(UNAUDITED)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(8,853)	—	—	—
Issuance of common stock: cash	1,000	1			745	—	—	746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	8,748,012	8,748	105,857	106	(8,108)	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—	—	—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	8,807,012	8,807	105,857	106	437,630	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139			86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—	—	—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	8,945,700	8,946	105,857	106	1,381,685	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70	—	—	328,899	—	—	328,969
Net loss	—	—	—	—	—	—	(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	9,015,281	9,016	105,857	106	1,710,584	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2009

(UNAUDITED)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348	—	—	1,174,477	—	—	1,174,825
Issuance of common stock: services	23,317	23	—	—	67,863	—	—	67,886
Issuance of common stock: bonus issue	51,911,055	51,911	—	—	(51,911)	—	—	—
Net loss	—	—	—	—	—	—	(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	61,357,052	61,357	105,857	106	3,189,317	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609	—	—	590,642	—	—	591,251
Issuance of common stock: services	3,955,125	3,955	—	—	530,778	—	—	534,733
Stock issuance costs	—	—	—	—	(44,109)	—	—	(44,109)
Net loss	—	—	—	—	—	—	(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	65,921,177	65,921	105,857	106	4,266,628	115,691	(5,328,437)	(880,091)
Issuance of common stock: cash	1,028,764	1,029	—	—	607,613	—	—	608,642
Issuance of common stock: services	3,955,125	3,955	—	—	2,119,156	—	—	2,123,111
Stock issuance costs	—	—	—	—	(286,040)	—	—	(286,040)
Net loss	—	—	—	—	—	—	(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	70,905,066	70,905	105,857	106	6,707,357	(117,837)	(8,230,066)	(1,569,535)
Issuance of common stock: cash	246,800	247	—	—	159,926	—	—	160,173
Issuance of common stock: services	21,928	22	—	—	16,238	—	—	16,260
Stock issuance costs	—	—	—	—	2,007	—	—	2,007
Net loss	—	—	—	—		—	(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2009

(UNAUDITED)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for six months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for six months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—
Reverse Acquisition of GSLM	—	—	—	—	(213,249)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770		—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2009

(UNAUDITED)

	Common	Stock – A	Common	Stock – B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature, convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Warrants Issued: Wind City Note discount	—	—	—	—	250,000	—	—	250,000
Net loss for period	—	—	—	—	—	—	(9,030,480)	(9,030480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)	—	(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006	198,878,921	198,879	101,782	102	24,138,332	(473,561)	(19,946,878)	3,916,874
Conversion of Class B stock into Class A	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in rescission of license agreement	(15,000,000)	(15,000)	—	—	(2,052,500)	—	—	(2,067,500)

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (inception) Through March 31, 2009

(UNAUDITED)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Marketable securities, unrealized loss	—	—	—	—	—	29,364	—	29,364
Net loss for the year	—	—	—	—	—	—	(8,162,062)	(8,162,062

Balance at December 31, 2007	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Class B stock into Class A	43	0	(43)	(0)	—	—	—	—
Restricted shares issued in exchange for services	38,395,800	38,396	—	—	5,050,200	—	—	5,088,596
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511	—	—	1,268,156	—	—	1,276,667
Release of shares in sale of Pacific Rim	7,500,000	7,500	—	—	1,117,500	—	—	1,125,000
Restricted shares issued in exchange for cash	7,263,281	7,263	—	—	554,500	—	—	561,763
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	—	(850,365)	—	(850,365)
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Securities mark to market	—	—	—	—	—	(614,367)	—	(614,367)
Net loss for the period ended December 31, 2008	—	—	—	—	—	—	(4,906,924)	(4,906,924)

Balance at December 31, 2008	267,215,423	267,215	100,874	101	33,108,372	(1,581,258)	(33,015,864)	(1,221,434)
Conversion of Class B stock into Class A	267	—	(267)	—	—	—	—	—
Restricted shares issued in exchange for services	7,500,000	7,500	—	—	417,500	—	—	425,000
Unrealized effect of the change in foreign currency exchange rates	—	—	—	—	—	(73,225)	—	(73,225)
Warrants issued with debt	—	—	—	—	678,179	—	—	678,179
Securities mark to market	—	—	—	—	—	658,744	—	658,744
Net loss for the period ended March 31, 2009	—	—	—	—	—	—	(1,581,001)	(1,581,001)
Balance at March 31, 2009	274,715,690	274,716	100,607	101	34,204,051	(995,739)	(34,596,865)	(1,113,736)
Comprehensive loss March 31, 2008	—	—	—	—	—	(2,432,853)	—	—
Comprehensive loss March 31, 2009	—	—	—	—	—	(995,482)	—	—

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three Months Ended March 31, 2009 and 2008

(Unaudited)

	2009	2008	March 15, 1995n (Inception) to March 31, 2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(1,581,001)	(2,385,627)	(34,596,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	517,621	743,384	10,522,916
Discontinued operations	—	(88,374)	(1,090,022)
Depreciation	13,752	38,444	165,216
Loss on disposal of fixed assets	—	—	207
Loss on equity investment	—	—	729,000
Loss on extinguishments of debt	610,326	—	610,326
Gain on marketable securities and note receivable	(1,443,403)	—	(1,443,403)
Impairment loss on marketable securities	1,276,667	—	1,276,667
Foreign currency transaction gains	(14,328)	—	(940,935)
Changes in operating assets and liabilities:
(Increase) Decrease in receivables	11,780	(874)	(105,474)
(Increase) Decrease in prepaid expenses and other assets	357,754	4,947	1,338,806
Increase (Decrease) in payables and accrued expenses	233,950	(549,645)	6,891,136
NET CASH USED IN OPERATING ACTIVITIES	(16,882)	(2,237,745)	(16,625,757)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity investments	—	—	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	—	(26,595)	(2,032,224)
Proceeds of sale of property and equipment	—	—	1,741,967
Oil and gas properties under development	(329,250)	—	(4,770,966)
Proceeds from the sale of (investments in) marketable securities	154,837	—	(33,199)
Proceeds from collection of note receivable	—	—	320,178
Deconsolidation of subsidiary	—	—	(210,116)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(174,413)	(26,595)	2,454,724

CASH FLOWS FROM FINANCING ACTIVITIES
Capital raising costs	—	—	(328,142)
Proceeds from issuance of notes payable	283,786	1,550,000	11,835,396
Proceeds from issuance of shares	—	—	6,984,601
Principal payments on notes payable	(4,233)	(22,349)	(4,310,898)
Proceeds from the sale of non-controlling interests	—	—	1,040,741

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	279,553	1,527,651	15,221,698

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(87,224)	(28,632)	(995,746)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,034	(765,321)	54,919
CASH AND CASH EQUIVALENTS – beginning of period	53,885	1,228,903	—

CASH AND CASH EQUIVALENTS – end of period	54,919	463,582	54,919
CASH PAID FOR:
Taxes	—	—	—
Interest	728	14,224	515,720
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with Empire stock	—	720,000
Debt settled with Marketable Securities	1,945,555	—
Value of warrants issued with note payable	428,557

See summary of significant accounting policies and notes to financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009 and 2008

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for 2008 as reported in the 10-K have been omitted.  All balances are stated in United States dollars unless otherwise noted.

Organization: Empire Energy Corporation International was incorporated in Utah on November 10, 1983. During 2002, EEGC entered into an agreement to acquire Great South Land Minerals (“GSLM”). Effective April 12, 2004, EEGC changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares from 50 million to 100 million and affected a 1 for 10 reverse stock split. The acquisition of GSLM, was completed April 7, 2005. In August 2005, EEGC further increased its authorized shares from 100 million to 300 million.

Reverse Acquisition: On April 7, 2005 (acquisition date) Empire Energy received 96.4% acceptances for its bid to acquire all the common stock in GSLM and on June 15, 2005 Empire Energy compulsorily acquired the remaining common stock of GSLM. All of the outstanding shares of GSLM were exchanged for 62,426,782 shares of Empire Energy common stock in a one for one scrip issue. Pursuant to the guidance in Appendix B of SEC Accounting Disclosure Rules and Practices Official Text, the merger of a private operating company into a non-operating public shell corporation with nominal net assets typically results in the owners and management of the private company having actual or effective operating control of the combined company after the transaction, with the shareholders of the former public shell continuing only as passive investors. These transactions are considered to be capital transactions in substance, rather than business combinations. That is, the transaction is equivalent to the issuance of stock by the private company for the net monetary assets of the shell corporation, accompanied by a recapitalization. Accordingly, the reverse acquisition has been accounted for as a recapitalization. The costs of the reverse acquisition (transaction costs) have been charged to expense.  For accounting purposes, GSLM is considered the acquirer in the reverse acquisition and all history presented is that of GSLM. Accordingly, the inception date of March 1995 reflected in the consolidated financial statements is the date GSLM began operations. The accompanying consolidated financial statements of the Company reflect the historical results of GSLM, and the consolidated results of operations of the Company and GSLM subsequent to the date of the reverse acquisition.

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

Since March 2006, we held a substantial and consolidated interest in Pacific Rim Foods Limited, a China based food processing concern. In December 2008, we completed the sale of this Subsidiary to Mach One Corporation, a publicly traded health research company.  The accompanying consolidated financial statements have been retroactively restated to reflect the former investment in Pacific Rim as discontinued operations.

Going Concern and Liquidity: EEGC is in the exploration and development stage, devoting substantially all of its efforts to exploration and raising financing. EEGC has substantially funded its operations with proceeds from the issuance of common stock and convertible debt.  In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway. However, the Company has yet to generate any revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditures during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditures under the Company’s key mineral exploration lease.

The Company’s key mineral exploration lease expires September 30, 2009.

•	Current liabilities of $6,791,520 exceed current assets of $1,821,587 including cash or cash equivalents of $54,919 at March 31, 2009.

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

The Company has either planned the following activities or completed the following activities exist to address the above going concern issues.

•	Great South Land Minerals Limited received loans from directors and other parties in the amount of $500,000 and the Company continues to seek funding opportunities from other sources.

•	Empire sold investment assets to reduce debt and provide working capital in the amount of $2 million.

•	Empire issued common shares to pay liabilities and expenses totaling approximately $500,000.

•	Obtain approval to increase authorized shares to allow additional acquisitions and fund-raising activities

•	Seek acquisitions that will provide capital and cash flow

•	Refinance opportunities and use additional shares to pursue development activities.

•	Enter into negotiations with a number of parties for additional funding.

NOTE 2 – TAXATION

In assessing the realisability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at March 31, 2008 and 2009 reduces the net deferred tax assets to $0.

NOTE 3 –RELATED PARTY TRANSACTIONS

In January 2009, in conjunction with the resignation of a director, the Company  paid certain employment entitlements to the resigning director by issuing 2.5 million shares of the Company’s common stock valued at approximately $150,000  which was recognized as compensation expense in the consolidated statement of operations for the period ended March 31, 2009; additionally, the Company made  payment of approximately $18,000 of outstanding amounts owed to a company controlled by the former director. Shares were valued at quoted market price on the date of the agreement.

In January 2009, in conjunction with the aforementioned resignation, a company controlled by the former director provided new funding in the form of a demand note payable by the Company in the amount of approximately $262,000 (AU$400,000) earning interest at an annual rate of 10% per annum. In conjunction with the note payable, the Company issued a warrant to allow purchase of 7 million Empire common shares for a period of five years at a price of $.07 per share.  The fair value of the warrant was determined to be $92,622 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and risk-free interest rate of 0.5%.  Since the note is due on demand, the value of the warrant, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended March 31, 2009.  Additionally, the Company, via the principal shareholder,  issued 2 million common shares of Zeehan Zinc Limited (ZZL.L), an AIM listed company which had a fair value of approximately $24,000, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended March 31, 2009 and a related party payable in the consolidated balance sheet at March 31, 2009.

In January 2009, in conjunction with the aforementioned resignation, the Company ,repaid loans made to the company by  a company controlled by the former director in the principal amount of $1,430,000 plus accrued interest approximating $265,000. Consideration paid by the Company included 4,506,000 marketable securities valued at approximately $1,130,000  and a convertible note receivable valued at approximately $1,050,000,  net of approximately $155,000 in cash received and forgiveness of approximately $5,000 of amounts owed by the Company.  The Company recognized a combined net loss of approximately $325,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended March 31, 2009.

In February 2009, the Company, repaid loans made to the company by a director in the principal amount of $250,000 plus accrued interest approximating $5,000. Consideration paid by the Company included 1,810,000 of  marketable securities valued at approximately $344,000  and an option to convert the remaining amounts owed of approximately $10,000 into the Company’s common stock at an exercise price of $0.07/share for a period of up to 5 years; the fair value of the option was determined to be approximately $5,000 using the Black Scholes model with expected volatility of 101%, no expected dividends, an expected term of five years and risk-free interest rate of 0.5%.  The Company recognized a loss of approximately $95,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended March 31, 2009.

NOTE 4—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2009	December 31, 2008
	$	$
RAB Loan	1,500,000	1,500,000
RAB Loan discount	(428,557)	—
Terralinna Loan	262,268	1,695,489
Bendall Trust Loan	400,013	400,013
Other Loans	96,559	210,000
SmartWin Loan	2,655,582	2,683,910
Asset Purchase Loan	40,206	44,437

	4,526,071	6,533,849
Less: current portion	(3,454,628)	(2,349,939)

Long term debt	1,071,443	4,183,910

The maturities of the Company’s long-term debts consist of the following:

Year Ending December 31,	2008
$
2009	3,454,628
2010	—
2011	1,071,443
2012	—

4,526,071

In March 2009, the 6% convertible debenture agreement with RAB Special Situations (Master) Fund Limited in the face amount of $1,500,000 was extended to mature March 21, 2011 and the conversion price was reduced to $.07 per share.  In conjunction with this extension, the expiration dates on the expiring Class A and Class B warrants were extended to March 21, 2014 and the Company issued to RAB a Class C warrant to purchase 7.5 million additional Empire shares for a period of five years.  The adjusted exercise price of the Class A and Class B warrants was reset to $.07 per share. The Company evaluated the modification under EITF 96-19 and concluded that this modification was an extinguishment of the original debt.   The convertible debenture has been discounted by $428,557 to record the fair value of the convertible note as extended.  The fair value of the new warrant, the extended warrants and the convertible feature of the note was determined to be $585,640 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and risk-free interest rate of 0.5%.  The discount value of the warrant will be amortized to interest expense over the two year term of the debenture.  The value of the warrants and conversion feature was recorded as an addition to paid in capital. The Company recognized a loss of approximately $157,000 representing the difference between the fair value of the net consideration issued of $1,657,000 ($1,071,000 fair value of the extended debt plus the fair value of the new warrant, the extended warrants and the convertible feature of the note of $586,000) in the settlement transaction and the carrying value of the amounts due of $1,500.000 The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended March 31, 2009. As of March 31, 2009, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discount will be amortized over the term of the debenture.

	2009	2008
	$	$
Notes payable:
Carrying value of original note	1,500,000	1,500,000
Less: adjustment to fair value (as if converted)	(428,557)	(1,047,172)
Add: fair value of stock converted for debt	—	—
Add: amortization discounts	—	1,047,172

Carrying value of note on March. 31, 2009 and December 31, 2008	1,071,443	1,500,000

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.07	March 2014
5,000,000	$0.07	March 2014
7,500,000	$0.07	March 2014

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon the occurrence of certain events.

NOTE 5 – SHAREHOLDERS EQUITY

In February 2009, the Company entered into consulting and promotion arrangements with two parties at a cost of 5 million common shares reported at a value of $425,000.  Shares were valued at quoted market prices on the date of the agreement.

NOTE 6— WARRANTS

The following table summarizes the movements in warrants for the year ended December 31, 2008 and the three month period ended March 31, 2009:

	March 31, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	14,300,000	$0.09	15,800,000	$0.15
Warrants granted	14,500,000	0.07	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	(1,500,000)	0.10

End of period	28,800,000	$0.08	14,300,000	$0.09

Warrants exercisable	28,800,000	$0.08	14,300,000	$0.09

The warrants have a weighted average remaining contractual life of 5.0 years, are fully vested and have a weighted average exercise price of $0.08.   Warrants have no aggregate intrinsic value at March 31, 2009 or at December 31, 2008.

The following table summarizes information about warrants outstanding at December 31, 2008:

	Exercise Prices	Number outstanding	Average remaining life in years

Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	0.50	750,000	0.78
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	8,550,000	5.0
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	5,000,000	5.0
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	7,500,000	5.0
Terralinna pty Ltd., rights expiring January 2014	0.07	7,000,000	5.0

		28,800,000

NOTE 7 – SUBSEQUENT EVENTS

In April 2009 we acquired Grand Monarch Holding Ltd. at a cost of 2.5 million Empire shares valued at $150,000 on the date of issuance. Grand Monarch is a publicly reporting company that has an agreement to acquire Geominex Resources Limited in a transaction that would leave Empire with ownership of 10% of Grand Monarch and Geominex.  Geominex is a UK private company which has exploration and mining activities in Africa.  In conjunction with the acquisition of interests in Geominex and Grand Monarch, we filed applications for two additional tenement licenses in Tasmania.  One application for the coal-bed methane horizons of the existing SEL 13/98 tenement which would be tested commencing with the Bellevue #1 exploratory well.  The second application for a further 12,040 square kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out.

In April 2009, we issued 10,177,500 common shares to establish a borrowing facility.  We received an immediate advance of $200,000 from this arrangement for working capital.  Future funding will be advanced based on market value of the shares held and will depend on market conditions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have four wholly-owned subsidiaries: Great South Land Minerals Limited, Bob Owen Company, Cyber Finance Limited and Expedia Limited.  Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure obligations under the license conditions (refer Table 3 and rider). The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has accumulated expenditure to date of AUD $36.8 million (US $32.3 million).

Terrex Seismic performed on our behalf a AUD $4.4 million (US $3.0 million) 2007 seismic survey which was additional to the approximately AUD $2.23 million (US $1.54 million) 2006 program and the 660 line kilometers of survey that we acquired from 2001.  A total of 1149 line kilometers have been acquired. These surveys have indicated the presence of over 14 structures which have the potential to have trapped oil and gas. Our two largest structures the Bellevue Dome (anticline) and the Thunderbolt Dome (anticline) are structures over 1000 sq km (2.47 million acres) in area and have the potential to contain substantial volumes of oil and gas.

The seismic program commenced on a 58.76 kilometer survey area in Tasmania around the township of Zeehan in March 2007, finished that survey and commenced the program on Special Exploration License 13/98 in April 2007. The information obtained from this activity on an outside area assisted with the interpretation of the seismic signature of deeper rock sequences under the Tasmania Basin which we have classified as being within the Larapintine petroleum system. It is one of three petroleum systems currently identified as prospective onshore Tasmania and the Gondwana Land System which outcrops at the surface (commonly known as the Tasmania Basin) is analogous to the Cooper Basin (in central Australia) which was discovered in the early 1960’s.

With our consultants, we reviewed the geology and geophysics of the Central Highlands of Tasmania, using data acquired from the 2001, 2006 and 2007 seismic surveys and previous extensive regional ground gravity and aerial magnetic surveys acquired during the last 20 years.  This work assisted in further defining drilling targets and will form the basis of well location, design and engineering. He also coordinated a more detailed prospect definition gravity survey to assist with the interpretation and analysis of the seismic results. The gravity data was acquired by independent contractor Solo Geophysics.

In the fourth quarter 2007, we performed additional seismic surveys in certain areas identified by the prior 2D survey as the apex of potential targets that have potential oil and gas traps and then engaged in 3D surveys to supplement and expand earlier data with the view of assisting in the management of an extraction plan should our exploration wells be successful in discovering reserves which can be produced.

In 2008 international geoscience consulting company RPS Energy prepared an updated Competent Person’s Report on GSLM’s tenement and Beacon Equity prepared a research report on Empire Energy that covered GSLM’s activities.  During early 2008, final site selection was carried out for drilling exploratory wells using previously acquired geological, geophysical and geochemical data.  Extensive environmental, forestry, heritage, archaeological, acoustic, hydrogeological and engineering studies were carried out on the Bellevue and Thunderbolt structures and sites at Bellevue and Thunderbolt were selected.  A management system audit of Hunt Energy and GSLM was carried out in August 2008, drilling plans for Bellevue#1 and Thunderbolt#1 were submitted to Mineral Resources Tasmania and approval to drill both exploratory wells was obtained. Preliminary investigations were also carried out at the Lonnavale #1 well site.  Extensive site work began at Bellevue#1 in the July and August 2008.

In July 2008, with the financial guarantee of our Chief Executive Officer, we obtained a secured loan in the amount of AU$5 million (US$ 3.45 million) to pursue the drilling program on SEL 13/98. Initial draw on this loan of approximately AU$2.7 million  (US$1.86 million) allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note was expected to fund the drilling program and complete at least the first well. In conjunction with this note, we agreed to a memorandum of understanding that could bring up to AU$45 million (US$31.1 million) to the drilling program in exchange for up to a 50% interest in the license property. This additional funding should allow drilling of up to an additional 14 exploratory wells in 2009.

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters.  The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the well.  Onsite inspection was conducted by MODUSPEC whose report on the condition of the rig was received on the 30th December 2008.  The continued drilling has not commenced, as we have been unable to raise the necessary funds to progress.   This includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AU$5 million (USD $3.45 million) Note as well as the effects of the global financial crisis and the apparent refusal of creditors to advance funds on new projects and the failure of historic sources of those funding exploration ventures.   Management remains confident that this shortage of operating capital will ease but there can be no guaranty that we will be able to finance the balance of our project at this juncture, which could cause the failure of our business.  We have incurred significant standby charges since September 30, 2008 and continue to incur costs at a rate over $ 10,000 per day.

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

During the quarter ended March 31, 2009, the combined Company generated no oil and gas revenue. The Company generated a loss from operations of $923,374 primarily by incurring GSLM exploration expenses of $7,193 and general & administrative expenses of $916,181, including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended March 31, 2008, the Company also generated no revenue. The Company generated a loss from operations of $2,138,526 primarily by incurring exploration expenses of $687,970 and general and administrative expenses of $1,450,556, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

In anticipation of the drilling program, the Company leased living quarters for workers near the lease site.  With the delay in the drilling program, the Company is operating the facility and generating a other revenue from the facility.  Total revenue earned is $108,000, offset by operating expenses, is reported as $28,833 of Other income in the financial statements.

The Company sold its investment in Mach One Corporation and its Note Receivable from Mach One in January to reduce debt and generate working capital.  The Mach One investment was received in exchange for the longer term investment in Pacific Rim Foods and was not deemed a key asset.  Appreciation in the Mach One shares allowed us to record a gain of $990,000 on the sale of the shares and debt settlement.  Due to a lack of liquidity and uncertainty, we recorded a permanent impairment in the value of our investment in the common stock of Libertas Capital.  We hold 7,660,000 shares that we received in 2008 in exchange for Empire shares.  We presently report no asset value for marketable securities.

In April 2009 we acquired an ownership interest in a publicly reporting company at a cost of 2.5 million Empire shares valued at $150,000 on the date of issuance.  This acquired company has an agreement to acquire a 10% interest in a UK private company which has exploration and mining activities in Africa.  In conjunction with this agreement we filed applications for two additional tenement licenses in Tasmania.  One application is for the coal-bed methane horizons of the existing SEL 13/98 tenement which would be tested commencing with the Bellevue #1 exploratory well.  The second application is for a further 12,040 sq. kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq. kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out.

Liquidity and Capital Resources

On March 31, 2009, the Company had $54,919 in cash, $1,765,663 in prepayments of exploration costs and other expenses, $1,005 in receivables and $6,791,520 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $1,071,443 in long-term debt. Approximately $1.7 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used in operating activities for the three months ended March 31, 2009 was $16,882 compared to $2,237,745 for the three months ended March 31, 2008. Cash used by investing activities was $174,413 during the three months ended March 31, 2009. Cash used in investing activities during the three months ended March 31, 2008 was $26,595. Net cash provided by financing activities during the three months ended March 31, 2009 was $279,553. Net cash used in financing activities was $1,527,651, primarily proceeds from notes payable during the three months ended March 31, 2008. Additional financing will be needed during 2009 to continue to develop the license property and pursue the company’s business plan.

Matters affecting liquidity during the 2009.  In March 2009, the 6% convertible debenture due to RAB Special Situations Fund was extended to mature March 2011 and the conversion price was adjusted to $.07 per share.  In conjunction with this extension, we issued to RAB an additional warrant to purchase 7.5 million Empire shares for a period of five years, extended the existing warrants for a period of five years and adjusted the exercise price of all warrants to $.07 per share.

In January 2009, the Company settled loans provided in 2008 by Directors of the Company in the original amounts of $1,5 million and  raised an additional $200,000 by selling marketable securities and a note receivable.

The Company has incurred additional contracted standby charges while it seeks adequate funding and is preparing for its well drilling program and continues to incur such costs in excess of $10,000 per day.

In February 2009, the Company entered into consulting and promotion arrangements with two parties at a cost of five million common shares.  Expense of $425,000 was recorded based on the market value of the shares when issued.

In April 2009 we acquired an ownership interest in a publicly reporting company at a cost of 2.5 million Empire shares valued at $150,000 on the date of issuance.  This acquired company has an agreement to acquire a 10% interest in a UK private company which has exploration and mining activities in Africa.  In conjunction with this agreement we filed applications for two additional tenement licenses in Tasmania.  One application is for the coal-bed methane horizons of the existing SEL 13/98 tenement which would be tested commencing with the Bellevue #1 exploratory well.  The second application is for a further 12,040 sq. kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq. kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out.

In April 2009, we issued 10,177,500 common shares to establish a borrowing facility.  We received an immediate advance of $200,000 from this arrangement for working capital.  Future funding will depend on market conditions.

EEGC is in the development stage, devoting substantially all of its efforts to exploration of its oil and gas license in Tasmania and raising capital to finance its exploration of its oil and gas license. EEGC has substantially funded its operations with proceeds from the issuance of common stock. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues if commercial operations get underway.  The Company has yet to generate any oil or gas revenues and has no assurance of future oil or gas revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

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

Off Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses except as noted hereinafter.  We are a party to operating leases and license agreements that represent commitments for future payments (described in the financial statements).   In addition, we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of March 31, 2009, the Company’s disclosure controls and procedures were not effective as of March 31, 2009.  As reported on Form 10K filed for the year ended December 31, 2008, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office, a lack of specific anti-fraud controls and lack of a whistle-blower policy and procedure..  The company has not added personnel or procedures to alleviate these material weaknesses but compensates through additional reconciliation of material accounts, oversight,  independent review and officer involvement.

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

On March 31, 2009 are wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately AU$441,000 (US$309,000) claimed due pursuant to our drilling contract with Hunt.  The Company negotiated an ongoing arrangement with Hunt that has deferred any action and withdrawn the statutory claim and is allowing work to proceed on the exploratory drilling.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually, or in the aggregate, a material adverse affect on our business, financial condition or operating results.

Item 1A.	Risk Factors.

Risk factors have not changed materially from those listed in the annual report Form 10-K filed April 16, 2009 for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2009, the company issued 5,000,000 shares of common stock to contractors to provide promotional services and issued 2,500,000 shares to a former director in settlement of an employment contract. Shares were valued at market price on the date of the transaction.

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

Empire Energy Corporation International

May 18, 2009	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

May 18, 2009	By:	/s/ John Garrison
John Garrison Chief Financial Officer