Form 10-Q
period 2009-09-30
EMPIRE ENERGY CORP
filed 2009-11-23
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________________________________

FORM 10-Q

_________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

Commission File Number: 1-10077

___________________________________________

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Exact name of small business issuer as specified in its charter)

Nevada	87-0401761
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

4500 College Blvd, Suite 240, Leawood, KS	66211
(Address of Principal Executive offices)	(Zip Code)

Issuer’s telephone number: (913) 663-2310

_________________________________________________

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer had 278,543,190 shares of its Class A Common Stock issued and outstanding, 100,607 shares of its Class B Common Stock issued and outstanding, and 100,607 shares of paired convertible Exchange shares issued and outstanding as of November 15, 2009, the latest practicable date before the filing of this report.

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

Item 1.

Financial Statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	September 30,	December 31,
	2009	2008
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,227	$53,885
Receivables	2,239	12,785
Prepayments and other current assets	17,252	2,123,416

TOTAL CURRENT ASSETS	20,718	2,190,086

MARKETABLE SECURITIES	—	1,152,638
NOTE RECEIVABLE	—	523,821
OIL AND GAS PROPERTIES UNDER DEVELOPMENT	9,352,851	4,441,716
PROPERTY AND EQUIPMENT, NET	92,973	170,427
DEPOSITS	65,468	—

TOTAL ASSETS	$9,532,010	$8,478,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$4,501,665	$2,348,354
Trade and other payables—related party	1,013,080	570,419
Short term debt	3,633,658	44,437
Short term debt—related party	1,036,300	2,305,502
Accrued interest payable	315,000	247,500

TOTAL CURRENT LIABILITIES	10,499, 703	5,516,212

NOTES PAYABLE	1,160,199	4,183,910

TOTAL LIABILITIES	11,659,902	9,700,122

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, (599,000,000 authorized) issued with a par value of $0.001, 278,543,190 and 267,215,423 shares issued and outstanding respectively	278,543	267,215
Class B Common stock, (1,000,000 authorized) issued with a par value of $0.001, 100,607 and 100,874 shares issued and outstanding respectively	101	101
Additional paid-in capital	34,378,321	33,108,372
Deficit accumulated during the exploration stage	(37,229,610)	(33,015,864)
Accumulated other comprehensive income (loss)	444,753	(1,581,258)

TOTAL STOCKHOLDERS’ DEFICIT	(2,127,892)	(1,221,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,532,010	$8,478,688

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended September 30, 2009 and 2008

(UNAUDITED)

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008 (Restated)
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	688,898	759,797
Exploration costs	7,639	59,859
TOTAL COSTS AND EXPENSES	696,537	819,656

LOSS FROM OPERATIONS	(696,537)	(819,656)

OTHER INCOME (EXPENSE)
Foreign currency transaction gains (losses)	(291,978)	—
Other income	93,543	—
Interest (expense)	(119,379)	(80,408)

LOSS BEFORE INCOME TAXES	(1,014,351)	(900,064)
INCOME TAXES	—	—
NET LOSS FROM CONTINUING OPERATIONS	(1,014,351)	(900,064)

LOSS FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	1,017
NET LOSS	$(1,014,351)	$(899,047)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.00)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	278,543,190	233,170,150

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine Months Ended September 30, 2009 and 2008 and from March 15, 1995 (Inception) to September 30, 2009

(Unaudited)

	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008 (Restated)	March 15, 1995 (Inception) to September 30, 2009
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general & administrative	2,490,960	4,254,672	23,544,476
Exploration costs	32,261	101,070	9,295,307
TOTAL COSTS AND EXPENSES	2,523,221	4,355,742	32,839,783

LOSS FROM OPERATIONS	(2,523,221)	(4,355,742)	(32,839,783)

OTHER INCOME (EXPENSE)
Realized gain on marketable securities and note receivable	1,443,403	—	1,496,459
Impairment loss on marketable securities	(1,276,667)	—	(1,277,336)
Foreign currency transaction gains (losses)	(794,925)	—	131,679
Loss on extinguishments of debt	(610,326)	—	(610,326)
Loss on equity investment	(100,000)	—	(829,000)
Other income	205,553	—	362,360
Interest (expense)	(557,563)	(488,382)	(3,643,181)

LOSS BEFORE INCOME TAXES	(4,213,746)	(4,844,124)	(37,209,128)
INCOME TAXES	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	(4,213,746)	(4,844,124)	(37,209,128)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	73,476	(20,476)

NET LOSS	$(4,213,746)	$(4,770,648)	$(37,229,604)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.02)	$(0.02)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.02)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	276,082,421	218,810,543

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through September 30, 2009

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

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through September 30, 2009

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

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through September 30, 2009

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

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through September 30, 2009

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

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through September 30, 2009

(UNAUDITED)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No	$	No	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Marketable securities, unrealized loss	—	—	—	—	—	29,364	—	29,364
Net loss for the year	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Class B stock into Class A	43	—	(43)	—	—	—	—	—
Restricted shares issued in exchange for services	38,395,800	38,396	—	—	5,050,200	—	—	5,088,596
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511	—	—	1,268,156	—	—	1,276,667
Release of shares in sale of Pacific Rim	7,500,000	7,500	—	—	1,117,500	—	—	1,125,000
Restricted shares issued in exchange for cash	7,263,281	7,263	—	—	554,500	—	—	561,763
Unrealized change in foreign currency exchange rates	—	—	—	—	—	(850,365)	—	(850,365)
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Marketable securities, unrealized loss	—	—	—	—	—	(614,367)	—	(614,367)
Net loss for the period ended December 31, 2008	—	—	—	—	—	—	(4,906,924)	(4,906,924)

Balance at December 31, 2008	267,215,423	267,215	100,874	101	33,108,372	(1,581,258)	(33,015,864)	(1,221,434)
Conversion of Class B stock into Class A	267		(267)	—	—	—	—	—
Restricted shares issued in exchange for services	8,827,500	8,828	—	—	469,270	—	—	478,098
Restricted shares issued in exchange for the acquisition of Grand Monarch Holdings	2,500,000	2,500	—	—	122,500	—	—	125,000
Unrealized change in foreign currency exchange rates	—	—	—	—	—	1,367,267		1,367,267
Warrants issued with debt	—	—	—	—	678,179	—	—	678,179
Marketable securities, unrealized loss	—	—	—	—	—	658,744	—	658,744
Net loss for the period ended September 30, 2009	—	—	—	—	—	—	(4,213,746)	(4,213,746)
Balance at September 30, 2009	278,543,190	278,543	100,607	101	34,378,321	444,753	(37,229,610)	(2,127,892)
Comprehensive loss September 30, 2008 (Restated)						(6,235,380)
Comprehensive loss September 30, 2009						(2,187,735)

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended September 30, 2009 and 2008 and from March 15, 1995 (Inception) to September 30, 2009

(Unaudited)

	2009	2008 (Restated)	March 15, 1995 (Inception) to September 30, 2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,213,746)	(4,770,648)	(37,229,610)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	478,100	1,970,050	9,838,715
Discontinued operations	—	(73,476)	20,476
Depreciation	50,727	69,000	202,191
Amortization of debt discount	181,378	—	181,378
Stock options vested (forfeited)	—	(105,466)	674,680
Loss on disposal of fixed assets	—	—	207
Loss on equity investment	100,000	—	829,000
Loss on extinguishments of debt	610,326	—	610,326
Realized gain on marketable securities and note receivable	(1,443,403)	—	(1,496,459)
Impairment loss on marketable securities	1,276,667	—	1,277,336
Foreign currency transaction loss (gain)	794,925	—	(131,679)
Changes in operating assets and liabilities:
Receivables	10,546	(106,163)	(2,239)
Prepaid expenses and other assets	438,133	(649,410)	(17,252)
Trade payables and accrued expenses	1,110,292	(173,093)	7,767,478
NET CASH USED IN OPERATING ACTIVITIES	(606,055)	(3,839,206)	(17,475,452)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity investments	—	—	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	(2,398)	(29,122)	(2,034,622)
Proceeds from sale of property and equipment	29,126	—	1,771,093
Oil and gas properties under development	(1,622,794)	(1,931,902)	(6,064,510)
Proceeds (cost) of marketable securities	154,837	(8,978)	(33,199)
Proceeds from collection of note receivable	—	—	320,178
Deconsolidation of subsidiary, net of proceeds	25,000	—	(10,603)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(1,416,230)	(1,970,002)	1,387,421

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	644,642	5,049,208	12,196,252
Proceeds from issuance of common shares, net of $328,142 of direct issuance costs	—	—	6,656,459
Principal payments on notes payable	(42,282)	(20,788)	(4,348,947)
Proceeds from the sale of non-controlling interests	—	300,000	1,140,741
NET CASH PROVIDED BY FINANCING ACTIVITIES	602,360	5,328,420	15,644,505

EFFECT OF EXCHANGE RATE CHANGES ON CASH	1,367,267	630,410	444,753
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(52,658)	(944,754)	1,227
CASH AND CASH EQUIVALENTS – beginning of period	53,885	1,228,903	—

CASH AND CASH EQUIVALENTS – end of period	1,227	284,149	1,227

CASH PAID FOR:
Taxes	—	—	—
Interest	9,509	19,755	524,501

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Prepaid expense paid with Empire stock	—	2,550,000
Acquisition of marketable securities with Empire stock	—	1,276,667
Debt settled with Empire stock	—	842,810
Issuance of stock for acquisition of Grand Monarch Holdings	125,000	—
Debt settled with marketable securities	1,945,555	—
Accrued capitalized exploration costs	1,606,127	—
Fair value of warrants issued with debt	428,557	—

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009 and 2008

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2008. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2008 as reported in the Form 10-K have been omitted.  All balances are stated in United States dollars unless otherwise noted.

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co., and Expedia International.

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

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration expenditures during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditures under the Company’s key mineral exploration lease.

•	The Company’s key mineral exploration lease expired September 30, 2009. Renewals of key lease applications have been lodged but have not yet been awarded.

•	Current liabilities of $10,499,703 exceed current assets of $20,718 including cash or cash equivalents of $1,227 at September 30, 2009.

There can be no assurance that the Company will be able to obtain financing on commercially reasonable terms. The continuing viability and its ability to continue as a going concern and to meet its obligations as they fall due is dependent on the Company being successful in raising additional funds. The Company’s inability to raise capital  or renew its leases may have a material adverse affect on its financial condition, ability to meet its obligations and operating needs and results of operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts nor to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company has either planned the following activities or completed the following activities exist to address the above going concern issues.

•	Obtain approval to increase authorized shares to allow additional acquisitions and capital

•	Seek acquisitions that will provide capital and cash flow

•	Refinance opportunities and use additional shares to pursue development activities.

NOTE 2 – TAXATION

In assessing the realizability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at September 30, 2008 and 2009 reduces the net deferred tax assets to $0.

NOTE 3 – RELATED PARTY TRANSACTIONS

In January 2009, in conjunction with the resignation of a director (Phil Simpson), the Company paid certain employment entitlements to the director (Phil Simpson) by issuing 2.5 million shares of the Company’s common stock valued at approximately $150,000  which was recognized as compensation expense in the consolidated statement of operations for the period ended  September 30, 2009. Additionally, the Company made payment of approximately $18,000 to settle outstanding amounts owed to a company (Terralinna) controlled by the former director (Phil Simpson). Shares were valued at quoted market price on the date of the agreement.

In January 2009, in conjunction with the aforementioned resignation, a company (Terralinna) controlled by the former director (Phil Simpson) provided new funding in the form of a demand note payable by the Company in the amount of approximately $349,000 (AU$400,000) earning interest at an annual rate of 10% per annum. In conjunction with the note payable, the Company issued a warrant to allow for the purchase of 7 million Empire common shares for a period of five years at a price of $.07 per share.  The fair value of the warrant was determined to be $92,622 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and risk-free interest rate of 0.5%.  Since the note is due on demand, the value of the warrant, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended September 30, 2009.  Additionally, the Company, via the principal shareholder, issued 2 million common shares of Zeehan Zinc Limited (ZZL.L), an AIM listed company which had a fair value of approximately $24,000, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended September 30, 2009 and a related party payable in the consolidated balance sheet at September 30, 2009.

In January 2009, in conjunction with the aforementioned resignation, the Company, repaid loans made to the Company by a company (Terralinna) controlled by the former director (Phil Simpson) in the principal amount of $1,430,000 plus accrued interest approximating $265,000. Consideration paid by the Company included 4,506,000 shares of marketable securities of Mach One valued at approximately $1,125,000 and a convertible note receivable owed to the Company by Mach One valued at approximately $1,050,000,  net of approximately $155,000 in cash received and forgiveness of approximately $5,000 of amounts owed by the Company.  The Company recognized a combined net loss of approximately $320,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended September 30, 2009.

In February 2009, the Company repaid loans made to the Company by a director (John Garrison) in the principal amount of $210,000 plus accrued interest approximating $5,000. Consideration paid by the Company included 1,810,000 shares of marketable securities valued at approximately $344,000 and an option to convert the remaining amounts owed of approximately $10,000 into the Company’s common stock at an exercise price of $0.07 per share for a period of up to 5 years; the fair value of the option was determined to be approximately $5,000 using the Black Scholes model with expected volatility of 101%, no expected dividends, an expected term of five years and risk-free interest rate of 0.5%.  The Company recognized a loss of approximately $134,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended September 30, 2009.

We issued 10,177,500 common shares to establish a borrowing facility of $500,000 in April 2009 with, a non-affiliated party, Trafalgar Capital Advisors, Ltd. The borrowing facility has no stated repayment terms or maturity date and no stated interest rate but is secured by 8,850,000 of the Company’s common stock and guaranteed by our CEO.  These shares are contingently returnable to the Company once the amounts borrowed have been repaid. As a result of the shares being contingently returnable, they have not been recognized as issued in the consolidated financial statements.  The remainder of the shares issued, 1,327,500, were issued to enable the arrangement, were valued at current market and the Company recognized a current expense in the amount of $92,925 in the consolidated statement of operations.  At September 30, 2009, the Company had been advanced $200,000 from the borrowing facility; the lender has discretion to loan up to $500,000 to the Company. The Company utilized the $200,000 for working capital during the nine months ended September 30, 2009.

NOTE 4—LONG-TERM DEBT

Long-term debt consists of the following:

	September 30, 2009	December 31, 2008
	$	$
RAB Loan	1,500,000	1,500,000
RAB Loan discount	(339,801)	—
Terralinna Loan (related party)	349,164	1,695,489
Bendall Trust Loan (related party)	400,013	400,013
Trafalgar Loan	200,000	—
Other Loans (related party)	287,123	210,000
SmartWin Loan	3,391,939	2,683,910
Asset Purchase Loan	41,719	44,437

	5,830,157	6,533,849
Less: current portion	(4,669,958)	(2,349,939)

Long term debt	1,160,199	4,183,910

The maturities of the Company’s long-term debts consist of the following:

Twelve Month Period Ending September 30,
$
2010	4,669,958
2011	1,160,199
2012	—

5,830,157

In March 2009, the 6% convertible debenture agreement with RAB Special Situations (Master) Fund Limited in the face amount of $1,500,000 was extended to mature March 21, 2011 and the conversion price was reduced to $.07 per share.  In conjunction with this extension, the expiration dates on the expiring Class A and Class B warrants were extended to March 21, 2014 and the Company issued to RAB a Class C warrant to purchase 7.5 million additional Empire shares for a period of five years.  The adjusted exercise price of the Class A and Class B warrants was reset to $.07 per share. The Company evaluated the modification under EITF 96-19 and concluded that this modification was an extinguishment of the original debt.   The convertible debenture has been discounted by $428,557 to record the fair value of the convertible note as extended.  The fair value of the new warrant, the extended warrants and the convertible feature of the note was determined to be $585,640 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and risk-free interest rate of 0.5%.  The discount value of the warrant will be amortized to interest expense over the two year term of the debenture.  The value of the warrants and conversion feature was recorded as an addition to paid in capital. The Company recognized a loss of approximately $157,000 representing the difference between the fair value of the net consideration issued of $1,657,000 ($1,071,000 fair value of the extended debt plus the fair value of the new warrant, the extended warrants and the convertible feature of the note of $586,000) in the settlement transaction and the carrying value of the amounts due of $1,500,000. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended September 30, 2009. As of September 30, 2009, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised. The discount will be amortized over the term of the debenture.

	2009	2008

Notes payable:
Carrying value of original note	$1,500,000	$1,500,000
Less: adjustment to fair value (as if converted)	(428,557)	(1,047,172)
Add: fair value of stock converted for debt	—	—
Add: amortization discounts	88,756	1,047,172

Carrying value of note on September 30, 2009 and December 31, 2008	$1,160,199	$1,500,000

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.07	March 2014
5,000,000	$0.07	March 2014
7,500,000	$0.07	March 2014

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon the occurrence of certain events.

NOTE 5 – SHAREHOLDERS EQUITY

The Company has outstanding at September 30, 2009, 278,543,190 shares of class A common stock and 100,607 shares of Class B common stock.  All share transactions use Class A common stock.  Class B common stock can be transacted only by conversion first to Class A shares.

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

NOTE 6 — WARRANTS

The following table summarizes the movements in warrants for the year ended December 31, 2008 and the nine month period ended September 30, 2009:

	For the Nine Months		For the Year Ending
	September 30, 2009		December 31, 2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	14,300,000	$0.09	15,800,000	$0.15
Warrants granted	14,500,000	0.07	—	—
Warrants exercised	—	—	—	—
Warrants expired	—	—	(1,500,000)	0.10

End of period	28,800,000	$0.08	14,300,000	$0.09

Warrants exercisable	28,800,000	$0.08	14,300,000	$0.09

The warrants have a weighted average remaining contractual life of 4.4 years, are fully vested and have a weighted average exercise price of $0.07 per share.   Warrants have no aggregate intrinsic value at September 30, 2009 or at December 31, 2008.

The following table summarizes information about warrants outstanding at September 30, 2009:

	Exercise Prices	Number outstanding	Average remaining life in years

Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	0.50	750,000	0.1
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	8,550,000	4.5
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	5,000,000	4.5
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	7,500,000	4.5
Terralinna pty Ltd., rights expiring January 2014	0.07	7,000,000	4.3

		28,800,000

NOTE 7 — COMMITMENTS AND CONTINGENCIES

On March 31, 2009 our wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately AU$441,000 (US$309,000) claimed due pursuant to our drilling contract with Hunt.  The statutory demand notice has been filed with the Tasmanian District Court.  The company was provided 21 days to respond to the Statutory Demand notice. Should fail to respond or should the court determined in favor of Hunt and the demand is not paid, the procedure for Statutory Demand could result in the court ordering the business of Great Southland Minerals to be wound up.  Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been paid to the claimant, which sums exceed the amount being claimed.  The Company negotiated an ongoing arrangement with Hunt that has deferred any action and withdrawn the statutory claim and is allowing work to proceed on the exploratory drilling. In July 2009, GSLM was served by Hunt Energy with a Statutory Demand claiming balance due of AU$173,678 of the original debt and a separate additional Statutory Demand in an amount of AU$1,509,200.00.  The Company believes it has significant defenses and has subsequently negotiated an agreement  with Hunt Energy that will allow appropriate payments to be made over an eighteen month  period of time and that will allow Hunt to return to work when funding is available.

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

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure obligations under the license conditions. The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has accumulated expenditures to date of AUD $50.8 million (US $43.7 million).

By its terms, Special Exploration License 13/98 expired September 30, 2009.  The Company, with and through its subsidiary, Great South Land Minerals, LTD lodged an application for an Exploration License covering the significant identified prospective areas included in the SEL 13/98 effort and lodged an additional application for a Special Exploration License for additional land and offshore areas of Tasmania.  These license applications have not yet been formally awarded by Mineral Resources Tasmania.  The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over selected areas covered by that license and continues to work for and plan for the reissuance.  Award of the Special Exploration License is at the discretion of the Minister but the Company believes  its performance over past years support the issuance of the new license.

NOTE 8 — IMPAIRMENT LOSS ON MARKETABLE SECURITIES

The Company’s investments consist primarily of 7,660,000 shares in common stock of a company in the investment banking industry (Libertas Capital). The severity and duration of the impairment correlate with the inability of the issuer to meet the listing requirements for its shares. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company considers those investments to be other-than-temporarily impaired at September 30, 2009 and has recognized an impairment loss of $1,276,667 for the nine months ended September 30, 2009.

NOTE 9 -  CORRECTION OF AN ERROR

The Company will restate issued balance sheets, statements of operations and statements of cash flows contained in the financial statements referred to above for matters related to the following errors: (i) an overstatement of exploration costs that were expensed at March 31 and June 30, 2008, and September 30, 2008 (ii) an understatement of capitalized exploration costs at March 31 and June 30, 2008 and September 30, 2008.

Following is a description of the errors related to the misstatement of exploration costs at March 31 and June 30, 2008, and September 30, 2008.  The Company did not capitalize its exploratory drilling costs on its unassessed oil and gas properties in accordance with the successful efforts method of accounting for costs associated with oil and gas properties.

The effects on the Company’s previously issued consolidated financial statements for the three and nine month periods ended September 30, 2008, of the aforementioned errors are summarized as follows:

	As Previously	As	Increase
	Reported	Restated	(Decrease)
September 30, 2008
Oil and Gas Properties	$1,931,902	$3,026,278	$1,094,376
Total assets	7,364,357	8,458,733	1,094,376
For the Nine Month Period Ended September 30, 2008
Exploration costs	1,195,446	101,070	(1,094,376)
Net loss	(5,865,024)	(4,770,648)	(1,094,376)
For the Three Month Period Ended September 30, 2008
Exploration costs	305,997	59,859	(246,138)
Net loss	(1,145,184)	(899,047)	(246,138)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our twelve-month plan of operation:

Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have four wholly-owned subsidiaries: Great South Land Minerals Limited, Bob Owen Company, Cyber Finance Limited and Expedia Limited.  Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity

Great South Land Minerals Limited’s principal asset is its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 have been contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company has expenditure obligations under the license conditions. The conditions require scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company has accumulated expenditure to date of AUD $50.8 million (US $43.7 million).

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

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters.  The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the well.  Onsite inspection was conducted by MODUSPEC whose report on the condition of the rig was received on the 30th December 2008.  The continued drilling has not commenced, as we have been unable to raise the necessary funds to progress.   This includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AU$5 million (USD $3.45 million) Note as well as the effects of the global financial crisis and the apparent refusal of creditors to advance funds on new projects and the failure of historic sources of those funding exploration ventures.   Management remains confident that this shortage of operating capital will ease but there can be no guaranty that we will be able to finance the balance of our project at this juncture, which could cause the failure of our business.  We have incurred significant standby charges and continue to incur costs at a rate over $ 10,000 per day.  At September 30, 2009 we have accrued a balance of $1,606,127 in charges owed to Hunt Energy.

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

In April 2009, we filed applications for two additional tenement licenses in Tasmania. One application for the coal-bed methane horizons of the existing SEL 13/98 tenement which would be tested commencing with the Bellevue #1 exploratory well. The second application for a further 12,040 sq kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out. Mineral Resources Tasmania declined to grant these applications.  We have lodged additional applications in conjunction with the September 30, 2009 expiration of Special Exploration License 13/98.

By its terms, Special Exploration License 13/98 expired September 30, 2009.  The Company, with and through its subsidiary, Great South Land Minerals, LTD lodged an application for an Exploration License covering the significant identified prospective areas included in the SEL 13/98 effort and lodged an additional application for a Special Exploration License for additional land and offshore areas of Tasmania.  These license applications have not yet been formally awarded by Mineral Resources Tasmania.  The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over selected areas covered by that license and continues to work for and plan for the reissuance.  Award of the Special Exploration License is at the discretion of the Minister but the Company believes  its performance over past years support the issuance of the new license.

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

During the quarter ended September 30, 2009, the Company generated no oil and gas revenue. The Company generated a loss from operations of $697,000 primarily by incurring GSLM exploration expenses of $12,000 and general & administrative expenses of $688,000, including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended September 30, 2008, the Company also generated no revenue. The Company generated a loss from operations of $820,000 primarily by incurring exploration expenses of $60,000 and general and administrative expenses of $760,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

In anticipation of the drilling program, the Company leased living quarters for workers near the lease site.  With the delay in the drilling program, the Company is operating the facility and generating income from the facility.  Total income earned of $107,000 and offset by operating expenses, is reported as $84,000 included in other income in the financial statements.

During the nine months ended September 30, 2009, the Company generated no revenue. The Company generated an operating loss of $2,523,000 primarily by incurring GSLM seismic and exploration expenses of $32,000 and general & administrative expenses of $2,490,000, primarily personnel, consulting and legal required to pursue funding and planning for GSLM exploration activities and oversee the seismic and gravity evaluation work. During the nine months ended September 30, 2008, the Company also generated no revenue. The Company generated an operating loss of $4,356,000 primarily by incurring exploration expenses of $101,000 and general and administrative expenses of $4,255,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for and planning for the exploration and drilling program.

Total income earned for the nine months ended September 30, 2009 for the leased living quarters near the drilling lease site is $320,000, offset by operating expenses, and is reported as $206,000 of other income in the financial statements.

The Company sold its investment in Mach One Corporation and its Note Receivable from Mach One in January to reduce debt and generate working capital.  The Mach One investment was received in exchange for the longer term investment in Pacific Rim Foods and was not deemed a key asset.  Appreciation in the Mach One shares allowed us to record a gain of $1,443,000 on the sale of the shares and debt settlement.  Due to a lack of liquidity and uncertainty, we recorded a permanent impairment in the value of our investment in the common stock of Libertas Capital.  We hold 7,660,000 shares that we received in 2008 in exchange for Empire shares.  We presently report no asset value for marketable securities.In April 2009 we acquired a 100% ownership interest in Grand Monarch Holdings, Ltd., a publicly reporting company at a cost of 2.5 million Empire shares valued at $125,000 on the date of issuance. This company was acquired to facilitate an acquisition that was subsequently not completed. It remained inactive, recorded no revenue, nominal expense, had no substantial assets or liabilities and was sold in June 2009. Since the planned acquisition was not completed, there was no business purpose to hold and maintain the inactive wholly owned subsidiary. It was sold in June 2009 for a cash price of $25,000, resulting in a loss on sale of $100,000 and was deconsolidated on the date of disposal.

In September 2009 we filed applications for two additional tenement licenses in Tasmania.  One application is an exploration license covering key prospective areas  identified of the existing SEL 13/98 tenement including areas which would be tested commencing with the Bellevue #1 exploratory well.  The second application is for a further 12,040 sq. kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq. kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out.   These license applications have not yet been formally awarded by Mineral Resources Tasmania.  The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over selected areas covered by that license and continues to work for and plan for the reissuance.  Award of the Special Exploration License is at the discretion of the Minister but the Company believes  its performance over past years support the issuance of the new license.

Liquidity and Capital Resources

On September 30, 2009, the Company had $1,200 in cash, $17,000 in prepayments of expenses, $2,200 in receivables and $10,500,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt. Additional liabilities include approximately $1,160,000 in long-term debt. Approximately $2 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used by operating activities for the nine months ended September 30, 2009 was $606,000 compared to cash used of  $3,839,000 for the nine months ended September 30, 2008. Cash used by investing activities was $1,416,000 during the nine months ended September 30, 2009. Cash used in investing activities during the nine months ended September 30, 2008 was $1,970,000. Net cash provided by financing activities during the nine months ended September 30, 2009 was $602,000. Net cash provided by financing activities was $5,328,000, primarily convertible loans from a director and Smart Win Limited during the nine months ended September 30, 2008. Additional financing will be needed during 2009 to continue to develop the license property and pursue the company’s business plan.

Matters  affecting liquidity during 2009.

In January 2009, the Company settled loans provided in 2008 by Directors of the Company in the original amounts of $1.5 million and raised an additional $200,000 by selling marketable securities and a note receivable.

The Company has incurred additional contracted standby charges while it seeks adequate funding and is preparing for its well drilling program and continues to incur such costs in excess of $10,000 per day. At September 30, 2009 we had accrued a balance of $1.7 million in charges owed to Hunt Energy and negotiated an agreement to pay those costs over a period of approximately eighteen months.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were not effective as of September 30, 2009.  As reported on Form 10K filed for the year ended December 31, 2008, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office, a lack of specific anti-fraud controls and lack of a whistle-blower policy and procedure..  The company has not added personnel or procedures to alleviate these material weaknesses but compensates through additional reconciliation of material accounts, oversight, independent review and officer involvement.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

On March 31, 2009 our wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately AU$441,000 (US$309,000) claimed due pursuant to our drilling contract with Hunt.  The statutory demand notice has been filed with the Tasmanian District Court.  The company was provided 21 days to respond to the Statutory Demand notice. Should fail to respond or should the court determined in favor of Hunt and the demand is not paid, the procedure for Statutory Demand could result in the court ordering the business of Great Southland Minerals to be wound up.  Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been paid to the claimant, which sums exceed the amount being claimed.  The Company negotiated an ongoing arrangement with Hunt that has deferred any action and withdrawn the statutory claim and is allowing work to proceed on the exploratory drilling. In July 2009, GSLM was served by Hunt Energy with a Statutory Demand claiming balance due of AU$173,678 of the original debt and a separate additional Statutory Demand in an amount of AU$1,509,200.00.  The Company believes it has significant defenses and has subsequently negotiated an agreement  with Hunt Energy that will allow appropriate payments to be made over an eighteen month  period of time and that will allow Hunt to return to work when funding is available.

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

During the three months ended September 30, 2009, we issued no common shares.

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

Empire Energy Corporation International

November 20, 2009	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

November 20, 2009	By:	/s/ John Garrison
John Garrison Chief Financial Officer