Form 10-K
period 2009-12-31
EMPIRE ENERGY CORP
filed 2010-06-04
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

 X .     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

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

The aggregate market value of the 213,158,059 outstanding voting and non-voting common stock held by non-affiliates of the registrant was $4,689,478 as of June 30, 2009. The stock price for computation purposes was $0.02 per share which was the closing price on June 30, 2009, the last reported sale price for our common stock. The registrant had 279,204,767 shares of its Class A Common Stock issued and outstanding, 98,680 shares of its Class B Common Stock issued and outstanding, and 98,680 shares of paired convertible Exchangeco shares issued and outstanding as of April 20, 2010, the latest practicable date before the filing of this report.

PART I

Item 1. Business.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia via our wholly-owned subsidiary Great South Land Minerals Limited. Empire Energy Corporation International (“Empire” or the “Company”) in its present form began in April 2005, when it acquired, via reverse merger, the Tasmanian Company Great South Land Minerals Limited (“GSLM”), then a publicly held Australian company.

We are still in the exploration stage and have not yet produced any natural resources or revenues. As an exploration company without proven reserves, we cannot guarantee we ever will earn revenues or pay dividends. A description of our areas where we hold exclusive rights under Special Exploration Licence (SEL) 13/98 and Exploration Licence 14/2009 to explore for gas, oil and helium is set out in the section “Description of Properties” below. The term of license SEL 13/98 expired September 30, 2009 and we filed applications to continue to explore and develop this property and additional property. On May 17, 2010, we were granted exclusive Explorations License 14/2009 for the part of this described property that we believe to hold the most potential for commercially producible oil and gas reserves and we have lodged applications for additional exploration rights on the remainder of Special Exploration Licence (SEL) 13/98 not granted under EL 14/2009. Exploration license EL 14/2009 is projected to contain undiscovered prospective resources. This license area contains both the Bellevue and Thunderbolt structures, which were the major focus of our exploration during the 10-year tenure of the previous special exploration license SEL 13/98. Proceeds from our ongoing equity securities rights offering will be applied to the drilling and development of these two structures.

During 2007, we sold non-core assets for total proceeds of approximately $9 million which we applied to pursue the oil and gas exploration activities and reduce notes payable. During 2008, we raised additional funds by borrowing and equity sale arrangements to begin well drilling activities on the core property and we sold additional noncore assets to improve liquidity and reduce debt. During 2009, our focus was on fundraising and obtaining a new exploration license. During 2010, we have been focused on obtaining license agreements and funds to continue the exploration of our contracted and planned leasehold tenements. We view our reported license expenditures, set out in the section “Description of Properties” below, on the Tasmania Basin in developing our current database, built over 30 years, as the Company’s key asset. These expenditures include significant efforts in seismic, gravity, magnetic, geochemical and geophysical compilations and several independent expert reports. These reports indicate the potential of a significant resource of oil equivalent in the geological structures onshore Tasmania.

Background

Empire

Empire is headquartered in Leawood, Kansas (Kansas City area). We are a reporting company under the Securities Exchange Act of 1934 whose common shares normally trade on the OTC bulletin board under ticker symbol EEGC. At present, the Company’s principal assets are the exploration license, information and rights gathered during the exploration of the Special Exploration License property and applications for additional exploration licenses held through its wholly-owned subsidiary Great South Land Minerals Limited (GSLM).

Empire was incorporated in November 1983 in the state of Utah under the name Medivest, Inc. In 1999, a majority of the then outstanding shares of Medivest were sold and the shareholders of Medivest approved a change of name from Medivest Inc. to Empire Energy Corporation.

In July 2002, Empire entered into an agreement to acquire Great South Land Minerals, Ltd., an oil and gas exploration company in Tasmania, Australia whose substantial asset was Special Exploration License 13/98 and a significant database accumulated from exploration work. This acquisition was completed in April 2005 by issuing 62,426,782 shares of Class A common stock, after which the former shareholders of Great South Land owned approximately 95% of the outstanding shares of Empire Energy. The transaction was accounted for as a reverse merger. To facilitate the merger with Great South Land, Empire sold all of its assets in exchange for the purchasers’ assumption of Empire’s liabilities, changed its name from Empire Energy Corporation to Empire Energy Corporation International, reincorporated in the state of Nevada, increased the authorized shares of common stock to 100,000,000 and effected a 1 for 10 reverse stock split. In August, 2005, the Company’s shareholders approved a resolution increasing the authorized shares of common stock from 100 million to 300 million shares. In November 2007, the Company’s shareholders approved a resolution increasing the authorized shares of common stock from 300 million to 600 million shares.

On March 21, 2006, pursuant to a subscription agreement with RAB Special Situations (Master) Fund Limited, we issued 17,100,000 shares of our Class A Common Stock, together with warrants entitling the holder to acquire an additional 8,550,000 shares, in exchange for $1,881,000, which we used for general corporate purposes and to initially acquire the first line kilometers of 2D seismic, spread throughout the area covered by Special Exploration License 13/98. By2007, a total of 1,149 line kilometers of 2D seismic had been completed.. The warrants were exercisable at a price of $0.13 per share over a period of three years. On the same date, we also sold $1.5 million of our 6% convertible debenture and a Class B Warrant offering up to 5 million shares exercisable at $0.15 per share for 3 years. The convertible debenture had a maturity date in March 2009, bore interest in arrears semi-annually at 6% per annum, is convertible at the holder’s discretion and had an initial conversion price of $0.18 per share. RAB Special Situations (Master) Fund Limited represented itself as a non U.S. person. The convertible debenture and the warrants have restrictions on transferability in compliance with U.S. securities laws. In March 2009, the convertible debenture was extended to mature March 21, 2011 and the conversion price was adjusted to $.07 per share. In conjunction with this extension, we issued to RAB an additional warrant to purchase 7.5 million Empire shares for a period of five years, extended the existing warrants for a period of five years and adjusted the exercise price of all warrants to $0.07 per share.

In July 2008 we entered into a Memorandum of Understanding, and a Senior Secured Note that was personally guaranteed by our CEO, Malcolm Bendall. As a result of this transaction, we were provided $5 million AUD (US $ 3.5 million) of credit facilities by Smart Win International Limited. The purpose of the loan was to provide the financing to drill up to two exploratory wells on our leaseholds in Tasmania. The Memorandum of Understanding provides for the referenced loan transaction and for a possible Joint Venture by us and Smart Win which remains to be negotiated. The MOU provided that if we are successful in completing the negotiations with Smart Win, Smart Win will have the option at the conclusion of our first or second exploratory well to either have the loan repaid or to have the balance of the loan to be applied towards a AUD$45 million (US$31.5 million) investment in the Joint Venture over our leasehold interest set out in SEL 13/98. In September 2009, Smart Win notified the Company that Smart Win would not pursue the Joint Venture and had determined the Note to be in default.

On September 16, 2008 we commenced drilling operations on our first oil and gas exploration well on property covered by SEL 13/98- known as Bellevue #1. Additionally we filed for a drilling permit for our Thunderbolt #1 prospect which we planned to commence drilling immediately following the completion of drilling operations at Bellevue #1. In October 2008, we stopped drilling operations after Smart Win discontinued funding the costs of the Bellevue #1 well with approximately AUD$1.1 million (US$759,000) remaining due under the Note agreement. Since receiving the grant of Exploration License 14/2009 on May 17, 2010, drilling is expected to resume on the Bellevue and additional wells when adequate additional funding is available.

This license area contains both the Bellevue and Thunderbolt mega structures, which were the major focus of the AUD$50 million expenditure during the 10-year tenure of the previous special exploration license SEL 13/98. The available proceeds from the ongoing Rights Issue will be exclusively applied for the drilling and development of these two structures.

Great South Land Minerals Limited

During 1995 Great South Land Minerals Proprietary Limited was incorporated in Australia to acquire the assets and licenses of a predecessor company as well as two further licenses, all in Tasmania. Over the period 1995 to 1998 it undertook further collaborative studies and appointed independent consultants to undertake various reviews. In March 1998 Great South Land Minerals Proprietary Limited changed from a private to an Australian public company, Great South Land Minerals Limited, by way of a Special Resolution approved by shareholders. In 1999, Great South Land Minerals Limited acquired rights to the largest onshore petroleum license in Australia, Special Exploration License 13/98, initially comprising 30,356 square kilometers (74.9 million acres) and covering the whole Tasmania Basin. In 2004, SEL 13/98 was extended an additional five years comprising a reduced area of approximately 15,000 square kilometers. SEL 13/98 expired by its terms September 30, 2009. Empire and GSLM submitted applications for Exploration Licenses over the property covered by the expiring license SEL 13/98 and additional areas. On May 17, 2010, GSLM was granted exclusive Exploration License 14/2009 covering approximately 3,000 square kilometers of the former SEL 13/98 property. While the company has lodged applications for additional exploration rights on the remainder of the described property, the company is focused on drilling and developing its two most prospective structures, Bellevue and Thunderbolt, both of which are contained in the area of Exploration License 14/2009.

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

In 2000, Great South Land Minerals Limited undertook the first major regional seismic survey to be carried out onshore Tasmania, completing in 2001. We believe that the 660 kilometer line survey, coupled with prior studies established that large geological structures, with the potential to be petroleum traps, exist south of Launceston in northern Tasmania and under the Central Highlands.

Great South Land Minerals Limited and its predecessor companies have researched the potential for oil and gas discovery and have shown the Tasmania Basin as being similar in geological terms to major oil producing regions such as Oman in the Middle East and the Cooper Basin in Australia. Tests by these companies have also demonstrated, and five independent consulting petroleum geologists have confirmed, that the Tasmania Basin has potential for oil, hydrocarbon gases and helium.

Operations

Primary operations are based in Hobart, Tasmania, Australia. Great South Land Minerals Limited employed 14 management, administration, geological and contracted part-time staff in addition to the contracted management and technical services of Mr. Malcolm Bendall (CEO). Contracted management and professional services are rendered to Empire by John Garrison (President and Director) and Malcolm Bendall (CEO and Director). Exploration and development personnel and specialized services are contracted by the companies from time to time.

Australian law and regulation of our industries

Great South Land Minerals Limited operations are under the operational jurisdiction of Mineral Resources Tasmania, a state government body assigned to govern mining and resource development within the State of Tasmania, Australia. Various pieces of legislation govern administration of natural resources businesses such as Great South Land Minerals Limited, including The Mineral Resources Development Act, 1995, which provides for the development of mineral resources consistent with sound economic and environmental land use under Tasmanian law.

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

Great South Land Minerals Limited uses bonds to ensure that sites are adequately rehabilitated so that there are no remaining environmental or safety hazards requiring remediation in the event of failure of the respective company to carry out site remediation obligations and is consistent with other Australian jurisdictions. Great South Land Minerals Limited has provided a cash bond in the amount of AUD$75,000 (USD$66,000) in conjunction with license applications that is controlled by Mineral Resources Tasmania.

Our strategy

The exploration objective of Great South Land Minerals Limited is to discover commercial quantities of oil and gas onshore Tasmania. Great South Land Minerals Limited’s current exploration strategy is based on an extensive gravity, seismic and drilling program, involving the acquisition of up to 2,000 line kilometers of seismic data, and is designed to:

•

Improve the definition of currently identified world class anticlines (domes) and other suitable reservoir structures;

•

Determine the extent of the two petroleum systems that have been outlined within the Special Exploration License 13/98 leasehold and are included in the granted Exploration License 14/2009 and the pending Exploration License applications;

•

Define more potential petroleum targets; and

•

Test existing potential targets already defined through a drilling program.

On the basis of research carried out mainly in the last five years, three petroleum systems have been identified onshore Tasmania: a Precambrian Petroleum System, an Ordovician to Early Devonian Larapintine System within the Wurawina Supergroup below the Tasmania Basin and a Permo-Triassic Gondwanan System within the Parmeener Supergroup of the Tasmania Basin.

The mainly type 1 Kerogen oil prone Gondwanan Petroleum System is considered more prospective than the mainly gas prone Larapintine Petroleum System. Maturation of the Gondwanan Petroleum System as measured by vitrinite reflectance and geochemical analyses increases towards the south of the basin, being under mature in the north to possibly over mature for oil in the south, whereas reservoir quality increases towards the north. Faulting is much more intense in the southern half than in the northern half of the basin, thereby reducing trap size and increasing the risk of seal breaching. Additionally, the centre of the basin has not been uplifted to the extent of areas in the Central Highlands and in the south. Great South Land Minerals Limited therefore proposes to continue an exploration program that concentrates seismic exploration in the central parts of the Tasmania Basin and which also explores the potential of the Larapintine Petroleum System under the Central Highlands. These systems include the areas of both SEL 13/98 and EL 14/2009.

Recent Developments

Great South Land Minerals Limited

The following major projects & developments completed through 2009 and anticipated in 2010 and thereafter:

•

A major seismic program covering Central and Eastern Tasmania managed by Terrex Seismic of Perth, Western Australia was completed. A further environmental survey has been completed on seismic lines in the Midlands of Tasmania. Over 1,149 kilometers of seismic data were obtained and processed through December 31, 2008.

•

Great South Land Minerals Limited has also completed most of the environmental, threatened species, archaeological, cultural, hydrological, acoustic and fire-risk assessments of its eight potential drill sites, and has obtained provisional land-owner approval for the first five sites. Drilling of the first site began in 2008 but completion of the first well and commencement of additional wells has been delayed until funding is available.

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

•

The purchase of state-of the art seismic interpretation software (Kingdom Suite) for use on high-end computers which have been installed at our refurbished Murray Street offices.

•

We have recruited nine new staff members, including four geoscientists, bringing our staff numbers to fourteen.

•

We believe we have met and exceeded the work and expenditure conditions of Special Exploration Licence 13/98, through the term of the license, which ended September 30, 2009.

In 2005, Great South Land Minerals Limited began a seismic services program with Terrex Seismic Pty Ltd., an Australian company specializing in seismic survey work. Under the agreement, Terrex, initially provided 271 line kilometers of 2D seismic, spread throughout the area covered by Special Exploration License 13/98. During 2007, this contract was substantially completed with a total of 1,149 line kilometers of 2D seismic being completed. The majority of this seismic is applicable to the Company’s current Exploration License 14/2009.

As of September 16, 2008 we commenced exploratory drilling on our first seismically defined target known as the Bellevue #1. The Company has specifically defined fourteen targets and aims to define accurately as many targets as possible before drilling exploration wells on those targets. The substantial portion of the defined targets are included in the Exploration License 14/2009 granted May 17, 2010, and all are included in the additional applications pending. We are required to expend AUD$7.55 million (US$6.95 million) and to drill two wells within the next two years by our Exploration License 14/2009 that was granted on May 17, 2010. We may also drill stratigraphic wells to increase our geological and petrophysical knowledge of what is still a frontier basin. The results of the AUD $4.4 million (US$3.0million) seismic programs completed in 2001, 2006 and 2007 by Terrex Seismic on behalf of Empire helped to define prospects and leads and assisted in determining exact drill locations and provided information used by RPS Energy to completed the competent persons report on the property. We obtained regulatory approval to drill our first exploratory well and are substantially advanced in preparing regulatory reports for another seven wells. We anticipate drilling our second well, Thunderbolt #1, which is 50 miles south of Bellevue#1 upon completion of the Bellevue #1 well. Subject to further approvals and financial and personnel resources, we intend to drill all fourteen identified structures so far defined as soon as practicable. We are also simultaneously pursuing joint venture opportunities to determine whether such ventures might provide the economic resources for exploiting the potential of the Exploration License 14/2009 and the property that is a continuation of the Special Exploration License.

It has been difficult to undertake a petroleum drilling program in Tasmania due to a general shortage of petroleum drill-rigs in Australia. Great South Land Minerals Limited has conditionally contracted to acquire a petroleum drill-rig which is capable to drill up to 8 holes in 2010 if funding is available. Given the large amount of documentation required for each drill site and the general regulatory environment, it may take much longer to obtain permission to drill a well than to drill the well.

We believe the budget, including the Seismic contract work described above and expenditure meeting the license conditions, has exceeded the license conditions (over a five year term) through the term of the license, which ended September 30, 2009

Item 1A. RISK FACTORS.

You should carefully consider the following risk factors, together with the information contained in this annual report and the documents referred to herein. You should also be aware that the risks described below may not be the only risks relevant to your determination. Instead, these are the risks that we believe are most material to your decision.

Risks related to the oil and gas industry

Special Exploration License 13/98 expired September 30, 2009 and a continuing Exploration License 14/2009 was granted May 17, 2010 for part of the requested area. Applications for additional license area have not yet been granted.

By its terms, Special Exploration License 13/98 expired September 30, 2009. The Company, with and through its subsidiary, Great South Land Minerals, LTD lodged an application for an Exploration License covering the significant identified prospective areas included in the SEL 13/98 effort and lodged an additional application for a Special Exploration License for additional land and offshore areas of Tasmania. Exploration License 14/2009 has been granted for part of the requested area by Mineral Resources Tasmania. The additional license applications have not yet been awarded by Mineral Resources Tasmania. The Company believes the terms of Special Exploration License 13/98 provide a right to the award of the exploration license over areas covered by that license and continues to apply and appeal for and plan for the reissuance. Award of the License is at the discretion of the Minister but the Company believes its performance over past years support the issuance of the new license. As a result, if the terms of the Exploration License 14/2009 are not met or the additional applications for license are not granted, we may not recover any or all of our investment related to acquisition and exploration costs incurred and we would be forced to write-off the remaining capitalized costs which would have a significant and adverse impact on both our financial position and results of operations.

We may not be able to meet our substantial capital requirements.

Our business is capital intensive. We must invest a significant amount in development and exploration activities. We are required and intend to continue to make substantial capital expenditures to find, develop and produce natural gas and oil reserves, subject to the availability of capital resources. If capital resources are not available, we may not be able to meet the exploration expenditure requirements of our petroleum licenses – thus voiding the licenses. The licenses, applications for additional licenses and information gathered on the licensed property are our most important assets and any loss would result in a substantial decrease in our ability to eventually become a profit-generating company.

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

We have experienced negative cash flow from our operations and exploration and development activities in Tasmania since inception. We are in the exploration phase and have no proven petroleum reserves. We expect to continue to incur significant expenditures over the next several years with our operations and development activity, including further seismic studies and exploratory and development drilling. Based on the exploration results to date, we anticipate that the cost per commercial well, if further results justify attempts at commercial drilling, would be no less than US$ 3.5 million each.

New investors may require participation interests which could decrease future profitability.

The pace of exploration and development activity may be determined by the amount of funding available. If funding is limited, exploration and development may be continued under agreements that provide investors with a participation interest in a particular property held by us. Under this type of arrangement, an investor would invest in a specific property and receive a negotiated interest in that specific property. This could reduce the potential profitability of the remaining interest in the property and reduce our ability to control and manage the property.

The success of our business depends upon our ability to find, develop and acquire oil and gas reserves.

There is no guarantee that we will find reserves that will be economically feasible. Future drilling activities could subject us to many risks, including the risk that we will not find commercially productive reservoirs. Drilling for oil and natural gas can be unprofitable, not only from dry wells, but also from productive wells that do not produce sufficient revenues to return a profit. Also, title problems, weather conditions, governmental requirements and shortages or delays in the delivery of equipment and services can delay our drilling operations or result in their cancellation. The cost of drilling, completing and operating wells is often uncertain, and new wells may not be productive. As a result, we may not recover all or any portion of our investment. Moreover, if natural gas and oil prices decline, the amount of natural gas and oil we can economically produce may be reduced.

Drilling new wells could result in new liabilities, which could endanger our interests in our properties and assets.

There are risks associated with the drilling of oil and natural gas wells, including encountering unexpected formations or pressures, premature declines of reservoirs, blow-outs, craterings, sour gas releases, fires and spills. The occurrence of any of these events could cause substantial losses and impair our future operating results. Empire Energy may become subject to liability for pollution, blow-outs or other hazards. We intend to obtain insurance with respect to these hazards, but such insurance has limitations on liability that may not be sufficient to cover the full extent of such liabilities. The payment of such liabilities could reduce the funds available to us or could, in an extreme case, result in a total loss of our assets. Moreover, we may not be able to maintain adequate insurance in the future at rates that are considered reasonable. Oil and natural gas production operations are also subject to all the risks typically associated with such operations, including premature decline of reservoirs and the invasion of water into producing formations.

Decommissioning costs may be substantial; unplanned costs could divert resources from other projects.

We may become responsible for costs associated with abandoning and reclaiming wells, facilities and pipelines which we use for production of oil and gas reserves. Abandonment and reclamation of these facilities and the costs associated therewith is often referred to as “decommissioning.” We have provided a $66,000 (AUD$75,000) cash bond to the Tasmania Government for these potential costs in respect of any of our current properties or facilities. We may need to provide additional cash reserve or satisfy such costs of decommissioning from the proceeds of production in accordance with the practice generally employed in onshore and offshore oilfield operations. If decommissioning is required before economic depletion of our properties or if our estimates of the costs of decommissioning exceed the value of the reserves remaining at any particular time to cover such decommissioning costs, we may have to draw on funds from other sources to satisfy such costs. The use of other funds to satisfy such decommissioning costs could impair our ability to focus capital investment in other areas of our business.

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

If we are unable to manage our growth and our operations, our financial results could be adversely affected by inefficiency, which could diminish our profitability.

A decline in natural gas and oil prices may adversely affect our financial results.

Revenues we generate from future operations would be highly dependent on the price of, and demand for, natural gas and oil. Even relatively modest changes in oil and natural gas prices may significantly change those revenues, results of operations, and cash flows. Historically, the markets for natural gas and oil have been volatile and are likely to continue to be volatile in the future. Prices for natural gas and oil may fluctuate widely in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors that are beyond our control, such as:

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

Our exploration and development activities are regulated extensively. We have made and will continue to make all necessary expenditures, both financial and managerial, in our efforts to comply with the requirements of environmental and governmental regulations. Increasingly strict environmental laws, regulations and enforcement policies and claims for damages to property, employees, other persons and the environment resulting from our activities could result in substantial costs and liabilities in the future.

Foreign currency exchange rate fluctuations may affect our financial results.

We expect to sell our oil and natural gas production under agreements that may be denominated in United States dollars and foreign currencies. Many of the operational and other expenses we incur may be paid in the local currency of the country where we perform our operations. As a result, fluctuations in the United States dollar against the local currencies in jurisdictions where we operate could result in unanticipated and material fluctuations in our financial results. Local operations may require funding that exceeds operating cash flow and there may be restrictions on expatriating proceeds and/or adverse tax consequences associated with such funding. We presently do not use derivatives to hedge changes in foreign currency.

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

Going Concern and Liquidity may be concerns.

We are in the exploration stage, devoting substantially all of our efforts to exploration and raising financing. We have substantially funded our operations with proceeds from the issuance of common stock and debt. At December 31, 2009 we have current liabilities of $11,097,853, long term debt of $1.2 million, current assets of $96,058 and no current source of revenue. In the course of our exploration activities, we have sustained operating losses and expect such losses to continue for the foreseeable future. We will finance our operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway. However, the Company has yet to generate any significant revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

Market risks

The trading price of our common stock may be volatile.

Our common stock historically has traded on the OTC Bulletin Board. Recently, however, it started trading on the Pink Sheets when we were unable to complete our audit in a timely manner and file our periodic reports. The audit has now been completed and we expect to re-apply for our OTC BB listing within a few days. The OTC Bulletin Board is not an exchange. Trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ. You may have difficulty reselling any of the shares that you purchase. We are not certain that a more active trading market in our common stock will develop, or if such a market develops, that it will be sustained. Sales of a significant number of shares of our common stock in the public market could result in a decline in the market price of our common stock, particularly in light of the illiquidity and low trading volume in our common stock.

The trading price of our common stock has from time to time fluctuated widely and in the future may be subject to similar fluctuations. The trading price may be affected by a number of factors including the risk factors set forth herein, as well as our operating results, financial condition, general conditions in the oil and gas exploration and development industry, market demand for our common stock, various other events or factors both in and out of our control. In addition, the sale of our common stock into the public market upon the effectiveness of future registration statements could put downward pressure on the trading price of our common stock. In recent years, broad stock market indices, in general, and smaller capitalization companies, in particular, have experienced substantial price fluctuations. In a volatile market, we may experience wide fluctuations in the market price of our common stock. These fluctuations may have a negative effect on the market price of our common stock.

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

Our common stock historically trades on the OTC Bulletin Board. Since our common stock trades well below $5.00 per share, our common stock is considered a “penny stock” and is subject to SEC rules and regulations that impose limitations upon the manner in which our shares can be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination for the purchaser and receive the written purchaser’s agreement to a transaction prior to purchase. These regulations have the effect of limiting the trading activity of our common stock and reducing the liquidity of an investment in our common stock.

We have been late meeting required filing requirements .

If we are late meeting required filing requirements, we could be delisted from the OTCBB which could further reduce the trading transferability of the common stock. We have been delisted from the OTCBB and our stock currently is trading on the Bulletin Board “pink sheets”.

ITEM 1B.Unresolved Staff Comments.

None.

ITEM 2. Properties.

The Company’s executive offices are located at 4500 College Boulevard, Suite 240, Leawood, Kansas 66211, where we rent approximately 500 sq. ft. of shared, supported office space at a cost of $500 per month on a month to month basis. The Great South Land Minerals Limited office premises at level 3/65 Murray Street have been refurbished to accommodate a specialized data room for seismic and other technical information relating to exploration activities. From December 31, 2008, the rental on the Murray Street Hobart Seismic centre is USD$39,452 per annum, which is currently a 1 year lease, renewable at the Board’s discretion. There is an additional USD $5,169 of computer equipment rentals.

The Company does not directly own any real estate, but our wholly-owned subsidiary, Great South Land Minerals Limited, has rights under leaseholds granted by the Tasmanian government which is described in detail below.

Oil and Natural Gas Properties

We conduct our oil and gas activities through our wholly-owned subsidiary, Great South Land Minerals Limited. Great South Land Minerals Limited has petroleum exploration rights in Tasmania, Australia that the Great South Land Minerals Limited Board believes has prospects for economic exploitation of oil, hydrocarbon gases and helium. The Tasmanian Department of Industry, Energy and Resources granted Special Exploration License 13/98 to Great South Land Minerals Limited for an initial period of five years expiring on May 18, 2004, with the subsequent extension of the license for another five years expiring on September 30, 2009. Exploration License 14/2009 was granted May 17, 2010 for a period of two years covering part of the area covered by SEL 13/98. We have lodged applications for Exploration Licenses to continue to actively pursue exploration on the entire property covered by SEL 13/98, made application for additional property and are investigating opportunities for additional exploration license opportunities.

Modern exploration in the Tasmanian Basin commenced when the Broken Hill Proprietary Company was awarded an exploration license on April 15, 1981, to explore for coal. Mobil Energy Australia subsequently farmed in and worked the license until April 15, 1984 at which time the license was relinquished.

In June 1984, the recent phase of oil and gas exploration commenced when Conga Oil Pty Ltd, the earliest predecessor of Great South Land Minerals Limited, acquired part of the D’Entrecasteaux Region of Southern Tasmania in order to verify old hydrocarbon seeps and drilling reports. Conga Oil continued to acquire exploration rights to a large part of Southern Tasmania. In 1988, Conga Oil’s initial license area covering 50 square kilometers was incorporated into a new permit which covered an area of 3,500 square kilometers. Conga Oil continued to explore this area until 1995 when it formed Great South Land Minerals Pty Ltd. and assigned the permit to Great South Land Minerals Pty Ltd. After receiving two other licenses, Great South Land Minerals Pty Ltd now held a total area of 13,200 square kilometers (32.6 million acres). All licenses expired in 2001. In March 1998 Great South Land Minerals Pty Ltd changed from a private to a public company, Great South Land Minerals Limited, by way of a special resolution approved by shareholders. A new, enlarged exploration license, Special Exploration License 13/98 was formed from the three prior exploration licenses. These licenses EL 1/88, EL 9/95 and EL 21/95 were originally held by Great South Land Minerals Limited’s predecessor companies.

Special Exploration License 13/98 initially comprised 30,356 square kilometers and covered the whole Tasmania Basin or about half the State. When renewed on October 28, 2004, Special Exploration License 13/98 was decreased in size to cover a reduced area of 15,035 square kilometers. The terms of the lease renewal require an exploration expenditure of AUD $21.5 million (USD $14.85 million) over five years. SEL 13/98 expired by its terms on September 30, 2009. Exploration License 14/2009 was granted May 17, 2010 for a term of two years for 3,108 square kilometers of the area included in SEL 13/98, determined to include the two largest prospect areas identified by work done under SEL 13/98. The company believes it has exploration rights to the remaining area included under SEL 13/98 based on the expiring license and the work completed to date. Applications remain open for license to explore the remaining area included in SEL 13/98.

Below is a map of Tasmania illustrating the area covered by Special Exploration License 13/98. The cross-hatched area highlighted in the center of the map is the area within Tasmania in which Special Exploration License 13/98 permitted Great South Land Minerals Limited to conduct exploratory work to uncover potential petroleum reservoirs suitable for developing and remains area under application for continued exploration. Exploration License 14/2009 specifically grants exploration rights to the part of this area that includes the two largest prospective areas identified by the work done under SEL 13/98. EL 14/2009 was granted May 17, 2010, includes a license area of 3,108 square kilometers and requires expenditure of AUD$ 7.55 million (US$ 6.95 million) and drilling of two wells on these areas over the license term of two years..

License area Special Exploration License 13/98 onshore Tasmania (in Red hash) which expired September 30, 2009.

As a condition to granting Special Exploration License 13/98, the Department of Industry, Energy and Resources of Tasmania required Great South Land Minerals Limited to satisfy a specific schedule of expenditures and indicated that failure in any given year, as at October 1 each year, to perform at least 80% of the required expenditures for that year, would be grounds for terminating the leasehold. The schedule of expenditure required and reported on SEL 13/98 is set out below indicating the successful completion of those expenditure requirements.

Required and Claimed Expenditure under Special Exploration License 13/98 to meet the License conditions for the period 2004 (year 5) to 2009 (year 10) including expenditure from 1998 to 2003 brought forward*

(The following table and amounts therein are unaudited.)

Year and quarter		Annual expenditure requirement (AUD $)	Cumulative expenditure requirements (AUD $)	Cumulative Mandatory expenditure (80%) (AUD $)	Actual Claimed expenditure (AUD $)	Actual Claimed expenditure (USD $)	Claimed Cumulative Expenditure (by year) (AUD $)
Year 1 – to Year 5					$6,636,518	$5,818,434	$6,636,518
Year 6 License Requirements	AUD	$5,341,000	$5,341,000	$4,272,800	$17,981,424		$24,617,942
	USD	$4,682,615	$4,682,615	$3,746,092		$15,764,854	$21,583,288
1st quarter – Dec 04					$35,837	$31,419
2nd quarter – Mar 05					$—	$—
3rd quarter – Jun 05					$17,780,730	$15,588,899
4th quarter – Sep 05					$164,857	$144,536

Total for Year 6					$17,981,424	$15,764,854
Year 7 License Requirements	AUD	$3,020,000	$8,361,000	$6,688,800	$2,919,413		$27,537,355
	USD	$2,647,725	$7,330,340	$5,864,272		$2,559,537	$24,142,825
1st quarter – Dec 05					$208,570	$182,860
2nd quarter – Mar 06					$2,306,962	$2,022,583
3rd quarter – Jun 06					$149,464	$131,040
4th quarter – Sept 06					$254,417	$223,054

Total for Year 7					$2,919,413	$2,559,537
Year 8 License Requirements	AUD	$4,799,000	$13,160,000	$10,528,000	$8,961,762		$36,499,117
	USD	$4,207,427	$11,537,767	$9,230,213		$7,857,046	$31,999,871
4th quarter – Dec 06					$6,092,355	$5,341,350
1st quarter – Mar 07					$892,768	$782,717
2nd quarter – June 07					$1,168,718	$1,024,650
3rd quarter – Sep 07					$807,921	$708,329

Total for Year 8					$8,961,762	$7,857,046
Year 9 License Requirements	AUD	$6,530,000	$19,630,000	$15,752,000	$5,362,947		$41,862,064
	USD	$5,725,047	$17,210,210	$13,810,251		$4,938,999	$36,938,870
4th quarter – Dec 07					$336,101	$294,670
1st quarter – Marc 08					$1,133,582	$1,027,683
2nd quarter – June 08					$2,731,784	$2,574,624
3rd quarter Sept 08					$1,161,480	$1,042,022

Total for Year 9					$5,362,947	$4,938,999
Year 10 License Requirements	AUD	$1,810,000	$21,500,000	$17,200,000	8,989,592		$50,851,656
	USD	$1,250,167	$14,850,050	$11,880,040		6,790,239	$43,729,109
4th quarter – Dec 08					$4,048,052	$2,879,217
1st quarter – Mar 09					$465,077	$309,332
2nd quarter – June 09					$1,899,040	$1,351,832
3rd quarter Sept 09					$2,577,423	$2,249,858

Total for Year 10					$8,989,592	$6,790,239

*

This table represents the claimed AUD $50.8 million expenditure reported under the regulations of Mineral Resources Tasmania by Great South Land Minerals Limited which the directors believe met the license conditions of Special Exploration License 13/98 and indicates the significant investment made by the company exploring and evaluating the Tasmanian Basin. The expenditure claimed and reported to Mineral Resources Tasmania is based on the contract’s September to October reporting year, conflicting with the December year end reporting period of Empire Energy Corporation International. The exploration and development expenditures disclosed in the Consolidated Financials and Notes thereto of Empire Energy Corporation International for the year ended 31, December 2009 were prepared using USA Generally Accepted Accounting Principles which is different to the definition of exploration expenditure of Special Exploration License 13/98, but approximate the USD $46 million deficit accumulated during exploration stage. Costs of the well drilling program incurred since August 2008 were capitalized in the accompanying financial statements, then an impairment expense was recorded at December 31, 2009 due to the uncertainty of the license renewal and the lack of liquidity of the Company.

Below is a map indicating the area of Tasmania covered by Exploration License 14/2009. The indicated area highlighted in the center of the map is the area within Tasmania in which Exploration License 14/2009 permits Great South Land Minerals Limited to conduct exploratory work to uncover potential petroleum reservoirs suitable for developing. Exploration License 14/2009 specifically grants continued exploration rights to the west southwest portion of the area included in SEL 13/98 that includes the two largest prospective areas identified by the work done under SEL 13/98. EL 14/2009 was granted May 17, 2010, includes a license area of 3,108 square kilometers and requires expenditure of AUD$7.55 million (US$6.95 million) and drilling of two wells on these areas during the license term of two years.

License area of Exploration License 14/2009 onshore Tasmania Awarded May 17, 2010.

EL 14/2009
GREAT SOUTH LAND MINERALS LTD
CENTRAL TASMANIA
1:400000
0 10 20 kms
GDA94 - MGA Zone 55
Tasmania
Explore the possibilities
Department of Infrastructure
Energy and Resources
Mineral Resources Tasmania
Unavailable Areas
Area Exempt from MRDA
GDA
Base image by TASMAP
CROWN COPYRIGHT RESERVED
440000
460000
480000
500000
520000
5360000
5340000
5320000
5300000
5280000
5260000
5240000
GREAT LAKE
ARTHURS LAKE
LAKE ECHO
LAKE SORELL
LAKE CRESCENT
WOODS LAKE
LAKE GORDON
LAKE PEDDER
WESTERN TIERS
Miena
Bronte Park
Tarraleah
Wayatinah
Ouse
Hamilton
Ellendale
Westerway
Maydena
Bothwell
Kempton
NEW NORFOLK
GLENORCHY
BRIDGEWATER
HUONVILLE
KINGSTON
Oatlands

Great South Land Minerals Limited and its predecessor companies have spent substantial amounts on exploration activities. These activities have so far established the presence of two petroleum systems, the Larapintine Petroleum System and the Gondwana Petroleum System. In identifying these petroleum systems, Great South Land Minerals Limited has proved the presence of quality source world class source rocks, including the Tasmanite Oil Shale which is the richest oil and gas source rock and is used as the world standard for type 1 kerogen, that are thermally mature for the generation of gaseous and liquid hydrocarbons. This determination shows that hydrocarbons have been generated, expelled and migrated into potential reservoir units. Although recent seismic data has shown the potential for trapping mechanisms, the Company is undertaking additional gravity and seismic work to identify potential drill targets. Great South Land Minerals Limited continues its exploration activities with exploration drilling and stratigraphic coring activities being planned in strategic locations.

History of Great South Land Minerals Limited exploration work on shore Tasmania.

Exploration License 14/2009 was granted to Great South Land Minerals Limited May 17, 2010 including 3,108 square kilometers of area covered by Special Exploration License 13/98. Special Exploration License 13/1998 (SEL 13/98) was granted to Great South Land Minerals Limited on May 18, 1999. The license initially covered an area of 30,356 square kilometers (reduced to 15,035 square kilometers in 2004) and replaced three licenses held by Great South Land Minerals Limited. These licenses EL 1/88, EL 9/95 and EL 21/95 were originally held by Great South Land Minerals Limited’s predecessor companies.

Modern exploration in the Tasmanian Basin commenced when the Broken Hill Proprietary Company was awarded an exploration license on April 15, 1981, to explore for coal. Mobil Energy Australia subsequently farmed in and worked the license until April 15, 1984 at which time the license was relinquished.

In June 1984, the recent phase of oil and gas exploration commenced when Conga Oil Pty Ltd, the earliest predecessor of Great South Land Minerals Limited, acquired part of the D’Entrecasteaux Region of Southern Tasmania in order to verify old hydrocarbon seeps and drilling reports. Conga Oil continued to acquire exploration rights to a large part of Southern Tasmania. In 1988, Conga Oil’s initial license area covering 50 square kilometers was incorporated into a new permit which covered an area of 3,500 square kilometers. Conga Oil continued to explore this area until 1995 when it formed Great South Land Minerals Pty Ltd., a privately held Australian company, and assigned the permit to Great South Land Minerals Pty Ltd. After receiving two other licenses, Great South Land Minerals Pty Ltd now held a total area of 13,200 square kilometers (32.6 million acres). All licenses expired in 2001. In March 1998 Great South Land Minerals Pty Ltd changed from a private to a public company, Great South Land Minerals Limited, by way of a special resolution approved by shareholders. A new, enlarged exploration license, Special Exploration License 13/98 was formed from the three prior exploration licenses and Great South Land Minerals Limited continued to explore these areas until the permit officially expired on May 18, 2004. A description of the renewed leasehold, including disclosure relating to required expenditures to maintain rights under the Special Exploration License, is set out above.

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

Conga Oil began work in 1984 and during the period to 1987 focused most of its work on undertaking reviews of the basin. During 1987, after a reported seepage was relocated and analyzed, the Company began a systematic exploration program in the region. Recognizing the need to map sub-dolerite structure, Conga Oil first attempted to extend the gravity and magnetics databases in the Tasmanian Basin. Although this helped in defining regional trends and lineations, the lack of subsurface control and the limitations of the methods themselves, the usefulness of these techniques for the purpose of identifying potential hydrocarbon traps.

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

During 1995, when Conga Oil incorporated Great South Land Minerals Pty Ltd., Congo Oil gave Great South Land Minerals Pty Ltd. the role of exploration project manager and Condor Oil became an equity holder in Great South Land Minerals Pty Ltd. Great South Land Minerals Pty Ltd. initiated collaborative studies with a number of individual consultants and agencies which added a considerable amount of data and improved the Company’s understanding of the basin. The Department of Mineral Resources undertook rock evaluation studies, honors students at the University of Tasmania provided basin studies, Shell Development Australia reprocessed some earlier seismic data, BHP provided analyses in oil geochemistry, the state Mines Department acquired gravity and seismic data and CSIRO provided analyses of seep studies and geochemistry.

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

•

A Mines Department hole on the neck of Bruny Island had discovered oil in loose sand at 30m depth.

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

Young concluded that:

•

With some 270 seeps and shows, which have been studied geochemically and have identified at least four mature oils, that there are several possible hydrocarbon sources in the Tasmanian Basin. Geochemical comparisons of seeps show that the most likely source would be the Ordovician of the Gordon Group Limestones. Ratios of C27:C28:C29 Steranes are identical between seeps of the Bruny Island Johnson well and the Ordovician Gordon Limestone and the predominance of C27 Steranes and the abundant diasteranes in Tasmanian bitumens suggest a widespread algae– and clay– rich source rock.

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

During 2001, Great South Land Minerals Limited completed 660 line kilometers of regional seismic survey over part of the area of Special Exploration License 13/98 that is included in the area of EL 14/2009. At the conclusion of the seismic program, Great South Land Minerals Limited submitted an environmental report to the Department of Primary Industry, Water and the Environment’s Threatened Species Unit. The preliminary results of the interpretation identified several potential anticlinal/domal traps. Two small anticlinal structures were identified in the Parmeener Supergroup beneath the Longford basin and one in the Tertiary infill of the Longford Basin. Six potential traps were recognized in the Central Highlands area where gently dipping anticlines in the Parmeener almost directly overlie and reflect more steeply dipping anticlines beneath the Devonian unconformity. These Devonian structures are probably mainly within the Wurawina Supergroup and contained within the Devonian fold-thrust belt. Based on these seismic results Great South Land Minerals Limited planned a 1075 line kilometer program designed to acquire further regional data, to define structures identified during the prior survey and to place lines close to wells that were drilled and pre-collared in 1997. This survey started in April 2006 and 152 line kilometers were acquired within the Central Highlands of Tasmania.

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

Item 3.

Legal Proceedings.

On March 31, 2009 our wholly-owned subsidiary, Great South Land Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately AUD$441,000 (US$309,000) claimed due pursuant to our drilling contract with Hunt. The statutory demand notice has been filed with the Tasmanian District Court. Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been deposited with the claimant, which sums exceed the amount being claimed. The Company negotiated an ongoing arrangement with Hunt that deferred any action, withdrew the statutory claim and allowed work to proceed on the exploratory drilling. In July 2009, GSLM was served by Hunt Energy with a Statutory Demand claiming balance due of AUD$173,678 (US$149,000) of the original debt and a separate additional Statutory Demand in an amount of AUD$1,509,200.00 (US$1,298,000). The Company believes it has significant defenses and is negotiating an agreement with Hunt Energy that will allow appropriate payments to be made over an eighteen month period of time that are guaranteed by Empire’s CEO and that will allow Hunt to return to work when funding is available. Payments totaling AUD$35,000 (US$31,000) were made in 2010 on this agreement, which continues to be under negotiation.

An additional Creditor’s Statutory Demand claim was presented in April 2009 from D&M Drilling in the amount of AUD$55, 000 (US$38,000). Action on the claim has been deferred with a payment of $5,000 and payment terms are being negotiated.

On December 23, 2009 A & R Steel Associates issued a creditor’s statutory demand against GSLM claiming a debt of AUD$120,362 (US$108,404). GSLM admits liability for this debt, paid approximately $22,000 in 2010 and is currently negotiating payment terms of the remaining balance.

On April 1, 2009, a statutory demand was received by GSLM from D.A. Tanner Holdings Pty Ltd. claiming a debt of AUD$323,727 (US$290,000) for contract work performed before 2008. GSLM believes there exists a dispute underlying the claims noted within Statutory Demand based on a number of issues yet to be resolved between the parties. The Company continues to negotiate through a process of mediation outside of the Courts with D. A. Tanner (principal and former director) to substantiate the claims, resolve the amount of the debt actually due and payable by the Company and to resolve related issues.

Tasx Pty Ltd issued and served a creditor’s statutory demand on GSLM on January19, 2010 claiming a debt of AUD$16,689(US$15,031). GSLM is currently evaluating this claim to negotiate settlement.

Corporate Communications Pty Ltd has obtained a judgment in the Hobart Magistrates Court against GSLM in the sum of AUD$12,580(US$11,330) plus AUD$571(US$514) in legal costs. GSLM acknowledged this debt and made payment in 2010.

Euro Signs & Graphics has issued proceedings in the Hobart Magistrates Court against GSLM claiming a debt of AUD$2,742 (US$2,470) plus legal costs. Those proceedings were served on GSLM on 21 January 2010. GSLM acknowledged this debt and made payment in 2010.

J Boag & Son Brewing Pty Ltd issued proceedings in the Magistrates Court in November 2009 claiming a debt of AUD$8,506 plus legal costs. In 2010, GSLM made partial payments totalling $3,000 and is negotiating further payments.

Paul Cook & Associates issued proceedings in Magistrates Court on behalf of Carmichael Clan Pty Ltd about
AUD$29,000 in unpaid rentals and other sums. GSLM leased the Bronte Park Village from Carmichael Clan during 2009. GSLM acknowledged this debt and made payment in 2010.

Telstra has presented a claim in relation to a debt of AUD$162,463 owed by GSLM. GSLM has acknowledged this debt. An agreement has been made between GSLM and Telstra to repay this debt in 17 installments of AUD$10,000 per month, the first of which has been paid in 2010.

We are currently not aware of any other legal proceedings or claims that we believe will have, individually, or in the aggregate, a material adverse effect on our business, financial condition or operating results.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Prices

Our common stock is historically quoted on the Over-the-Counter Bulletin Board under the symbol “EEGC”.

As of April 20, 2010, we had 279,204,767 shares of our Class A common stock outstanding held by approximately 1,400 shareholders of record and 99,680 shares of our Class B common stock outstanding, held by approximately 450 shareholders of record. Each share of Class B common stock can be exchanged for one share of our Class A common stock.

The following table sets forth the quarterly high and low bid information for our common stock as reported by the National Association of Securities Dealers' Over-The-Counter Bulletin Board for the periods indicated below. The over-the-counter quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not represent actual transactions.

	Fiscal Year 2006		Fiscal Year 2007		Fiscal Year 2008		Fiscal Year 2009
	High	Low	High	Low	High	Low	High	Low
First Quarter	$0.18	$0.09	$0.14	$0.13	$0.17	$0.09	$0.09	$0.03
Second Quarter	$0.29	$0.15	$0.19	$0.09	$0.16	$0.11	$0.06	$0.02
Third Quarter	$0.19	$0.06	$0.18	$0.10	$0.19	$0.13	$0.04	$0.01
Fourth Quarter	$0.09	$0.07	$0.14	$0.08	$0.17	$0.04	$0.10	$0.02

As of March 31, 2010, the bid price of the Company’s Class A common stock was $0.04.

First quarter 2010 high and low prices were $0.05 and $0.03, respectively.

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

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of Securities’ laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form as the Commission shall require by rule or regulation. The broker-dealer also must provide to the customer, prior to effecting any transaction in a penny stock, (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement. These disclosure requirements may have the effect of reducing the trading activity in the secondary market for our stock.

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

Recent Developments for the Company

Overview

We are an exploration stage oil and gas exploration company, devoting substantial effort to raising capital to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia. Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co, and Expedia International. Great South Land Minerals Limited undertakes all of our Tasmanian operations. Cyber Finance Group Limited held our stake in Zeehan Zinc Limited and is otherwise dormant. Bob Owen & Co. is not actively conducting business. Expedia International was acquired to act as our joint venture counter-party with Batego Limited in developing and exploiting intellectual property owned by Batego Limited, which was cancelled in 2007, and now holds our share interest in Libertas Capital plc. In April 2009 we acquired Grand Monarch Holding Ltd. Grand Monarch is a publicly reporting company that was acquired to facilitate an acquisition that was not completed. It remained inactive and was sold in June 2009.

Our principal business is the exploration for petroleum/natural gas in Tasmania, Australia through our wholly-owned subsidiary and operating company, Great South Land Minerals Limited. Great South Land Minerals Limited operates pursuant to licenses issued by the Tasmanian Minister for Infrastructure, Energy and Resources, which licenses are subject to minimum expenditures over its term and are, at the Minister’s discretion, subject to forfeiture for failure to complete the necessary infrastructure expenditures. We have completed 1,149 line kilometers of 2D seismic over the licensed premises included in SEL 13/98 and included in EL 14/2009 and incurred significant additional exploration and drilling costs which we believe satisfy the required expenditure of the expired license SEL 13/98 and allowed us to obtain Exploration License 14/2009 in 2010. The 2D seismic work was completed in 2007 with additional processing in 2008. We began exploratory drilling operations in 2008, beginning with Bellevue #1, but operations were suspended when expected funding was interrupted. We intend to resume drilling operations as licenses are granted and funding is available. Each well is expected to cost approximately $3.5 million and, if we discover adequate producible reserves of oil and gas, we expect to expend an additional $1.5 million to complete each well. As a result of the significant costs expected to be incurred, we may enter into a joint venture type of arrangement with a driller/operator in addition to our other capital raising activities.

In March 2006, we acquired a controlling interest in Pacific Rim Foods Ltd., a Mauritius-based entity with interests in the Chinese shelf foods industry. This interest was sold in December 2008 in exchange for securities of Mach One Corporation that were sold in 2008 and 2009 to support the oil and gas exploration program and to reduce debt.

In April 2009, we filed applications for two additional tenement licenses in Tasmania. One application for the coal-bed methane horizons of the existing SEL 13/98 tenement which would be tested commencing with the Bellevue #1 exploratory well. The second application for a further 12,040 sq kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out. These licenses were not granted as requested and we filed additional applications in September 2009. One of the additional applications was granted May 17, 2010 and we are still pursuing the other.

The primary authority held by Great South Land Minerals for exploration in the Tasmanian Basis since 1998 was Special Exploration License 13/98 which expired September 30, 2009. Prior to this expiration, the Company, with and through its subsidiary, Great South Land Minerals, Ltd lodged an application for an Exploration License covering the significant identified prospective areas included in the SEL 13/98 effort and lodged an additional application for a Special Exploration License for additional land and offshore areas of Tasmania. The onshore application was granted for a reduced area of 3,108 square kilometers on May 17, 2010 as Exploration License 14/2009, determined to include the two most prospective areas identified by the work performed under SEL 13/98. The second application has not yet been awarded by Mineral Resources Tasmania. The Company believes Special Exploration License 13/98 provides a right to the award of na exploration license over selected areas covered by that license and continues to work for and plan for the addition of the full area covered by SEL 13/98 in the area covered by Exploration License 14/2009. Award of the Special Exploration License is at the discretion of the Minister, but the Company believes its performance over past years support the issuance of the new license. Should the additional area in the current applications not be granted, we intend to reapply and to seek rights to additional exploration property that we have not yet identified.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet debt nor did we have any transactions, arrangements, obligations (including contingent obligations) or other relationships with any unconsolidated entities or other persons that may have material current or future effect on financial conditions, changes in the financial conditions, results of operations, liquidity, capital expenditures, capital resources, or significant components of revenue or expenses except as noted hereinafter. We are a party to operating leases and license agreements that represent commitments for future payments. In addition, we have issued purchase orders in the ordinary course of business that represent commitments to future payments for goods and services.

Great South Land Minerals Technical Program

Great South Land Minerals Limited’s principal asset was its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 were contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company had expenditure obligations under the license conditions. The conditions required scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company reported accumulated expenditure to date of AUD $50.8 million (US $43.7 million). Expenditure is reported under the regulations of Mineral Resources Tasmania by Great South Land Minerals Limited. The exploration and development expenditures disclosed in the Consolidated Financials and Notes were prepared using US Generally Accepted Accounting Principles which is different to the definition of exploration expenditure of Special Exploration License 13/98, but approximate the USD $46 million deficit accumulated during exploration stage. The expenditure and reconciliation to US GAAP is unaudited information.

Special Exploration License 13/98 expired September 30, 2009. In September 2009, Great South Land Minerals, Ltd lodged an application for an Exploration License covering the significant identified prospective areas included in the SEL 13/98 effort. The application was granted for a reduced area of approximately 3,000 square kilometers on May 17, 2010 as Exploration License 14/2009, determined to include the two most prospective areas identified by the work performed under SEL 13/98. The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over selected areas covered by that license and continues to work for and plan for the inclusion of the full area covered by SEL 13/98 in the area covered by Exploration License 14/2009. Award of the Special Exploration License is at the discretion of the Minister but the Company believes its performance over past years support the issuance of the new license. Should the additional area in the current applications not be granted, we intend to reapply and to seek rights to additional exploration property that we have not yet identified. The following seismic and evaluation work includes the area licensed under EL 14/2009.

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

The seismic program commenced on a 58.76 kilometer survey area in Tasmania around the township of Zeehan in March 2007, finished that survey and commenced the program on property covered under Special Exploration License 13/98 (predecessor to Exploration License 14/2009 granted May 17, 2010) in April 2007. The information obtained from this activity on an outside area assisted with the interpretation of the seismic signature of deeper rock sequences under the Tasmania Basin which we have classified as being within the Larapintine petroleum system. It is one of three petroleum systems currently identified as prospective onshore Tasmania and the Gondwana Land System which outcrops at the surface (commonly known as the Tasmania Basin) is analogous to the Cooper Basin (in central Australia) which was discovered in the early 1960’s.

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

In July 2008, with the financial guarantee of our Chief Executive Officer, we obtained a secured loan from Smart Win Limited in the amount of AUD$5 million (US$3.47 million) to pursue the drilling program in the property area covered by SEL 13/98. Initial draw on this loan of approximately AUD$2.7 million (US$1.86 million) allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note was expected to fund the drilling program and complete at least the first well. In conjunction with this note, we agreed to a memorandum of understanding that could bring up to AUD$45 million (US$31.1 million) to the drilling program in exchange for up to a 50% interest in the license property. This additional funding was intended to allow drilling of up to an additional 14 exploratory wells in 2009. In October 2008, the drilling program was stopped when SmartWin failed to advance the remaining AUD$1.1 million (USD $759,770) due under the AUD$5 million (USD $3.45 million) Note and in September 2009 Smart Win notified us that they would not pursue the joint venture and the note should be repaid as SmartWin considered the Note to be in default.

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters. The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the well. Onsite inspection was conducted by MODUSPEC whose report on the condition of the rig was received on December 30, 2008. The continued drilling has not commenced, as we have been unable to raise the necessary funds to progress. The drilling rig has moved off site. The funding shortfall includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AUD$5 million (USD $3.45 million) Note as well as the effects of the global financial crisis and the apparent refusal of creditors to advance funds on new projects and the failure of historic sources of those funding exploration ventures. Due to this funding uncertainty and the length of time on hold, the suspended exploration and drilling costs incurred of $8,271,190, (including $3,829,474 incurred in 2009) on the well were charged to expense in 2009. Management remains confident that this shortage of operating capital will ease but there can be no guaranty that we will be able to finance the balance of our project at this juncture, which could cause the failure of our business. We have incurred significant standby charges since September 30, 2008. At December 31, 2009 we have accrued a balance of $1,686,127 in charges owed to Hunt Energy.

We have analyzed the data collected over the past thirty years, have selected prospective sites, arranged a drilling contractor and equipment and are aggressively pursuing additional funding to drill wells on these sites as well as continue to expand the seismic and other technical knowledge on this license area.

Pacific Rim Foods Limited

We acquired our 51% interest our Pacific Rim Foods Ltd. subsidiary in 2006 in consideration of issuing 9,000,000 shares of our common stock to Pacific Rim Foods Ltd. Activities of Pacific Rim were included in our consolidated financial statements through 2007, then included as discontinued operations in 2008 until the time of the sale to Mach One Corporation on December 31, 2008.

In December 2008, Pacific Rim was sold to Mach One Corporation, a publicly traded company. The sale reduced our ownership percentage and increased the liquidity of the investment. We were able to use the increased liquidity and value for this investment to pay expenses and reduce company debt in 2008 and 2009.

OUR TWELVE MONTH PLAN

Liquidity and future capital requirements

Liquidity and going concern

On December 31, 2009, the Company had $15,000 in cash, $79,000 in prepayments of expenses and $11,100,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt resulting in a working capital deficit of $11,000,000. Additional liabilities include approximately $1,200,000 in long-term debt. Approximately $2 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used by operating activities for the year ended December 31, 2009 was $1,247,000 compared to cash used of $3,063,000 for the year ended December 31, 2008. Cash provided by investing activities was $168,000 during the year ended December 31, 2009. Cash used in investing activities during the year ended December 31, 2008 was $2,687,000. Net cash provided by financing activities during the year December 31, 2009 was $636,000. Net cash provided by financing activities was $5,426,000, primarily convertible loans from a director and Smart Win Limited during the year ended December 31, 2008. Additional financing will be needed to continue the Company operations and exploration and development activities. EEGC is in the exploration stage, devoting substantially all of its efforts to exploration of its oil and gas license in Tasmania and raising capital to finance its exploration of its oil and gas license. EEGC has substantially funded its operations with proceeds from the issuance of common stock and debt. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues if commercial operations get underway. The Company has yet to generate any oil or gas revenues and has no assurance of future oil or gas revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if exploration and development efforts are successful, substantial time may pass before revenues are realized.

The accompanying consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed in the Notes to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses since inception, has a significant accumulated deficit and pending litigation from creditors. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described therein. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Matters affecting liquidity during 2009.

In January 2009, the Company settled loans provided in 2008 by Directors of the Company in the original amounts of $1.5 million and raised an additional $200,000 by selling marketable securities and a note receivable.

The Company incurred contracted standby charges through June 2009 while it sought adequate funding for its well drilling program. At December 31, 2009 we had accrued a balance of $1.7 million in charges owed to Hunt Energy.

In February 2009, the Company entered into consulting and promotion arrangements with two parties at a cost of five million common shares. Expense of $275,000 was recorded based on the market value of the shares when issued.

In March 2009, the 6% convertible debenture due to RAB Special Situations Fund was extended to mature March 2011 and the conversion price was adjusted to $0.07 per share. In conjunction with this extension, we issued to RAB an additional warrant to purchase 7.5 million Empire shares for a period of five years, extended the existing warrants for a period of five years and adjusted the exercise price of all warrants to $0.07 per share and an additional $334,000 of note discount was charged to income in 2009 related to these modifications.

In April 2009 we acquired a 100% ownership interest in Grand Monarch Holdings, Ltd., a publicly reporting company, at a cost of 2.5 million Empire shares valued at $125,000 on the date of issuance. This company was acquired to facilitate an acquisition that was subsequently not completed. It remained inactive, recorded no revenue, nominal expense, had no substantial assets or liabilities and was sold in June 2009. Since the planned acquisition was not completed, there was no business purpose to hold and maintain the inactive wholly owned subsidiary. It was sold in June 2009 for a cash price of $25,000, resulting in a loss on sale of $100,000 and was deconsolidated on the date of disposal.

Special Exploration License 13/98 expired September 30, 2009. During September 2009, Great South Land Minerals, Ltd lodged an application for an Exploration License covering the significant identified prospective areas included in the SEL 13/98 effort. The onshore application was granted for a reduced area of 3,108 square kilometers on May 17, 2010 as Exploration License 14/2009, determined to include the two most prospective areas identified by work under SEL 13/98. EL 14/2009 is for a term of two years and requires expenditure of AUD$7.55 million (US$6.95 million) during its term of two years to drill two well. The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over all areas included in that license and continues to work for and plan for the addition of the full area covered by SEL 13/98 in the area covered by Exploration License 14/2009. Award of the Special Exploration License is at the discretion of the Minister but the Company believes its performance over past years support the issuance of the new license. Should the additional area in the current applications not be granted, we intend to reapply and to seek rights to additional exploration property that we have not yet identified.

In April 2009, we issued 10,177,500 common shares to establish and guarantee a borrowing facility to borrow $200,000; the borrowing facility has no stated repayment terms or maturity date and no stated interest rate but is secured by 8,850,000 of the Company’s common stock and guaranteed by our CEO. These shares are contingently returnable to the Company once the amounts borrowed have been repaid. As a result of the shares being contingently returnable, they have not been recognized as issued in the consolidated financial statements. The remainder of the shares issued, 1,327,500, were issued to enable the arrangement, were valued at current market and the Company recognized a current expense in the amount of $92,925 in the consolidated statement of operations. At December 31, 2009, the Company had been advanced $200,000 from the borrowing facility. The Company utilized the $200,000 for working capital during the year ended December 31, 2009 and recorded the liability as a loan from the CEO accruing interest at a rate of 10% per annum..

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was allowed to become effective. The offering period ended April 18, 2010 with shareholders exercising their right purchase approximately 17 million additional shares of common stock at a value of $58,000 in cash and aggregate reduction in debt of US$1.2 million. All eligible Empire Directors took up their full share entitlements which included the conversion of US$1.16 million of debt to equity shares. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to take up the remaining 116 million additional unsubscribed shares at the same price of $0.07 per share. This oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and will terminate on a date which is planned to be fifteen days after the post-effective registration is determined effective.

Capital requirements

Infrastructure

For the coming twelve months, we have currently budgeted US $9.0 million to sustain Tasmanian operations and continue drilling operations, with our international offices estimated to cost US $1.0 million (United States of America) over the same period. We will need to raise additional funds to fully execute this plan. We anticipate acceleration of spending if capital is available and if we are successful.

Exploration & Development

Great South Land Minerals Limited believes it has exceeded its expenditure obligations to meet the conditions of the expired license SEL 13/98. GSLM and Empire Energy Corporation International have lodged additional applications to license exploration property and are pursuing an exploration drilling and seismic program with the intention of discovering commercially producible oil and gas resources in Tasmania and potentially going into commercial production. Exploration License 14/2009, granted May 17, 2010 includes a license area of 3,108 square kilometers and requires expenditure of AUD$7.55 million (US$ 6.95 million) over the license term of two years to drill two wells on the identified areas.

If funding is available and license rights are granted to the remaining portions of expired SEL 13/98, we intend to resume our planned 8 well drilling program, selected from our 14 identified prospects is estimated to cost a total of US $30 million. Mud and wire logging is estimated to cost US $5.5 million and processing and interpretation and related costs are estimated at US $1 million. In order to execute this plan, we will be required to raise US$30.0 million and be awarded our application for SEL 13/98.

Total program costs of this extended program are estimated at approximately US $36 million. We currently are seeking significant potential funding sources to cover the next 12 months operations.

Sources of additional funding identified and currently being pursued by Empire Energy Corporation International are as follows, however amounts available from each source cannot presently be estimated (except as noted), and there is no assurance that any will be successful.

•

Success of our $0.07 Rights Offering overallotment offering. The rights offering raised approximately $58,000 gross cash proceeds and approximately $1.2 in debt reduction.

•

Capital raising & potential dual listing of Empire and Great South Land Minerals Limited on Alternative Investment Market listing in London.

•

Potential capital raise by a United States based securities broker.

•

Potential private placement options from independent investors.

•

Exercise of Empire warrants and agreements.

•

Other revenues and investments in subsidiary entities.

•

Joint Venture and participation arrangements with industry partners.

•

We can provide no assurance that we will be successful in the aforementioned efforts.

Going Concern and Liquidity

Empire is in the exploration stage, devoting substantially all of its efforts to exploration and raising financing. Empire has substantially funded its operations with proceeds from the issuance of common stock, warrants, convertible securities and debt. At December 31, 2009 we have current liabilities of $11,097,853, long term debt of $1.2 million, current assets of $96,058 and no current source of revenue. In the course of its exploration activities, Empire has sustained operating losses and expects such losses to continue for the foreseeable future. Empire intends to finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and generation of revenues once commercial operations get underway. However, the Company has yet to generate any revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized. These factors raise substantial doubt about the Company’s ability to successfully find, develop and produce hydrocarbons profitably and thus to continue as a going concern.

Results of operations

Since the inception of our current business plan, we have been an exploration stage oil and gas exploration company, devoting substantially all of our efforts to raising capital to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia.

During the year ended December 31, 2009, the Company generated no revenue and reported an operating loss of $11,032,000 and a net loss of $13,205,000, including general and administrative expense of $2,707,000, exploration expense of $54,000 and impairment expense of $8,271,000 relating to capitalized well drilling costs. During 2008, the Company generated no revenue and reported an operating loss of $5,398,000 and a net loss of $4,907,000 by incurring general and administrative expenses of $5,286,000, primarily legal and consulting expenses required to maintain its corporate existence and pursue the license exploration and incurred $112,000 for its oil and gas exploration expenses. During 2009 and 2008, the Company also incurred $3,829,000 and $4,442,000, respectively, in costs of preparing and drilling its first exploration well. We expanded our exploration activities in 2008 from evaluation efforts and to begin site development and exploratory drilling operations. Costs of the exploratory drilling and development wells of $4,442,000 were capitalized in 2008 and an additional $3,829,000 were capitalized in 2009 pending determination of commercially producible resources for the well and are subject to the condition that those costs shall not continue to be carried as assets if the Company is not making sufficient progress assessing the reserves and the economic and operating viability of the project or if the quantity of reserves found would not justify completion of the well. We recorded impairment to the capitalized well costs at December 31, 2009 due to the delays in getting the exploration license awards related to expiration of SEL 13/98 and the lack of liquidity of the Company.

In December 2008, our Pacific Rim subsidiary was sold to Mach One Corporation in exchange for common shares and a note receivable. Mach One is publicly traded. Accordingly, our financial statements reported the investment in Pacific Rim as discontinued operations in 2008. The exchange of Empire's 35% ownership of Pacific Rim results in an approximate 10% ownership in Mach One, the shares were reported as available for sale and reported on the balance sheet December 31, 2008at fair market value. As described below, we were able to benefit from the increased liquidity and appreciated value for this investment to record a gain on sale, obtain working capital, pay expenses and reduce Company debt in 2009.

The Company sold its investment in Mach One Corporation and its Note Receivable from Mach One in January to reduce debt and generate working capital. The Mach One investment was received in exchange for the longer term investment in Pacific Rim Foods and was not deemed a key asset. Appreciation in the Mach One shares allowed us to record a gain of $1.4 million on the sale of the shares and debt settlement. Due to a lack of liquidity and uncertainty, we recorded a permanent impairment in the value of our investment in the common stock of Libertas Capital of $1,267,000. We hold 7,660,000 shares that we received in 2008 in exchange for Empire shares. We presently report no asset value for marketable securities.

In July 2008, we entered into a loan agreement with Smart Win Limited to provide AUD$5 million (US$3.47 million) in working capital to drill an exploratory well on our license property. Smart Win funded AUD$3.9 million (US$2.7 million) of this note in July and August 2008. The loan is denominated in Australian dollars. The value of the Australian dollar compared to the US dollar decreased during the later part of 2008, resulting in a gain on currency fluctuations reported in the financial statements of $926,000 for the period ended December 31, 2008 and a loss of $880,000 for the year ended December 31, 2009.

The convertible note payable to RAB Special Situations Fund matured in 2008. Accordingly, unamortized discount in the amount of $470,000 on the note was charged to interest expense during 2008. The note was renegotiated and extended in March 2009 and an additional $334,000 of note discount was charged to interest expense in 2009.

In anticipation of the drilling program, the Company leased living quarters for workers near the lease site. With the delay in the drilling program, the Company operated the facility to offset its operating costs. Total income earned of $435,000 was less than operating expenses, the excess of expenses over income is reported as a $70,000 other expense in the financial statements.

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

Special Exploration License 13/98 expired September 30, 2009. In September 2009 we filed applications for two additional tenement licenses in Tasmania. One application is an exploration license covering key prospective areas identified of the existing SEL 13/98 tenement including areas which would be tested commencing with the Bellevue #1 exploratory well. The second application is for a further 12,040 sq. kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq. kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out. The onshore application was granted for a reduced area of approximately 3,000 square kilometers on May 17, 2010 as Exploration License 14/2009 including the two most prospective areas determined by work done under SEL 13/98. EL 14/2009 requires expenditure of AUD$7.55 million (US$6.95 million) during its term of two years to drill two well. The second application has not yet been awarded by Mineral Resources Tasmania. The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over selected areas covered by that license and continues to work for and plan for the addition of the full area covered by SEL 13/98 in the area covered by Exploration License 14/2009. Award of the Special Exploration License is at the discretion of the Minister but the Company believes its performance over past years support the issuance of the new license. Should the additional area in the current applications not be granted, we intend to reapply and to seek rights to additional exploration property that we have not yet identified.

On May 17, 2010 the Tasmania Minister for Energy and Resources countersigned the documents to grant to the Company its exploration license EL14/2009, covering 3,108 sq km (768,004 acres) of the onshore Tasmania Basin including the two main domes at Bellevue and Thunderbolt identified while operating under Special Exploration License 13/98 that expired September 30, 2009. Independent consultants have estimated that these domes could contain 447 million barrels of oil. This undiscovered prospective resource has been valued at $2.2 billion dollars by independent experts who assumed a value discounted to $5 a barrel. At an oil price of $70 per barrel, this would potentially be a gross in-ground value of $31 billion

While the Company has accepted this Exploration License 14/2009 for the area issued, the company has formally submitted notice of appeal to Mineral Resources Tasmania's (MRT) of the decision to reduce the license area and asked for the department to expand the licensed area to include the full area (1.84 million acres, 7,450 square kilometers) for which exploration license EL 14/2009 was originally applied for and which contained most (over 80 percent) of the Company’s seismically defined prospective structures. The Company plans to appeal to MRT to expand the license grant to include the entire area (3.71 million acres, 15,039 square kilometers) covered in the expired Special Exploration License 13/98. The Company has additionally submitted to MRT a new application replacing Empire/GSLM's previously withdrawn special exploration license SEL 13/2009, which covers much of eastern and offshore Tasmania. However, at current, the company’s main focus is on drilling and developing the two most prospective structures, Bellevue and Thunderbolt, both of which are included in the licensed area of Exploration License 14/2009.

Issuance of exploration license 14/2009 represents the first time that the Company will have both an exploration license covering seismically defined prospective structures and an economic valuation of those structures (The economic valuations by WHK Denison and RPS Energy Pty Ltd, which apply to a larger area, can be viewed at the company website at http://www.empireenergy.com/). The Company's current market capitalization and share price is 200 times less than the current economic evaluation of our total discovered prospects of US$3.3 billion comparative market value.

With formal issuance to GSLM of Exploration License (EL) 14/2009, the Company now plans to complete funding and resume its drilling program, update its environmental studies and pursue its goal of commercializing oil and gas within the Tasmania Basin.

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

Capitalization of Oil and Gas Expenditures: Acquisition costs for proved and unproved properties are capitalized when incurred. Costs of unproved properties are transferred to proved properties when proved reserves are found. Exploration costs, including geological and geophysical costs and costs of carrying and retaining unproved properties, are charged against income as incurred. Exploratory drilling costs are deferred and if proves to have a commercial reserve, the costs associated with that well are capitalized and amortized over the expected life of the well. Development costs are capitalized. Costs incurred to operate and maintain wells and equipment and to lift oil and gas to the surface are generally expensed. At December 31, 2009, an impairment was recorded to the capitalized costs of well development because of delays in the award of the exploration licenses related to the expiration of SEL 13/98 and the lack of liquidity of the Company.

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

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. The evaluation was conducted under the supervision and with the participation of management, including our chief executive officer and chief financial officer. Disclosure controls and procedures mean our controls and other procedures that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures are also designed to provide reasonable assurance that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our quarterly evaluation of disclosure controls and procedures includes an evaluation of some components of our internal control over financial reporting, and internal control over financial reporting is also separately evaluated on an annual basis for purposes of providing the management report that is set forth below.

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

Our chief executive officer and chief financial officer have concluded, based on the evaluation of the effectiveness of the disclosure controls and procedures by our management, that as of December 31, 2009, our disclosure controls and procedures were not effective due to the material weaknesses described in Management’s Report on Internal Control over Financial Reporting below.

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

Our management, including the chief executive officer and chief financial officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework defined in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Management’s assessment of the control environment included all significant locations and subsidiaries.

Material Weaknesses

Based on our evaluation under COSO, management concluded that our internal control over financial reporting was not effective as of December 31, 2009, due to control deficiencies in three areas that we believe should be considered material weaknesses. A material weakness is defined within the Public Company Accounting Oversight Board's Auditing Standard No. 5 as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

3)

The company did not institute, as of December 31, 2009, a whistle-blower policy and procedure as required by Section 301 of the Sarbanes-Oxley Act.

Management will draft a whistle-blower policy in conjunction with expanded governance policies and will compile specific procedures for management and directors to independently investigate and resolve any issues or concerns raised. Management expects that the specific procedures will be in place during the third quarter of 2010.

Application of U.S. GAAP

The Company’s material weaknesses relate to controls over the analysis and review of certain transactions to be able to correctly apply U.S. GAAP to record those transactions. The financial impact of these material weaknesses on the Company’s restated financial results was principally related to the analysis and review of transactions which were complex or nonstandard.

These material weaknesses are:

The Company did not maintain adequate controls, including period-end controls, over the analysis and review of non-standard purchase, sale and financing transactions in accordance with U.S. GAAP. Specifically, effective controls were not maintained to correctly assess the identification of relative equity and fair value components and their aggregation into units of accounting and in certain cases at the point when components are recognized to income. The Company has revised its procedures and discontinued the recognition of finance income until the impairment issues were resolved. The control deficiencies referred to above contributed to the restatement to the Company’s consolidated financial statements for the years ended December 31, 2006 through 2007, its consolidated financial statements for each of the quarters in the year ended December 31, 2007 and its consolidated financial statements for each of the quarters ended March 31, June 30 and September 30, 2008, affecting principally gain and losses on transactions and financing.

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

The Company will strengthen U.S. GAAP awareness throughout the Finance Department to help prevent material misstatements. The objective of strengthening U.S. GAAP awareness is to enable personnel to recognize complex or atypical situations in the day-to-day operations which may require further analysis. Management is currently considering various ways of meeting this objective effectively.

The Company’s management, including the CEO and CFO, is committed to implementing its remediation plan as soon as practicable.

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

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during its fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

Item 9B.

Other Information

There are no further disclosures.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

Name	Age	Position
Malcolm R. Bendall	51	Chief Executive Officer and Director
Clive F. Burrett	61	Chairman of the Board of Directors
John C. Garrison	58	Chief Financial Officer, Secretary and Director
Tad M. Ballantyne	54	Director

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

Malcolm R. Bendall

Malcolm Bendall was a founding director of Great Southland Minerals Limited (GSLM) and was appointed Chief Executive Officer and Board Chairman of Empire Energy on June 4, 2004 for the purpose of progressing the merger between GSLM and Empire Energy and served in that capacity until his resignation in August 2007. He was reappointed in March 2008. He has been involved in organizations investigating the viability of petroleum resources in the Tasmania Basin of and the area covered by Special Exploration License 13/98 since 1978. Mr. Bendall has worked as a mine manager and drill supervisor and has been published in two international petroleum magazines. He is a fellow of the Institute of Company Directors, Tasmania.

Clive F. Burrett

Dr. Clive Burrett of Hobart, Tasmania, was appointed to the board of directors in October 2005. Dr. Burrett was a founding member of the Board of Directors of Great South Land Minerals Limited which is a wholly owned subsidiary of Empire. He currently serves as Chief Geologist of Great South Land Minerals Limited. Dr. Burrett received his Bachelor of Science with honors from the University of London in 1970, and a PhD from the University of Tasmania in 1978. He was a Professor of Geology in the School of Earth Sciences in the University of Tasmania. He previously served as Chairman of the Department of Geology from 1998 to 2002. He has published over 100 scientific papers and edited the standard volume on the “Geology of Tasmania.” He has also supervised a graduate study focusing on the Paleozoic basin evolution in Tasmania and Laos. Dr. Burrett has consulted on applied aspects of basin evolution, petroleum, lead and zinc deposits to companies such as Shell, CRA, Oxania and BHP in Australia, Oman, Laos, China and Thailand.

John C. Garrison

John C. Garrison has been a director of the Company since April 1999. Mr. Garrison is a certified public accountant with over thirty years of experience in accounting, auditing and financial management. He served as corporate secretary, director and chief accounting officer of Infinity, Inc., a publicly traded oilfield service and oil and gas exploration and development company from April 1995 to August 1999. He also was a director of Quest Resource Corporation, a publicly traded energy company from 1998 to March 2010. He has been involved in an active practice of public accountancy since 1976. Mr. Garrison received a degree in business administration and accounting from Kansas State University in 1974.

Tad M. Ballantyne

Tad M. Ballantyne, was appointed as an independent member of the board of directors in October 2005 and served as President of our former subsidiary Pacific Rim since March 2006. Mr. Ballantyne has been CEO of Hoopeston Foods, Inc. since March of 2004. Mr. Ballantyne is a director and chairman of the audit committee of Life Partners Holdings, Inc., and is an officer and director of several private companies including BR Industries, Inc, Hoopeston Foods, Inc., L.C. Thomson Inc., Jilin Jimei Foods, Ltd., Pacific Rim, and other companies engaged in manufacturing and food processing industries as well as real estate acquisition. During the last 15 years, Mr. Ballantyne has been, on a global basis, in the business of acquiring and operating troubled companies or assets being divested by public and private companies. In addition, he has been both an officer and director of a public company, Amacan Resources Corporation, previously engaged in the oil and gas business on the production and refining side. He holds a Bachelor of Arts degree in business management from the University of Wisconsin.

Board of DirectorsMeetings

The Company’s board of directors met ten times during 2008 and additionally acted by unanimous consent on four occasions. All directors attended at least 75% of meetings.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company’s executive officers and directors are required to file reports of ownership and changes in ownership of the Company’s securities with the Securities and Exchange Commission as required under Section 16(a) of the Securities Exchange Act of 1934.

Audit Committee and Financial Expert

The Company’s Board of Directors functions as its audit committee and performs some of the same functions of an audit committee, such as recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditors independence, the financial statements and their audit report; and reviewing management’s administration of the system of internal accounting controls. The Company does not currently have a written audit committee charter or similar document. John Garrison and Tad Ballantyne qualify as financial experts, however do not qualify as independent.

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

Item 11.

Executive Compensation

Summary Compensation Table for 2009 and 2008

Name and Principal Position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Stock Awards ($) (e)	Option Awards ($) (f)	Non-Equity Incentive Plan Compensation ($) (g)	Change in Pension Value and Nonqualified Deferred Compensation Earrings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)
Malcolm Bendall (1)	2009	216,000	—	—	—	—	—	—	216,000
Principal Executive Officer	2008	216,000	—	—	—	—	—	—	216,000
John Garrison (1)	2009	240,000	—	—	—	—	—	—	240,000
Principal Financial Officer	2008	240,000	—	—	—	—	—	—	240,000
Phillip Simpson (2)	2009	—	—	—	—	—	—	150,000	150,000
Subsidiary Executive Director	2008	116,000	—	—	—	—	—	—	116,000

(1)

Amounts reported to Mr. Bendall and Mr. Garrison as compensation expense for 2008 and 2009 have been accrued and remain payable at December 31, 2009.

(2)

In January 2009, in conjunction with his resignation, the Company paid Mr. Simpson certain employment entitlements by issuing 2.5 million shares of the Company’s common stock valued at approximately $150,000 which was recognized as compensation expense. Shares were valued at quoted market price on the date of the agreement.

Outstanding Equity Awards At December 31, 2009

(a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Option Exercise Price ($) (e)	Option Expiration Date (f)
Malcolm Bendall	4,000,000	0.14	31/12/2009 (1)
Principal Executive Officer

(1)

Option for the purchase of these 4,000,000 shares expired by its terms December 31, 2009.

Director Compensation For 2009

Name (a)	Directors Fees Earned or Paid in Cash ($) (b)	Option Awards ($) (d)	All Other Compensation ($) (g)	Total ($) (h)
Tad Ballantyne	—	—	(1)	(1)
Clive Burrett	—	—	(2)	(2)
John Garrison	—	—	(3)	(3)
Malcolm Bendall	—	—	(4)	(4)

(1)

Mr. Ballantyne also served as manager of the Pacific Rim subsidiary that was sold in December 2008 and received 1,500,000 shares of Empire common stock valued at $225,000 in 2006 as compensation for a five year management agreement.

(2)	Mr. Burrett also serves as a director and manager of the Great South Land Minerals Limited Subsidiary and received compensation of $38,162 in that capacity.

(3)	Mr. Garrison earned consulting and accounting fees in the amount of $240,000 during 2009.

(4)	Mr. Bendall earned consulting fees in the amount of $216,000 during 2009.

Equity Compensation Plan Information

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted- average exercise price of outstanding options, warrants and rights (b)
Equity compensation plans approved by security holders
Stock Option Plan (1)	9,000,000	$0.138
Equity compensation plans not approved by security holders
Stock Option Plan	—	—
Total	9,000,000

(1)

Options for the purchase of 9,000,000 shares expired by their terms December 31, 2009.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2010 by (1) each person who, to our knowledge, beneficially owns more than 5% of the outstanding shares of our common stock (aggregate of Class A and Class B); (2) each of our directors and executive officers; and (3) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is 4500 College Blvd Ste. 240, Leawood, Kansas, 66211. Shares of common stock subject to options or warrants currently exercisable or exercisable within 60 days following March 31, 2010 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person. All share numbers and ownership percentage calculations below assume that all shares of Class B redeemable common stock have been converted on a one-for-one basis into corresponding shares of our Class A common stock.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Class A Common Stock	Malcolm R. Bendall 37 Nicholas Drive Sandy Bay, Hobart, Tasmania Australia 7005	25,850,000(1) Direct 7,357,301 Indirect	14.4%

Class A Common Stock	John C. Garrison 7211 High Drive Prairie Village, KS 66208	2,022,288 Direct	*

Class A Common Stock	Tad M. Ballantyne 5118 Hunt Club Rd Racine, WI 53402 USA	none(2)	*

Class A Common Stock	Clive F. Burrett 22 Hinman Drive Kingston, Tasmania 7050	565,632 Direct	*

All officers and directors as a group		43,627,354	15.3%

Class A Common Stock	Phil Simpson P.O. Box 35 Cressy Tasmania 7302	22,034,579 Indirect (3)	7.6%

Class A Common Stock	RAB Special Situations Master Fund Limited 1 Adam Street London, England WG2N 6LE	14,075,000(4)	9.9%

Class A Common Stock	Libertas Capital Group plc 16 Berkeley St, London W1J 8DZ UK		8.1%

*

less than 1%

(1)	Indirect shares, 7,357,301 are owned by trusts or entities that may be controlled by Mr. Bendall. In addition, the trust holds an option to convert debt of the Company to up to 7.4 million shares.

(2)	This number excludes 10,000,000 shares owned by Mach One Corporation of which Mr. Ballantyne is one of several directors. He does not have the right to vote the shares or dispository power.

(3)

Indirect Shares, 6,984,579 are owned by entities that may be controlled by Mr. Simpson and the entity holds a warrant for an additional 7 million shares. In addition, 8,050,000 shares of common stock are owned by an entity of which Mr. Simpson is a beneficiary.

(4)

This number does not include the shares of stock in the aggregate amount of 42,478,571 underlying the Class A Warrants, Class B Warrants, Class C Warrants and 6% convertible debenture held by the investor. Each of these warrants and the convertible debenture has restrictions on exercise or conversion such that the holder’s beneficial ownership interest may not exceed 9.99% of the issuer’s issued and outstanding voting securities at the time of any such conversion or exercise.

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

Empire in April 2006 completed a private placement with RAB Special Situations (Master) Fund Limited, wherein RAB acquired 17,100,000 shares of our common stock, a 6% convertible debenture, Class A Warrants and Class B Warrants. Details about the transaction and the terms of the securities are set out in “ Description of Business – Recent Developments ” above. In March 2009, maturity of the convertible debenture was extended to March 2011 and expiration of the Warrants, including new Class C warrants, was extended to March 2014. Collectively, the convertible debenture and warrants could convert into approximately 42 million shares of Empire common stock.

On September 27, 2007, the Company entered into an Agreement with Mr. Bendall, serves to employ Mr. Bendall as a consultant to the Company for five years. and is entitled to receive sixty monthly installments of $18,000 each.

In December 2007, the Company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited for net proceeds of $3.5 million. Proceeds of this sale were used to partially repay the $4,000,000 floating rate note payable to Wind City, Inc. that had been called for early redemption by the lender. To comply with the timing required to complete the sale transaction and note repayment, and to provide additional working capital to the Company, Empire borrowed a total of 9,000,000 shares of Zeehan stock from two entities. A then current director is a beneficiary of one entity and the current CEO and director could be considered a control person of the other entity. Empire agreed to pay a total of 7,000,000 Empire shares as compensation for this loan of Zeehan shares. The 7,000,000 Empire shares were issued to one entity in 2008 and were valued at the market price at the time of the loan was made. The value of 5,000,000 Empire shares, $600,000, was accrued as a long term payable at the time of the sale of the Zeehan shares and recorded as a cost of the sale of those shares. The remaining 2,000,000 Empire shares were issued as compensation for unexpected processing delays in the return of the borrowed Zeehan shares and were recorded as an expense when the settlement agreement was made with the lender and the shares issued in 2008. Further Empire issued a note payable to the other entity for $518,013, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire. In addition to the $600,000 cost of borrowing shares mentioned above, the company recorded $784,088 additional costs to intermediaries for a total transaction cost of $1,384,088. The additional costs were paid by transferring 140,000 Zeehan shares, issuing 4,766,667 Empire shares in 2007, issuing 1,000,000 Empire shares in 2008 and paying $167,254 in cash in 2008.

In February 2008, the GSLM subsidiary obtained working capital in the form of a convertible debenture from a company owned by a Director. The debenture matured in six months, earned interest at a rate of 10% per quarter and is convertible into common stock at a rate of $0.15 per share. This debenture was fully paid in 2009 by transfer of part of Empire’s investment in Mach One Corporation and its Note Receivable from Mach One.

A number of directors of the Company or their director related entities hold positions in other entities that result in them having control or significant influence over the financial or operating policies of those entities. The aggregate amounts recognized as expense during the years relating to directors and their director related entities are listed below. Amounts reported as accrued for Bendall and Garrison remain unpaid at December 31, 2009.

Directors	Transactions	2009	2008
		$	$
M. R. Bendall	Consulting, CEO and Director services	216,000	216,000
J. C. Garrison	Consulting, CFO and Director services	240,000	240,000
M.W. Roberts	Consulting, Director Services	-	42,000

From time to time the Company requires funding for short term needs which are supplied by directors or entities associated with directors. At December 31, 2009 loans from such related parties totaled $1,284,853, generally under demand terms and earning interest at a rate of 10% per annum. In April, 2010, $691,000 of these related party loans were converted to common stock at a price of $0.07 per share as part of the rights offering.

During 2008 and 2009, the Company did not issue any shares or options to Directors, Director Related entities or officers of the company. In August 2007, the Company issued options for 18,574,079 shares to a newly hired Chief Executive Officer. These options were forfeited when the executive resigned in February 2008.

In January 2009, in conjunction with the resignation of a director (Phil Simpson), the Company paid certain employment entitlements to the director (Phil Simpson) by issuing 2.5 million shares of the Company’s common stock valued at approximately $150,000 which was recognized as compensation expense in the consolidated statement of operations for the period ended December 31, 2009. Additionally, the Company made payment of approximately $18,000 to settle outstanding amounts owed to a company (Terralinna) controlled by the former director (Phil Simpson). Shares were valued at quoted market price on the date of the agreement.

In January 2009, in conjunction with the aforementioned resignation, a company (Terralinna) controlled by the former director (Phil Simpson) provided new funding in the form of a demand note payable by the Company in the amount of approximately $349,000 (AUD$400,000) earning interest at an annual rate of 10% per annum. In conjunction with the note payable, the Company issued a warrant to allow for the purchase of 7 million Empire common shares for a period of five years at a price of $0.07 per share. The fair value of the warrant was determined to be $92,622 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and risk-free interest rate of 0.5%. Since the note is due on demand, the value of the warrant, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended December 31, 2009. Additionally, the Company, via the principal shareholder, issued 2 million common shares of Zeehan Zinc Limited (ZZL.L), an AIM listed company which had a fair value of approximately $24,000, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended December 31, 2009 and a related party payable in the consolidated balance sheet at December 31, 2009.

In January 2009, in conjunction with the aforementioned resignation, the Company, repaid loans made to the Company by a company (Terralinna) controlled by the former director (Phil Simpson) in the principal amount of $1,430,000 plus accrued interest of approximating $265,000. Consideration paid by the Company included 4,506,000 shares of marketable securities of Mach One valued at approximately $1,125,000 and a convertible note receivable owed to the Company by Mach One valued at approximately $1,050,000, net of approximately $155,000 in cash received and forgiveness of approximately $5,000 of amounts owed by the Company. The Company recognized a combined net loss of approximately $320,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended December 31, 2009.

In February 2009, the Company repaid loans made to the Company by a director (John Garrison) in the principal amount of $210,000 plus accrued interest approximating $5,000. Consideration paid by the Company included 1,810,000 shares of marketable securities valued at approximately $344,000 and an option to convert the remaining amounts owed of approximately $10,000 into the Company’s common stock at an exercise price of $0.07 per share for a period of up to 5 years; the fair value of the option was determined to be approximately $5,000 using the Black Scholes model with expected volatility of 101%, no expected dividends, an expected term of five years and risk-free interest rate of 0.5%. The Company recognized a loss of approximately $134,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended December 31, 2009.

We issued 10,177,500 common shares to establish a borrowing facility in April 2009 with, a non-affiliated party, Trafalgar Capital Advisors, Ltd. The borrowing facility has no stated repayment terms or maturity date and no stated interest rate but is secured by 8,850,000 of the Company’s common stock and guaranteed by our CEO. These shares are contingently returnable to the Company once the amounts borrowed have been repaid. As a result of the shares being contingently returnable, they have not been recognized as issued in the consolidated financial statements. The remainder of the shares issued, 1,327,500, were issued to enable the arrangement, were valued at current market and the Company recognized a current expense in the amount of $92,925 in the consolidated statement of operations. At December 31, 2009, the Company had been advanced $200,000 from the borrowing facility. The Company utilized the $200,000 for working capital during the year ended December 31, 2009, recorded the liability as a loan from the CEO and accrued interest at a rate of 10% per annum.

Item 14.

Principal Accounting Fees and Services.

Audit Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for the audit of the Company’s annual financial statements, review of financial statements included in the annual reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2009 and 2008 were approximately $120,000 and $50,000, respectively.

Audit-Related Fees.

The aggregate fees billed for assurance and related services by the Company’s principal accountant that are reasonably related to the performance of the audit or review of the financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2009 were $0 and December 31, 2008 $0, respectively.

Tax Fees.

The aggregate fees billed for professional services rendered by the Company’s principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2009 and December 31, 2008 were $0 and $0, respectively.

All Other Fees.

There were no other fees billed for products or services provided by the principal accountant, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2009 and 2008.

The Company’s Board of Directors functions as its audit committee. All of the services described above in this Item 14 for the year ended December 31, 2009 and 2008, were approved by the Board of Directors.

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

10.17	Stock Exchange Agreement between Empire Energy Corporation and Pacific Rim Foods, Ltd. incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2009
10.19

Amendment to extend $1,500,000 6% convertible debenture until March 21, 2011 issued to RAB Special Situations (Master) Fund Limited, and award Class C Warrant to purchase 7,500,000 shares of common stock at a price of $.07 per share incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2009.

10.20	Exploration License 14/2009 between Great South Land Minerals Limited and The Honourable Bryan Alexander Green MP. *
16.1	Letter from UHY Haines Norton, LLP Chartered Accountants, incorporated by reference to Exhibit 16.1 to Form 8-K filed with the Securities and Exchange Commission on April 2,2009
23.1	Consent of Anderson & Schwab Australia Limited dated April 14, 2006, incorporated by reference to Exhibit 10.8 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006
23.2	Consent of GBH CPAs, Independent Registered Public Accounting Firm*
31	Rule 13a-14 Certification*
32	Section 1350 Certification*
99.1

Review and Valuation of the Mineral Assets of Zeehan Zinc Limited dated December 1, 2005 prepared by Anderson & Schwab Australia Limited, incorporated by reference to Exhibit 99.1 to Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006

*

Filed herewith

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders

Empire Energy Corporation International

(an Exploration Stage Company)

Leawood, Kansas

We have audited the accompanying consolidated balance sheets of Empire Energy Corporation International and its subsidiaries (the “Company”) (an exploration stage company) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The Company’s consolidated financial statements for the cumulative period from March 15, 1995 (date of inception) to December 31, 2009 are unaudited.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Empire Energy Corporation International and its subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their consolidated operations and their consolidated cash flows for the years ended December 31, 2009 and 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses since inception, and has a significant accumulated deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ GBH CPAs, PC

www.gbhcpas.com

Houston, Texas

May 27, 2010

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

	December 31, 2009	December 31, 2008

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$14,976	$53,885
Receivables	2,268	12,785
Prepayments and other current assets	78,814	2,123,416

TOTAL CURRENT ASSETS	96,058	2,190,086

MARKETABLE SECURITIES	—	1,152,638
NOTE RECEIVABLE	—	523,821
OIL AND GAS PROPERTIES UNDER DEVELOPMENT, NET	—	4,441,716
PROPERTY AND EQUIPMENT, NET	94,512	170,427

TOTAL ASSETS	$190,570	$8,478,688

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$4,904,636	$2,348,354
Trade and other payables—related party	1,062,349	570,419
Short term debt	3,508,515	44,437
Short term debt—related party	1,284,853	2,305,502
Accrued interest payable	337,500	247,500

TOTAL CURRENT LIABILITIES	11,097,853	5,516,212

NOTES PAYABLE	1,208,719	4,183,910

TOTAL LIABILITIES	12,306,572	9,700,122

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, (599,000,000 authorized) par value of $0.001, 278,544,366 and 267,215,423 shares issued and outstanding respectively	278,544	267,215
Class B Common stock, (1,000,000 authorized) par value of $0.001, 99,431 and 100,874 shares issued and outstanding respectively	99	101
Additional paid-in capital	34,345,300	33,108,372
Deficit accumulated during the exploration stage	(46,221,225)	(33,015,864)
Accumulated other comprehensive income (loss)	(518,720)	(1,581,258)

TOTAL STOCKHOLDERS’ DEFICIT	(12,116,002)	(1,221,434)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$190,570	$8,478,688

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2009 and 2008

	Year Ended December 31, 2009	Year Ended December 31, 2008	March 15, 1995 (Inception) to December 31, 2009 (Unaudited)
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general and administrative	2,706,617	5,285,870	23,764,268
Impairment of oil and gas properties under development	8,271,190	—	8,271,190
Exploration costs	54,378	112,046	9,313,295

TOTAL COSTS AND EXPENSES	11,032,185	5,397,916	41,348,753

LOSS FROM OPERATIONS	(11,032,185)	(5,397,916)	(41,348,753)

OTHER INCOME (EXPENSE)

Realized gain on marketable securities and note receivable	1,476,429	53,056	1,529,485
Impairment loss on marketable securities	(1,276,667)	—	(1,277,336)
Foreign currency transaction gains (losses)	(880,116)	926,604	46,488
Loss on extinguishments of debt	(610,326)	—	(610,326)
Loss on equity investment	(100,000)	—	(829,000)
Loss on disposal of assets	(11,369)	—	(11,369)
Other income (expense)	(69,529)	—	87,278
Interest expense	(701,598)	(1,357,638)	(3,787,216)

LOSS BEFORE INCOME TAXES	(13,205,361)	(5,775,894)	(46,200,749)
INCOME TAXES	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	(13,205,361)	(5,775,894)	(46,200,749)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	868,970	(20,476)

NET LOSS	$(13,205,361)	$(4,906,924)	$(46,221,225)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.05)	$(0.03)
Basic and diluted loss per share from discontinued operations	(0.00)	0.01
Basic and diluted loss per share	$(0.05)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	276,986,002	228,047,453

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Period From March 1995 (inception) Through December 31, 2009

(Unaudited from March 15, 1995 through December 31, 2005)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(8,853)	—	—	—
Issuance of common stock: cash	1,000	1			745	—	—	746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	8,748,012	8,748	105,857	106	(8,108)	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—		—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	8,807,012	8,807	105,857	106	437,630	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139	—	—	86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—		—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	8,945,700	8,946	105,857	106	1,381,685	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70			328,899			328,969
Net loss							(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	9,015,281	9,016	105,857	106	1,710,584	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)
Issuance of common stock: cash	348,214	348	—	—	1,174,477	—	—	1,174,825
Issuance of common stock: services	23,317	23	—	—	67,863	—	—	67,886
Issuance of common stock: bonus issue	51,911,055	51,911	—	—	(51,911)	—	—	—
Net loss	—	—	—	—	—	—	(1,767,759)	(1,767,759)
Foreign currency translations	—	—	—	—	—	73,133	—	73,133

Balance at June 30, 2001	61,357,052	61,357	105,857	106	3,189,317	199,640	(3,946,220)	(495,800)
Issuance of common stock: cash	609,000	609	—	—	590,642	—	—	591,251
Issuance of common stock: services	3,955,125	3,955	—	—	530,778	—	—	534,733
Stock issuance costs	—	—	—	—	(44,109)	—	—	(44,109)
Net loss	—	—	—	—	—	—	(1,382,217)	(1,382,217)
Foreign currency translations	—	—	—	—	—	(83,949)	—	(83,949)

Balance at June 30, 2002	65,921,177	65,921	105,857	106	4,266,628	115,691	(5,328,437)	(880,091)

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2009

(Unaudited from March 15, 1995 through December 31, 2005)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Issuance of common stock: cash	1,028,764	1,029	—	—	607,613	—	—	608,642
Issuance of common stock: services	3,955,125	3,955	—	—	2,119,156	—	—	2,123,111
Stock issuance costs	—	—	—	—	(286,040)	—	——	(286,040)
Net loss	—	—	—	—		—	(2,901,629)	(2,901,629)
Foreign currency translations	—	—	—	—	—	(233,528)	—	(233,528)

Balance at June 30, 2003	70,905,066	70,905	105,857	106	6,707,357	(117,837	(8,230,066	(1,569,535)
Issuance of common stock: cash	246,800	247	—	—	159,926	—	—	160,173
Issuance of common stock: services	21,928	22	—	—	16,238	—	—	16,260
Stock issuance costs	—	—	—	—	2,007	—	—	2,007
Net loss	—	—	—	—		—	(599,870)	(599,870)
Foreign currency translations	—	—	—	—	—	(24,630)	—	(24,630)

Balance at June 30, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936	(2,015,595)
	—	—	—	—	—	—	—
Net loss for six months	—	—	—	—	—	—	(188,615	(188,615)
Foreign currency translations for six months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)		—	—	—
Reverse Acquisition of GSLM	—	—	—	—	(213,249)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—		—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

 (an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2009

(Unaudited from March 15, 1995 through December 31, 2005)

	Common	Stock – A	Common	Stock – B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026
Issuance of common stock: Cash	17,933,333	17,933	—	—	2,013,067	—	—	2,031,000
Issuance of common stock: Libertas, less stock fees of $359,400	4,065,000	4,065	—	—	205,935	—	—	210,000
Issuance of common stock: exercise of options	450,000	450	—	—	2,835	—	—	3,285
Issuance of common stock: License	15,000,000	15,000	—	—	2,985,000	—	—	3,000,000
Beneficial conversion feature, convertible debenture	—	—	—	—	837,173	—	—	837,173
Vesting of Common Stock Options	—	—	—	—	323,640	—	—	323,640
Warrants Issued: Wind City Note discount	—	—	—	—	250,000	—	—	250,000
Net loss for period	—	—	—	—	—	—	(9,030,480)	(9,030,480)
Marketable securities, unrealized loss	—	—	—	—	—	(15,006)		(15,006)
Foreign currency translations	—	—	—	—	—	(201,086)	—	(201,086)

Balance at December 31, 2006	198,878,921	198,879	101,782	102	24,138,332	(473,561)	(19,946,878)	3,916,874
Conversion of Class B stock into Class A	865	1	(865)	(1)	—	—	—	—
Restricted shares issued in exchange for services	14,666,670	14,667	—	—	1,845,333	—	—	1,860,000
Stock options issued in exchange for services	—	—	—	—	456,506	—	—	456,506
Return of shares in rescission of license agreement	(15,000,000)	(15,000)	—	—	(2,052,500)	—	—	(2,067,500)
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Marketable securities, unrealized loss	—	—	—	—	—	(29,364)	—	(29,364)
Net loss for the year	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) (Continued)

Period From March 1995 (inception) Through December 31, 2009

(Unaudited from March 15, 1995 through December 31, 2005)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Conversion of Class B stock into Class A	43	0	(43)	(0)	—	—	—	—
Restricted shares issued in exchange for services	38,395,800	38,396	—	—	5,050,200	—	—	5,088,596
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511	—	—	1,268,156	—	—	1,276,667
Release of shares in sale of Pacific Rim	7,500,000	7,500	—	—	1,117,500	—	—	1,125,000
Restricted shares issued in exchange for cash	7,263,281	7,263	—	—	554,500	—	—	561,763
Unrealized change in foreign currency exchange rates	—	—	—	—	—	(850,365)	—	(850,365)
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Marketable securities, unrealized loss	—	—	—	—	—	(614,367)	—	(614,367)
Net loss for the period ended December 31, 2008	—	—	—	—	—	—	(4,906,924)	(4,906,924)

Balance at December 31, 2008	267,215,423	267,215	100,874	101	33,108,372	(1,581,258)	(33,015,864)	(1,221,434)
Conversion of Class B stock into Class A	1,443	2	(1,443)	(2)	—	—	—	—
Restricted shares issued in exchange for services	8,827,500	8,827			469,271	—	—	478,098
Restricted shares issued in exchange for the acquisition of Grand Monarch Holdings	2,500,000	2,500	—	—	122,500	—	—	125,000
Unrealized change in foreign currency exchange rates	—	—	—	—	—	403,785	—	403,785
Warrants issued with debt	—	—	—	—	645,157		—	645,157
Marketable securities, unrealized loss	—	—	—	—	—	658,753	—	658,753
Net loss for the period ended December 31, 2009	—	—	—	—	—	—	(13,205,361)	(13,205,361)
Balance at December 31, 2009	278,544,366	278,544	99,431	99	34,345,300	(518,720)	(46,221,225)	(12,116,002)
Comprehensive loss December 31, 2008	—	—	—	—	—	(6,371,656)	—	—
Comprehensive loss December 31, 2009	—	—	—	—	—	(12,142,823)	—	—

See summary of significant accounting policies and notes to consolidated financial statements

 EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31, 2009 and 2008

	2009	2008	March 15, 1995 (Inception) to December 31, 2009 (Unaudited)
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(13,205,361)	(4,906,924)	(46,221,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	1,123,251	1,983,131	13,798,106
Discontinued operations	—	(868,970)	20,476
Depreciation	53,521	61,694	204,985
Amortization of debt discount	137,276	—	196,872
Loss on disposal of assets	11,369	—	11,369
Loss on equity investment	100,000	—	829,000
Loss on extinguishments of debt	610,326	—	610,326
Realized gain on marketable securities and note receivable	(1,476,429)	—	(1,529,485)
Impairment loss on marketable securities	1,276,667	—	1,277,336
Impairment loss on oil and gas development properties	8,271,190	—	8,271,190
Foreign currency transaction loss (gain)	880,116	(926,604)	(46,488)
Changes in operating assets and liabilities:
Receivables	10,517	(8,439)	(2,268)
Prepaid expenses and other assets	175,896	922,478	(78,814)
Trade payables and accrued expenses	784,767	680,493	4,618,707

NET CASH USED IN OPERATING ACTIVITIES	(1,246,894)	(3,063,144)	(18,039,913)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity investments	—	—	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	(2,454)	(3,349)	(2,034,678)
Proceeds from sale of property and equipment	28,637	—	1,755,446
Oil and gas properties under development	(38,073)	(2,793,744)	(4,479,789)
Proceeds (cost) of marketable securities	154,837	—	(33,199)
Proceeds from collection of note receivable	—	320,178	320,178
Deconsolidation of subsidiary, net of proceeds	25,000	(210,116)	(185,116)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	167,947	(2,687,031)	2,781,926

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	735,398	5,063,641	12,287,008
Proceeds from issuance of common shares, net of $687,542 of cumulative direct issuance costs	—	561,763	6,869,744
Principal payments on notes payable	(99,145)	(199,880)	(4,405,810)
Proceeds from the sale of non-controlling interests	—	—	1,040,741

NET CASH PROVIDED BY FINANCING ACTIVITIES	636,253	5,425,524	15,791,683

EFFECT OF EXCHANGE RATE CHANGES ON CASH	403,785	(850,365)	(518,720)

NET INCREASE (DECREASE) IN CASH	(38,909)	(1,175,018)	14,976
CASH AND CASH EQUIVALENTS – beginning of period	53,885	1,228,903	—

CASH AND CASH EQUIVALENTS – end of period	14,976	53,885	14,976

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years Ended December 31, 2009 and 2008

	2009	2008	March 15, 1995 (Inception) to December 31, 2009 (Unaudited)
	$	$	$

CASH PAID FOR:
Taxes	—	—	—
Interest	9,509	0	544,256

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Prepaid expense paid with Empire stock	—	2,550,000
Acquisition of marketable securities with Empire stock	—	1,276,667
Debt settled with Empire stock	—	842,810
Issuance of stock for acquisition of Grand Monarch Holdings	125,000	—
Debt settled with marketable securities	1,945,555	—
Accrued capitalized exploration costs	1,685,778	1,647,972
Fair value of warrants issued with debt	428,557	—

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009 and 2008

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

The costs of the reverse acquisition (transaction costs) were charged to expense.

The accompanying consolidated financial statements of the Company reflect the historical results of GSLM, and the consolidated results of operations of the Company and GSLM subsequent to the date of acquisition.

Principles of Consolidation: The consolidated financial statements include the accounts of EEGC (the “Parent” entity) and its wholly owned or controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. We currently have four wholly-owned subsidiaries, Great South Land Minerals Limited, Cyber Finance Group Limited, Bob Owen & Co., and Expedia International Limited.

Since March 2006, we held a substantial and consolidated interest in Pacific Rim Foods Limited, a China- based food processing business. In December 2008, we completed the sale of this Subsidiary to Mach One Corporation, a publicly traded company. The accompanying consolidated financial statements reflect the former investment in Pacific Rim as discontinued operations.

Cash and Cash Equivalents: Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Receivables: The collectability of receivables is assessed and an allowance is made for any doubtful accounts. At December 31, 2009 and 2008, no allowance was made for doubtful accounts.

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

Property and Equipment: The successful efforts method of accounting is followed for costs incurred in oil and gas acquisition, exploration, development and production activities.

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

Depreciation, Depletion, Amortization and Impairment: Acquisition costs of proved oil and gas properties are depleted by the unit of production method based on total proved reserves. Capitalized exploratory drilling costs and development costs of oil and gas properties which result in the discovery of proved reserves are amortized using the unit of production method based on proved developed reserves. The unit determination is by field. Unproved oil and gas property costs are evaluated for impairment by management. The costs of unproved oil and gas properties surrendered or abandoned are charged to exploration expense. The Company evaluates its long-lived assets, including its oil and gas properties, for indications of possible impairment by comparison of the carrying amount to future net undiscounted cash flows expected to be generated by such long-lived assets when events or changes in circumstances indicate the carrying amount of a long-lived asset may not be recoverable. Should an impairment exist, the impairment loss is measured based on the excess carrying value of the long-lived asset over the long-lived asset’s fair value which is an estimate based on the discounted future cash flows. Due to the uncertainty and delay of the approval of the exploration licenses and lack of adequate funds to pursue exploratory drilling of the Company’s oil and gas properties, impairment of the capitalized exploratory drilling costs of oil and gas properties totaling $8,271,190 was recorded during 2009.

Other Property and Equipment: Other property and equipment is depreciated under the straight-line method over the useful lives of the assets ranging from 2 to 9 years. The cost of normal maintenance and repairs is charged to operating expenses as incurred. Material expenditures which increase the life of an asset are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of assets sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts and any gains or losses are reflected in current operations.

Dismantlement, Restoration and Abandonment Costs: The Company recognizes the fair value of a liability for asset retirement obligations associated with the retirement of tangible long lived assets and the associated retirement costs in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset as part of depreciation, depletion, and amortization. The effect of the passage of time on the amount of the liability is recognized as accretion expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement.

Income Taxes: The Company provides for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded for deferred tax assets when future realization is uncertain.

Concentration of Credit Risk: Financial instruments that potentially subject the Company to a concentration of credit risk consist of cash and cash equivalents. Cash and cash equivalents are deposited in demand accounts in financial institutions. Deposits held with financial institutions may exceed the amount of insurance provided on such deposits. The Company has not experienced any material losses on its deposits of cash and cash equivalents.

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

Reclassifications: Certain amounts in prior periods have been reclassified to conform to current period presentation.

Foreign Currency Translation: The functional currency of GSLM is the Australian dollar. Financial statements for GSLM are translated into United States dollars at year end exchange rates as to assets and liabilities and weighted average exchange rates as to revenues and expenses. Equity accounts are translated at their historical exchange rates when capital transactions occurred.

Foreign-currency transactions are translated into the Company's functional currency using the exchange rate at the transaction date. At each subsequent balance-sheet date, any related outstanding monetary assets or liabilities are translated using the current exchange rate on the balance-sheet date. Transaction gains or losses arise when the Company has monetary assets or liabilities denominated in a foreign currency on a date when the exchange rate changes. Transaction gains or losses arise due to changes in the exchange rate among the transaction date and the settlement date, the transaction date and a subsequent balance-sheet date, or a subsequent balance-sheet date and the settlement date. Transaction gains or losses are reported in other income or expense in the period that the exchange rate changes.

All amounts in these Consolidated Financial Statements are expressed in U.S. Dollars unless otherwise noted.

Stock Issuance Costs: These costs consist primarily of placement fees and expenses and professional fees. These expenses are charged against the related proceeds from the sale of Company stock in the periods in which they occur or are charged to expense in the event of a terminated stock issuance.

Comprehensive Income (Loss): Foreign currency translation gains (losses) resulting from the translation of the financial statements of GSLM, expressed in Australian dollars, to United States dollars and changes in the value of marketable securities that have not been realized are reported as other comprehensive income (loss) and as accumulated other comprehensive income (loss) in the Statement of Stockholders’ Equity (Deficit).

Earnings (Loss) Per Share: Basic and diluted net loss per share has been computed using the weighted average number of shares of common stock outstanding during the period. Dilutive net loss per share gives effect to the dilutive effect of common stock equivalents consisting of option and warrants. Potentially dilutive securities representing 64,021,428 shares of common stock at December 31, 2009 have been excluded from the net loss per common share calculation as the effects would be antidilutive.

Stock Options and Warrants: The Company and its subsidiaries have issued options and warrants to Directors, Director-related entities, Officers and unrelated third parties. The Company measures the cost of the options or warrants at the grant date fair value. The grant date fair value of the options or warrants is recognized in the consolidated financial statements over the requisite service period of the options or warrants.

Recently Issued Accounting Pronouncement: In June 2009, the FASB issued FASB ASC 105 Generally Accepted Accounting Principles (“FASB ASC 105”), which establishes FASB ASC as the sole source of authoritative GAAP. Pursuant to the provisions of FASB ASC 105, we have updated references to GAAP in our consolidated financial statements for the year ended December 31, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

We adopted the provisions of FASB ASC 260 Earnings Per Share (“FASB ASC 260”), effective January 1, 2009, with respect to whether instruments granted in share-based payment transactions are considered participating securities prior to vesting and therefore included in the allocation of earnings for purposes of calculating earnings per share (“EPS”) under the two-class method as required by FASB ASC 260. FASB ASC 260 provides that unvested unit-based awards that contain non-forfeitable rights to dividends are participating securities and should be included in the computation of EPS. The adoption of this standard did not have a material impact on our consolidated financial statements.

In December 2008, the SEC issued Release No. 33-8995, Modernization of Oil and Gas Reporting, which revises disclosure requirements for oil and gas companies. In addition to changing the definition and disclosure requirements for oil and gas reserves, the new rules change the requirements for determining oil and gas reserve quantities. Among other things, these rules permit the use of new technologies to determine proved reserves under certain criteria and allow companies to disclose their probable and possible reserves. The new rules also require companies to report the independence and qualifications of their reserves preparer or auditor and file reports when a third party is relied upon to prepare mineral reserve estimates or conducts a mineral reserve audit. The new rules also require that the value of oil and gas reserves be calculated using a twelve-month average price rather than year-end prices. We implemented the new rules as of December 31, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

In May 2009, the FASB issued FASB ASC 855 Subsequent Events (“FASB ASC 855”). FASB ASC 855 establishes general standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It also requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. We adopted FASB ASC 855 beginning with the quarter ended June 30, 2009. The adoption of FASB ASC 855 did not have a material impact on our consolidated financial statements.

In December 2007, the FASB issued FASB ASC 805 Business Combinations (“FASB ASC 805”). FASB ASC 805 establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. In addition, FASB ASC 805 recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. FASB ASC 805 also establishes disclosure requirements to enable users to evaluate the nature and financial effects of the business combination. We adopted FASB ASC 805 on January 1, 2009. The adoption did not have a material effect on our results of operations, cash flows and financial position as of January 1, 2009.

In December 2007, the FASB issued FASB ASC 810 Consolidation (“FASB ASC 810”). FASB ASC 810 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary. In addition, FASB ASC 810 establishes principles for valuation of retained non-controlling equity investments and measurement of gain or loss when a subsidiary is deconsolidated. FASB ASC 810 also establishes disclosure requirements to clearly identify and distinguish between interests of the parent and the interests of the non-controlling owners. We adopted FASB ASC 810 effective January 1, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

No other accounting standards or interpretations issued recently are expected to a have a material impact on the Company’s consolidated financial position, operations or cash flows.

NOTE 2—GOING CONCERN AND LIQUIDITY

EEGC is in the exploration stage, devoting substantially all of its efforts to exploration and raising financing. EEGC has substantially funded its operations with proceeds from the issuance of common stock and debt. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues once commercial operations get underway. However, the Company has yet to generate any revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

The financial statements are prepared on a going concern basis. However, significant uncertainties exist in relation to conditions that raise substantial doubt about the Company’s ability to continue as a going concern. These are:

•	Substantial losses incurred through supporting the ongoing exploration and corporate expenditures during the period since the inception of the Company.

•	Uncertainties in terms of the ability to generate cash flows in the future considering that production operations have not yet commenced.

•	Extensive commitments for expenditures under the Company’s key mineral exploration license.

•

The Company’s key mineral exploration license expired September 30, 2009. An additional two year license was issued May 17, 2010 for part of the prior licensed area. Additional license applications have been lodged but have not been awarded.

•	Current liabilities of $11,097,853 exceed current assets of $96,058 including cash and cash equivalents of $14,976 at December 31, 2009.

•	The Company is party to litigation regarding collection of its liabilities for which it may be liable in the near term.

There can be no assurance that the Company will be able to obtain financing on commercially reasonable terms. The continuing viability and its ability to continue as a going concern and to meet its obligations as they fall due is dependent on the Company being successful in raising additional funds. The Company’s inability to raise capital or renew its leases may have a material adverse affect on its consolidated financial condition, ability to meet its obligations and operating needs and consolidated results of operations.

The accompanying consolidated financial statements for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern. As discussed above the Company has a working capital deficiency, has incurred net losses in recent years, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts nor to the amounts and classification of liabilities that might be necessary should the Company not continue as a going concern.

The Company has either planned the following activities or completed the following activities to address the above going concern issues.

•	Obtain approval to increase authorized shares to allow additional acquisitions and capital.

•	Seek acquisitions that will provide capital and cash flow.

•	Refinance opportunities and use additional shares to pursue development activities.

•	Issued rights to shareholders offering registered shares for sale to existing shareholders.

•

Empire and Great South Land Minerals entered negotiations to arrange significant financing for the continued exploration and development of the licensed property, including drilling of wells on evaluated and selected sites.

NOTE 3—TAXATION

In assessing the realisability of deferred tax assets, the Company determines whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at December 31, 2009 and 2008 reduced the net deferred tax assets to $0.

Deferred tax assets consist of:

	2009	2008
	$	$
Net operating losses, effective tax rate of 34% assumed	14,599,235	10,151,492
Valuation allowance	14,599,235	10,151,492

	—	—

At December 31, 2009, the Company has net operating loss carry forwards of approximately $46 million that will expire through the year 2029. The benefit of tax losses will be available provided the following are met:

The Company derives future assessable income of a nature and of an amount sufficient to enable the benefit from the deductions for the losses to be realized;

The Company continues to comply with the conditions for deductibility imposed by the law; and

No changes in tax legislation adversely affect the Company in realizing the benefit from the deductions for the losses.

The increase in the valuation allowance was $4,447,743 and $2,032,776 during 2009 and 2008, respectively.

NOTE 4—RELATED PARTY TRANSACTIONS

Transactions with related parties are as follows:

A number of directors of the Company or their director related entities hold positions in other entities that result in them having control or significant influence over the financial or operating policies of those entities. The aggregate amounts recognized as expense during the year relating to directors and their director related entities are listed below. Amounts accrued for Bendall and Garrison remain unpaid at December31, 2009.

Directors	Transactions	2009	2008	Unpaid December 31, 2009
		$	$	$
M. R. Bendall	Consulting, CEO and Director services	216,000	216,000	494,000
J. C. Garrison	Consulting, CFO and Director services	240,000	240,000	562,000
M.W. Roberts	Consulting, Director Services	-	42,000	-

In August 2007 an agreement was entered with Malcolm Bendall for Mr. Bendall is to provide the company with professional guidance, advice and assistance in the general area of oil and gas exploration. These services are expected to require an average commitment of 12 days per month. In return for providing these services, Mr. Bendall is entitled to receive $18,000 per month from the Company. The company continues to accrue $18,000 per month in fees for the services of Mr. Bendall.

In December 2007, the Company sold its interest of 7,641,403 common shares in Zeehan Zinc Limited. Proceeds of this sale were used to repay the $4,000,000 floating rate note payable to Wind City, Inc. that had been called for early redemption by the lender. This sale transaction was completed under significant time restraints that did not allow the company to meet the buyers share escrow requirements by delivering the Zeehan share certificates held by the company. To comply with the timing required to complete the sale transaction, the Company arranged transfer of Zeehan shares to the buyer from other Zeehan shareholders and immediately arranged transfer of the share certificates held by the Company to those shareholders in repayment. In total, Empire borrowed 9,000,000 shares of Zeehan stock from two entities. A current director is a beneficiary of one entity and the current CEO and director could be a control person of the other entity. Empire agreed to pay a total of 7,000,000 Empire shares as compensation for this loan of Zeehan shares. The 7,000,000 Empire shares were issued to one entity in 2008 and were valued at the market price at the time of the loan was made, and were recorded as follows. The value of 5,000,000 Empire shares, $600,000, was accrued as a long term payable at the time of the sale of the Zeehan shares and recorded as a cost of the sale of those shares. The remaining 2,000,000 Empire shares, valued at $240,000, were issued as compensation for unexpected processing delays in the return of the borrowed Zeehan shares and were recorded as an expense when the settlement agreement was made with the lender and the shares issued in 2008. Further Empire issued a note payable to the other entity for $518,013 in 2007, the proceeds of the sale of the remaining 1,359,597 Zeehan shares borrowed in excess of the shares owned by Empire. In addition to the $600,000 cost of borrowing shares mentioned above, the company recorded $784,088 additional costs to intermediaries for a total transaction cost of $1,384,088 in 2007. The additional costs were paid by transferring 140,000 Zeehan shares, issuing 4,766,667 Empire shares in 2007, issuing 1,000,000 Empire shares, valued at $120,000, in 2008 and paying $167,254 in cash in 2008 to reduce the liabilities recorded in 2007.

In January 2009, in conjunction with the resignation of a director (Phil Simpson), the Company paid certain employment entitlements to the director (Phil Simpson) by issuing 2.5 million shares of the Company’s common stock valued at approximately $150,000 which was recognized as compensation expense Shares were valued at quoted market price on the date of the agreement. Additionally, the Company made payment of approximately $18,000 to settle outstanding amounts owed to a company (Terralinna) controlled by the former director (Phil Simpson).

In January 2009, in conjunction with the aforementioned resignation, a company (Terralinna) controlled by the former director (Phil Simpson) provided new funding in the form of a demand note payable by the Company in the amount of approximately $349,000 (AUD$400,000) earning interest at an annual rate of 10% per annum. In conjunction with the note payable, the Company issued a warrant to allow for the purchase of 7 million Empire common shares for a period of five years at a price of $0.07 per share. The fair value of the warrant was determined to be $92,622 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and a risk-free interest rate of 0.5%. Since the note is due on demand, the value of the warrant, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended December 31, 2009. Additionally, the Company, via the principal shareholder, issued 2 million common shares of Zeehan Zinc Limited (ZZL.L), an AIM listed company, which had a fair value of approximately $24,000, which represented a debt discount, was recognized as interest expense in the consolidated statement of operations for the period ended December 31, 2009 and a related party payable in the consolidated balance sheet at December 31, 2009.

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

The Company recognized a combined net loss of approximately $320,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended December 31, 2009.

In February 2009, the Company repaid loans made to the Company by a director (John Garrison) in the principal amount of $210,000 plus accrued interest approximating $5,000. Consideration paid by the Company included 1,810,000 shares of marketable securities valued at approximately $344,000 and an option to convert the remaining amounts owed of approximately $10,000 into the Company’s common stock at an exercise price of $0.07 per share for a period of up to 5 years; the fair value of the option was determined to be approximately $5,000 using the Black Scholes model with expected volatility of 101%, no expected dividends, an expected term of five years and a risk-free interest rate of 0.5%. The Company recognized a loss of approximately $134,000 representing the difference between the fair value of the net consideration issued in the settlement transaction and the carrying value of the amounts due. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the period ended December 31, 2009.

We issued 10,177,500 common shares to establish a borrowing facility in April 2009 with, a non-affiliated party. The borrowing facility has no stated repayment terms or maturity date and no stated interest rate but is secured by 8,850,000 of the Company’s common stock and guaranteed by our CEO. These shares are contingently returnable to the Company once the amounts borrowed have been repaid. As a result of the shares being contingently returnable, they have not been recognized as issued in the consolidated financial statements. The remainder of the shares issued, 1,327,500, were issued to enable the arrangement, were valued at current market and the Company recognized a current expense in the amount of $92,925 in the consolidated statement of operations. At December 31, 2009, the Company had been advanced $200,000 from the borrowing facility. The Company utilized the $200,000 for working capital during the year ended December 31, 2009.

NOTE 5—COMMITMENTS AND CONTINGENCIES

Environmental Remediation Liabilities

Great South Land Minerals Limited provides an environmental bond to the State Government department to cover any potential environmental liabilities. The environmental bond is in the form of guarantee in favor of Mineral Resources Tasmania (“MRT”) totaling $66,970 (AUD$75,000), and relates to future rehabilitation costs that may arise in respect of the license. The $66,970 bond is included in prepayments and other current assets in the consolidated balance sheets at December 31, 2009 and 2008. As of December 31, 2009, the Company is not aware of any issues that would give rise to any environmental remediation liabilities.

Exploration Expenditure Commitments

In order to maintain current rights of tenure to exploration tenements, the Company is required to perform minimum exploration work to meet the minimum expenditure requirements specified by the Tasmanian State Government. These obligations are subject to renegotiation when application for a mining lease is made and at other times. The Company met its cumulative expenditure commitments for SEL 13/98 which expired September 30, 2009. Exploration License 14/2009, granted May 17, 2010 includes a license area of 3,108 square kilometers and requires expenditure of $6.95 million (AUD$7.55 million) over the license term of two years. The Company will apply for additional license terms based on the results of completed work and evaluation.

Operating Lease Commitments

Future operating lease commitments for office space at December 31, 2009 are as follows:

Expenditure required by year ended:	2009
$
December 31, 2010	44,621

44,621

Rental expense was $65,000 and $102,000 during the years ended December 31, 2009 and 2008, respectively.

The Company’s executive offices are located at 4500 College Boulevard, Suite 240, Leawood, Kansas 66211, where we rent approximately 500 sq. ft. of shared, supported office space at a cost of $500 per month on a month to month basis. The Great South Land Minerals Limited office premises at level 3/65 Murray Street have been refurbished to accommodate a specialized data room for seismic and other technical information relating to exploration activities. Beginining December 31, 2008, the rental on the Murray Street Hobart Seismic centre is $39,452 annually, and is currently a one year lease, renewable at the Company’s discretion. There is an additional $5,169 annual commitment for computer equipment rentals.

Litigation

On March 31, 2009 our wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately $309,000 (AUD$441,000) claimed due pursuant to our drilling contract with Hunt. The statutory demand notice has been filed with the Tasmanian District Court. Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been deposited with the claimant, which sums exceed the amount being claimed. The Company negotiated an ongoing arrangement with Hunt that has deferred any action and withdrawn the statutory claim and is allowing work to proceed on the exploratory drilling. In July 2009, GSLM was served by Hunt Energy with a Statutory Demand claiming balance due of $149,000 (AUD$173,678) of the original debt and a separate additional Statutory Demand in an amount of $1,298,000 (AUD$1,509,200). The Company believes it has significant defenses and is in negotiation for an agreement with Hunt Energy that will allow appropriate payments to be made over aperiod of time that are guaranteed by Empire’s CEO and that will allow Hunt to return to work when funding is available. Payments totaling $31,000 (AUD$35,000) were made in 2010 on this agreement, which continues to be under negotiation.

An additional Creditor’s Statutory Demand claim was presented in April 2009 from D&M Drilling in the amount of $38,000 (AUD$55, 000). Action on the claim has been deferred with a payment of $4,500 (AUD$5,000) and payment terms are being negotiated.

On December 23, 2009 A & R Steel Associates issued a creditor’s statutory demand against GSLM claiming a debt of $108,404 (AUD$120,362). GSLM admits liability for this debt, paid approximately $20,000 (AUD$22,000) in 2010 and is currently negotiating payment terms of the remaining balance.

On April 1, 2009, a statutory demand was received by GSLM from D.A. Tanner Holdings Pty Ltd. claiming a debt of $290,000 (AUD$323,727) for contract work performed before 2008. GSLM believes there exists a dispute underlying the claims noted within Statutory Demand based on a number of issues yet to be resolved between the parties. The company continues to negotiate through a process of mediation outside of the Courts with D. A. Tanner (principal and former employee) to substantiate the claims, resolve the amount of the debt actually due and payable by the company and to resolve related issues.

Tasx Pty Ltd issued and served a creditor’s statutory demand on GSLM on January 19, 2010 claiming a debt of $15,031 (AUD$16,689). GSLM is currently evaluating this claim to negotiate settlement.

Corporate Communications Pty Ltd has obtained a judgment in the Hobart Magistrates Court against GSLM in the sum of $11,844 (AUD$13,151) plus AUD$571(US$514) in legal costs. GSLM acknowledged this debt and made full payment in 2010.

Euro Signs & Graphics has issued proceedings in the Hobart Magistrates Court against GSLM claiming a debt of $2,470 (AUD$2,742). Those proceedings were served on GSLM on January 21, 2010. GSLM acknowledged this debt and made full payment in 2010.

J Boag & Son Brewing Pty Ltd issued proceedings in the Magistrates Court in November 2009 claiming a debt of $7,655 (AUD$$8,506). In 2010 GSLM made a partial payment totalling $2,700 (AUD$3,000) and is negotiating further payments.

Paul Cook & Associates issued proceedings in Magistrates Court on behalf of Carmichael Clan Pty Ltd about $26,000 (AUD$29,000) in unpaid rentals and other sums. GSLM leased the Bronte Park Village from Carmichael Clan in 2009. GSLM acknowledged this debt and made full payment in 2010.

Telstra has presented a claim in relation to a debt of $146,217 (AUD$162,463) owed by GSLM. GSLM has acknowledged this debt. An agreement has been made between GSLM and Telstra to repay this debt in 17 instalments of $9,000 (AUD$10,000) per month starting June 1, 2010, the first of which has been paid in 2010.

Terrex Seismic (formerly Trace Energy Services Pty Ltd) holds a registered mortgage debenture charge over all the assets and undertakings of GSLM, to a maximum prospective liability of $876,730 (AUD$1,000,000).

We are currently not aware of any other legal proceedings or claims that we believe will have, individually, or in the aggregate, a material adverse effect on our business, financial condition or operating results.

NOTE 6—PROPERTY AND EQUIPMENT

Property and equipment at cost, less accumulated depreciation, is as follows at December 31,:

	2009	2008
	$	$
Office equipment and furniture	80,100	63,809
Computer equipment	116,678	90,100
Field equipment	37,289	46,199
Vehicles	72,327	128,040
Total Property and equipment	306,395	328,149
Less: accumulated depreciation	(211,883)	(157,722)

Property and equipment, net	94,512	170,427

The expense for depreciation and impairment for year ended December 31, 2009 and 2008 was $53,521 and $61,694, respectively.

NOTE 7—LONG-TERM DEBT

Long-term debt consists of the following at December 31,:

	2009	2008
	$	$
RAB Loan, net of debt discount of $291,281 and $0, respectively	1,208,719	1,500,000
Terralinna Loan (related party)	357,172	1,695,489
Bendall Trust Loan (related party)	400,013	400,013
Other Loans (related party)	527,668	210,000
SmartWin Loan	3,469,122	2,683,910
Asset Purchase Loan	39,393	44,437

	6,002,087	6,533,849
Less: current portion	(4,793,368)	(2,349,939)

Long term debt	1,208,719	4,183,910

The maturities of the Company’s long-term debts consist of the following:

Years Ended December 31,
$

2010	4,793,368
2011	1,208,719
2012	—
DECEMBER
6,002,087

In March 2009, the 6% convertible debenture agreement with RAB Special Situations (Master) Fund Limited in the face amount of $1,500,000 was extended to mature March 21, 2011 and the conversion price was reduced to $0.07 per share. In conjunction with this extension, the expiration dates on the expiring Class A and Class B warrants were extended to March 21, 2014 and the Company issued to RAB a Class C warrant to purchase 7.5 million additional Empire shares for a period of five years. The adjusted exercise price of the Class A and Class B warrants was reset to $0.07 per share. The Company evaluated the modification and concluded that this modification was an extinguishment of the original debt. The convertible debenture has been discounted by $428,557 to record the fair value of the convertible note as extended. The fair value of the new warrant, the extended warrants and the convertible feature of the note was determined to be $585,640 using the Black Scholes option pricing model with expected volatility of 101%, no expected dividends, an expected term of three years and a risk-free interest rate of 0.5%. The discount value of the warrant will be amortized to interest expense over the two year term of the debenture. The value of the warrants and conversion feature was recorded as an addition to paid in capital. The Company recognized a loss of approximately $157,000 representing the difference between the fair value of the net consideration issued of $1,657,000 ($1,071,000 fair value of the extended debt plus the fair value of the new warrant, the extended warrants and the convertible feature of the note of $586,000) in the settlement transaction and the carrying value of the amounts due of $1,500,000. The Company evaluated the classification of this loss and determined that the loss does not meet the criteria for classification as an extraordinary item. As a result, the loss has been included as “Loss on extinguishments of debt” under “Other income (expense)” within income from continuing operations in the accompanying Consolidated Statement of Operations for the year ended December 31, 2009. As of December 31, 2009, no shares of common stock had been issued in conversion of the debenture and no warrants had been exercised.

	2009	2008

Notes payable:
Carrying value of original note	$1,500,000	$1,500,000
Less: adjustment to fair value (as if converted)	(428,557)	(1,047,172)
Add: fair value of stock converted for debt	—	—
Add: amortization of debt discount	137,276	1,047,172

Carrying value of note on December 31, 2009 and December 31, 2008	$1,208,719	$1,500,000

The terms and exercise prices of the warrants are set out in the table below.

Number of shares	Exercise price	Warrant expiration date
8,550,000	$0.07	March 2014
5,000,000	$0.07	March 2014
7,500,000	$0.07	March 2014

Each warrant may be exercised in whole or in part at any time to purchase shares of common stock at the respective exercise price, subject to adjustment from time to time upon the occurrence of certain events. The warrants have no intrinsic value at December 31, 2009.

Terralinna, Bendall Trust and Other Related Party Loans

From time to time the Company requires funding for short term needs which are supplied by shareholders, directors or entities associated with directors. At December 31, 2009 and 2008 loans from such related parties totaled $1,284,853 and $2,305,502, respectively, are due on demand and bear interest ranging from 8% to 10% per annum.

In February 2008, entities related to two directors loaned approximately $1.7 million to the company for working capital. These loans were due on demand at December 31, 2008 and secured by Pacific Rim assets. The $1.7 million balance was repaid in 2009 from the proceeds of the Company’s sale of marketable securities and the transfer of a note receivable (See Note 3).

Senior Secured Note

In conjunction with a memorandum of understanding, on July 17, 2008, Empire Energy, along with GSLM, signed a Senior Secured Note with Smart Win, under which the company would borrow up to $3.47 million (AUD$5,000,000). Proceeds from the Note were designated to commence drilling for oil and gas on GSLM’s Tasmanian Basin license area SEL 13/98 and to fund GSLM operating costs in support of the exploration and drilling activity. The Note provided Smart Win the right to jointly agree that expenditures of proceeds of the Note apply to exploration costs of SEL 13/98. As stated in the MOU, Smart Win agreed at signing to disbursements required to mobilize the drill rig, support GSLM operations and facilitate operation of the drilling program. Prepayments of $1.6 million (AUD$2.3 million) were made in July 2008 to the drilling contractors to transport equipment to Tasmania and begin work on the first well. The Note earns no interest and is secured by a pledge by Empire of 32 million newly issued shares of Empire common stock held in trust and the personal guarantee of Malcolm Bendall, Chief Executive Officer of Empire. The Note matures with the decision by Smart Win of its option to enter the joint venture agreement with GSLM regarding SEL 13/98. If Smart Win executes the joint venture agreement, the Note is cancelled and becomes part of their investment in the joint venture. If Smart Win does not execute the joint venture agreement, the note begins to accrue interest at a rate of libor plus one percent, not to exceed 6% per annum, and becomes repayable in quarterly installments over a period of two years. If necessary, the Note can be repaid by Empire, GSLM, the guarantor, transfer of the collateral shares or any combination. In October 2008, Smart Win discontinued funding the Note with approximately$759,000 ( AUD$1.1 million) remaining due under the Note agreement. In September 2009, Smart Win notified the Company that Smart Win would not pursue the Joint Venture and determined the Note to be in default. As a result of Smart Win’s decision not to pursue the Joint Venture, the note began accruing interest at a rate of libor plus one percent, not to exceed 6% per annum, and became repayable in quarterly installments over a period of two years beginning after the quarter ended September 30, 2009. No further action has been taken by either party.

Asset purchase loan

The asset purchase loan is a vehicle financing loan, payable in monthly installments of approximately $2,000 per month and is secured by the vehicle purchased. The loan bears interest at 10% per annum and matures November 2011.

NOTE 8—STOCKHOLDERS’ DEFICIT

The Company has outstanding at December 31, 2009, 278,544,366 shares of class A common stock and 99,431 shares of Class B common stock. All share transactions use Class A common stock. Class B common stock can be transacted only by conversion first to Class A shares.

During 2009, 1,443 Class B common shares were converted to 1,443 Class A common shares.

During 2009, the Company entered into consulting and promotion arrangements with three parties at a cost of 8,827,500 common shares valued at $478,098. The common shares were valued at the quoted market prices on the date of the agreements.

In April 2009 we acquired a 100% ownership interest in Grand Monarch Holdings, Ltd., a publicly reporting company at a cost of 2.5 million Empire shares valued at $125,000 on the date of issuance. This company was acquired to facilitate an acquisition that was subsequently not completed. It remained inactive, recorded no revenue, nominal expense, had no substantial assets or liabilities and was sold in June 2009. The acquisition was recorded as a business combination. There were no significant acquisition-related costs incurred in the business combination. Additional disclosures required are not presented as the acquired entity’s financial position, results of operations or cash flows would not materially impact either the historical consolidated financial statements or the supplemental pro forma information for the Company. Since the planned acquisition was not completed, there was no business purpose to hold and maintain the inactive wholly owned subsidiary. It was sold in June 2009 for a cash price of $25,000, resulting in a loss on sale of $100,000 and was deconsolidated on the date of disposal.

NOTE 9—OPTIONS/WARRANTS

The following table summarizes the movements in warrants for the years ended December 31, 2009 and 2008:

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	14,300,000	$0.09	15,800,000	$0.15
Warrants granted	14,500,000	0.07	—	—
Warrants exercised	—	—	—	—
Warrants expired	(750,000)	0.50	(1,500,000)	0.10

End of period	28,050,000	$0.08	14,300,000	$0.09

Warrants exercisable	28,050,000	$0.08	14,300,000	$0.09

The warrants have a weighted average remaining contractual life of 4.2 years, are fully vested and have a weighted average exercise price of $0.07 per share. The warrants have no aggregate intrinsic value at December 31, 2009 or 2008.

The following table summarizes information about warrants outstanding at December 31, 2009:

	Exercise Prices	Number outstanding	Average remaining life in years
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	8,550,000	4.2
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	5,000,000	4.2
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	7,500,000	4.2
Terralinna Pty Ltd., rights expiring January 2014	0.07	7,000,000	4.1

		28,050,000

The following table summarizes information about warrants outstanding at December 31, 2008:

		2008
	Exercise Prices	Number outstanding	Average remaining life in years

Avalor Capital LLC and Frank W Bachinsky, III Common Stock, rights expiring October 10, 2009	0.50	750,000	0.78
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.07	8,550,000	0.25
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 31, 2009	0.07	5,000,000	0.25
		14,300,000

The following table summarizes the movements in options in the year to December 31, 2009 and 2008:

	2009		2008
	Shares	Weighted AveragePrice	Shares	Weighted AveragePrice
Options outstanding:
Beginning of period	9,000,000	$0.138	27,574,079	$0.349
Options granted	—	—	—	—
Options vested	—	—	—	—
Options exercised	—	—	—	—
Options expired	(9,000,000)	0.138	(18,574,079)	0.433

End of period	—	—	9,000,000	$0.138

Options exercisable	—	—	9,000,000	$0.138

The 27,574,079 share options outstanding at January 1, 2008 consisted of options issued to a former executive for the purchase of 18,574,079 common shares. These options were forfeited when the executive resigned in February 2008. The 9,000,000 outstanding share options outstanding at December 31, 2008 consisted of share options with performance conditions made to directors, director related entities and officers of the Company. The issuance of these options was conditional based on the achievement of performance conditions which were achieved in 2006. These options had a term of three years and an exercise price of $0.178 (AUD $0.20). The options expired by their terms, unexercised on December 31, 2009.

NOTE 10—DISCONTINUED OPERATIONS

In March 2006, Empire issued 9 million shares of common stock to acquire a 51% interest in Pacific Rim Foods, Ltd., a company newly created to develop food production and canning operations in China. In November 2008, the Company determined to discontinue operations at its Pacific Rim Foods, Ltd. subsidiary to fully focus Company resources on exploration of its oil and gas license property in Tasmania. The subsidiary was sold to Mach One Corporation in a stock for stock transaction that was completed on December 31, 2008. One hundred percent of the common stock of Pacific Rim was exchanged for 28 million shares of common stock of Mach One Corporation and a convertible note receivable from Mach One in the amount of $1.5 million, representing approximately one third ownership in Mach One. The exchange of Empire's 35% ownership of Pacific Rim resulted in an approximate 10% ownership in Mach One. The shares were reported as available for sale and reported on the balance sheet at fair market value. The Company’s financial statements report the financial condition and results of operations for its investment in Pacific Rim as discontinued operations. For the year ended 2008, Empire recognized a gain on the sale of Pacific Rim in the amount of $868,970 which included a loss from operations in 2008 of $112,964.

NOTE 11—IMPAIRMENT LOSS ON MARKETABLE SECURITIES

The Company’s investmentsconsist primarily of 7,660,000 shares in common stock of a company in the investment banking industry (Libertas Capital). The severity and duration of the impairment correlate with the inability of the issuer to meet the listing requirements for its shares. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company considers those investments to be other-than-temporarily impaired at December 31, 2009 and has recognized an impairment loss of $1,276,667 for the year ended December 31, 2009.

NOTE 12—SUBSEQUENT EVENTS

On May 17, 2010 the Tasmania Minister for Energy and Resources countersigned the documents to grant to the Company its exploration license EL14/2009, covering 3,108 sq km (768,004 acres) of the onshore Tasmania Basin including the two main domes at Bellevue and Thunderbolt identified while operating under Special Exploration License 13/98 that expired September 30, 2009. EL 14/2009 requires expenditure of AUD$7.55 million (US$6.95 million) and drilling two wells on these areas during the license term of two years.

On February 12, 2010, registration of the Company’s rights offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was declared effective by the Securities and Exchange Commission. The offering period ended April 18, with shareholders exercising their right to take up approximately 17 million additional shares of common stock of the Company in exchange for $58,000 in cash and $1.2 million debt reduction from related parties.

In April 2010 the Company issued 659,650 shares of its class A common stock in conjunction with its common stock rights offering. In addition, 751 Class B common shares were converted to 751 Class A common shares after December 31, 2009.

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

Signature	Title	Date

/s/ M ALCOLM R. BENDALL Malcolm R. Bendall	Chief Executive Officer and Director	June 3, 2010

/s/ JOHN C. GARRISON John Garrison	Chief Financial Officer, Secretary and Director	June 3, 2010

/s/ TAD M. BALLANTYNE Tad M. Ballantyne	Director	June 3, 2010

/s/ CLIVE F. BURRETT Clive F. Burrett	Director	June 3, 2010