Form 10-Q
period 2010-03-31
EMPIRE ENERGY CORP
filed 2010-06-04
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

________________________________________________________________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

Commission File Number: 1-10077

_______________________________________________________________________

EMPIRE ENERGY CORPORATION INTERNATIONAL

(Exact name of small business issuer as specified in its charter)

_______________________________________________________________________

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

Yes        .   No   X  .

The issuer had 279,204,767 shares of its Class A Common Stock issued and outstanding, 98,680 shares of its Class B Common Stock issued and outstanding, and 98,680 shares of paired convertible Exchange shares issued and outstanding as of April 20, 2010, the latest practicable date before the filing of this report.

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

Item 1.

Financial Statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	March 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$31,473	$14,976
Receivables	2,305	2,268
Prepayments and other current assets	96,296	78,814

TOTAL CURRENT ASSETS	130,074	96,058

OIL AND GAS PROPERTIES UNDER DEVELOPMENT, NET	—	—
PROPERTY AND EQUIPMENT, NET	82,169	94,512

TOTAL ASSETS	$212,243	$190,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$5,064,948	$4,904,636
Trade and other payables—related party	1,204,349	1,062,349
Short term debt	4,871,885	3,708,515
Short term debt—related party	1,495,639	1,284,853
Stock subscription payable	27,000	—
Accrued interest payable	360,000	337,500

TOTAL CURRENT LIABILITIES	13,023,821	11,097,853

NOTES PAYABLE	-	1,208,719

TOTAL LIABILITIES	13,023,821	12,306,572

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, (599,000,000 authorized) par value of $0.001, 278,544,700 and 278,544,366 shares issued and outstanding respectively	278,544	278,544
Class B Common stock, (1,000,000 authorized) value of $0.001, 99,097 and 99,431 shares issued and outstanding respectively	99	99
Additional paid-in capital	34,345,300	34,345,300
Deficit accumulated during the exploration stage	(46,787,754)	(46,221,225)
Accumulated other comprehensive income (loss)	(647,767)	(518,720)

TOTAL STOCKHOLDERS’ DEFICIT	(12,811,578)	(12,116,002)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$212,243	$190,570

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months Ended March 31, 2010 and 2009 and from March 15, 1995 (Inception) to March 31, 2010

(Unaudited)

	Three months Ended March 31, 2010	Three months Ended March 31, 2009	March 15, 1995 (Inception) to March 31, 2010
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general and administrative	349,543	916,181	24,113,811
Impairment of well costs	—	—	8,271,190
Exploration costs	—	7,193	9,313,295

TOTAL COSTS AND EXPENSES	349,543	923,374	41,698,296

LOSS FROM OPERATIONS	(349,543)	(923,374)	(41,698,296)

OTHER INCOME (EXPENSE)

Realized gain on marketable securities and note receivable	—	1,443,403	1,529,485
Impairment loss on marketable securities	—	(1,276,667)	(1,277,336)
Foreign currency transaction gains (losses)	(113,931)	14,328	(67,443)
Loss on extinguishments of debt	—	(610,326)	(610,326)
Loss on equity investment	—	—	(829,000)
Loss on sale of equipment	—	—	(11,369)
Other income	—	28,833	87,279
Interest (expense)	(103,055)	(257,198)	(3,890,271)

LOSS BEFORE INCOME TAXES	(566,529)	(1,581,001)	(46,767,278)
INCOME TAXES	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	(566,529)	(1,581,001)	(46,767,278)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(20,476)

NET LOSS	$(566,529)	$(1,581,001)	$(46,787,754)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	278,544,533	272,482,964

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through March 31, 2010

(UNAUDITED)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Balance at March 15, 1995	—	—	—	—	—	—	—	—
Reverse Acquisition of GSLM	8,747,012	8,747	105,857	106	(8,853)	—	—	—
Issuance of common stock: cash	1,000	1			745			746
Net loss	—	—	—	—	—	—	—	—

Balance at June 30, 1996	8,748,012	8,748	105,857	106	(8,108)	—	—	746
Issuance of common stock: cash	59,000	59	—	—	53,977	—	—	54,036
Issuance of common stock: share premium	—	—	—	—	391,761	—	—	391,761
Net loss	—	—	—	—	—	—	(477,078)	(477,078)
Foreign currency translations	—	—	—	—	—	24,122	—	24,122

Balance at June 30, 1997	8,807,012	8,807	105,857	106	437,630	24,122	(477,078)	(6,413)
Issuance of common stock: cash	138,688	139	—	—	86,318	—	—	86,457
Issuance of common stock: share premium	—	—	—	—	857,737	—	—	857,737
Net loss	—	—	—	—		—	(1,247,314)	(1,247,314)
Foreign currency translations	—	—	—	—	—	185,864	—	185,864

Balance at June 30, 1998	8,945,700	8,946	105,857	106	1,381,685	209,986	(1,724,392)	(123,669)
Issuance of common stock: cash	69,581	70	—	—	328,899	—		328,969
Net loss	—	—	—	—	—	—	(267,403)	(267,403)
Foreign currency translations	—	—	—	—	—	(106,064)	—	(106,064)

Balance at June 30, 1999	9,015,281	9,016	105,857	106	1,710,584	103,922	(1,991,795)	(168,167)
Issuance of common stock: cash	35,971	36	—	—	137,205	—	—	137,241
Issuance of common stock: services	23,214	23	—	—	151,099	—	—	151,122
Net loss	—	—	—	—	—	—	(186,666)	(186,666)
Foreign currency translations	—	—	—	—	—	22,585	—	22,585

Balance at June 30, 2000	9,074,466	9,075	105,857	106	1,998,888	126,507	(2,178,461)	(43,885)

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through March 31, 2010

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

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through March 31, 2010

(UNAUDITED)

	Common	Stock - A	Common	Stock - B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated during the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Balance at July 1, 2004	71,173,794	71,174	105,857	106	6,885,528	(142,467)	(8,829,936)	(2,015,595)
Net loss for six months	—	—	—	—	—	—	(188,615)	(188,615)
Foreign currency translations for six months	—	—	—	—	—	(274,088)	—	(274,088)

Balance at December 31, 2004	71,173,794	71,174	105,857	106	6,885,528	(416,555)	(9,018,551)	(2,478,298)
Issuance of common stock: debt	29,458	29	—	—	(29)	—	—	—
Issuance of common stock: services	2,634,319	2,634	—	—	(2,634)	—	—	—
Conversion of Class B stock into Class A	2,471	3	(2,471)	(3)	—	—	—	—
Reverse Acquisition of GSLM			—	—	(213,249)	—	—	(213,249)
Issuance of common stock: contingency	2,490,000	2,490	—	—	(2,490)	—	—	—
Issuance of common stock: Acquisition of Cyber Finance	37,500,000	37,500	—	—	5,962,500	—	—	6,000,000
Issuance of common stock: services	830,000	830	—	—	98,770	—	—	99,600
Net loss for year	—	—	—	—	—	—	(1,897,847)	(1,897,847)
Foreign currency translations	—	—	—	—	—	159,086	—	159,086

Balance at December 31, 2005	114,660,042	114,660	103,386	103	12,728,396	(257,469)	(10,916,398)	1,669,292
Issuance of common stock: HEM convertible debenture	6,222,675	6,223	—	—	498,500	—	—	504,723
Issuance of common stock: services	21,185,493	21,186	—	—	2,398,121	—	—	2,419,307
Conversion of Class B stock into Class A	1,604	1	(1,604)	(1)	—	—	—	—
Issuance of common stock: Exchange for debt	19,360,774	19,361	—	—	1,895,665	—	—	1,915,026

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through March 31, 2010

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

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Period From March 1995 (Inception) Through March 31, 2010

(UNAUDITED)

	Common	Stock – A	Common	Stock B	Additional Paid-In Capital	Accumulated Other Comprehensive Income (Loss)	Deficit Accumulated During the Exploration Stage	Total Stockholders’ Equity (Deficit)
	No.	$	No.	$	$	$	$	$
Foreign currency translations	—	—	—	—	—	386,399	—	386,399
Marketable securities, unrealized loss	—	—	—	—	—	29,364	—	29,364
Net loss for the year	—	—	—	—	—	—	(8,162,062)	(8,162,062)

Balance at December 31, 2007	198,546,456	198,546	100,917	101	24,387,671	(116,526)	(28,108,940)	(3,639,148)
Conversion of Class B stock into Class A	43	0	(43)	(0)	—	—	—	—
Restricted shares issued in exchange for services	38,395,800	38,396	—	—	5,050,200	—	—	5,088,596
Restricted shares issued in exchange for debt	6,998,732	6,999	—	—	835,811	—	—	842,810
Restricted shares issued in exchange for marketable security	8,511,111	8,511	—	—	1,268,156	—	—	1,276,667
Release of shares in sale of Pacific Rim	7,500,000	7,500	—	—	1,117,500	—	—	1,125,000
Restricted shares issued in exchange for cash	7,263,281	7,263	—	—	554,500	—	—	561,763
Unrealized change in foreign currency exchange rates	—	—	—	—	—	(850,365)	—	(850,365)
Value of stock options vested	—	—	—	—	(105,466)	—	—	(105,466)
Marketable securities, unrealized loss	—	—	—	—	—	(614,367)	—	(614,367)
Net loss for the period ended December 31, 2008	—	—	—	—	—	—	(4,906,924)	(4,906,924)

Balance at December 31, 2008	267,215,423	267,215	100,874	101	33,108,372	(1,581,258)	(33,015,864)	(1,221,434)
Conversion of Class B stock into Class A	1,443	2	(1,443)	(2)		—	—	—
Restricted shares issued in exchange for services	8,827,500	8,827	—	—	469,271	—	—	478,098
Restricted shares issued in exchange for the acquisition of Grand Monarch Holdings	2,500,000	2,500	—	—	122,500	—	—	125,000
Unrealized change in foreign currency exchange rates	—	—	—	—	—	403,785	—	403,785
Warrants issued with debt	—	—	—	—	645,157	—	—	645,157
Marketable securities, unrealized loss	—	—	—	—	—	658,753	—	658,753
Net loss for the period ended December 31, 2009	—	—	—	—	—	—	(13,205,361)	(13,205,361)
Balance at December 31, 2009	278,544,366	278,544	99,431	99	34,345,300	(518,720)	(46,221,225)	(12,116,002)
Conversion of Class B stock into Class A	334	—	(334)	—	—	—	—	—
Unrealized change in foreign currency exchange rates	—	—	—	—	—	(129,047)	—	(129,047)
Net loss for the period ended March 31, 2010	—	—	—	—	—		(566,529)	(566,529)
Balance at March 31, 2010	278,544,700	278,544	99,097	99	34,345,300	(647,767)	(46,787,754)	(12,811,578)
	—	—	—	—	—	—	—	—
Comprehensive loss March 31, 2009	—	—	—	—	—	(995,482)	—	—
Comprehensive loss March 31, 2010	—	—	—	—	—	(695,576)	—	—

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Three months Ended March 31, 2010 and 2009 and from March 15, 1995 (Inception) to March 31, 2010

(Unaudited)

	2010	2009	March 15, 1995 (Inception) to March 31, 2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(566,529)	(1,581,001)	(46,787,754)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	—	517,621	13,798,106
Discontinued operations	—	—	20,476
Depreciation	14,765	13,752	219,750
Amortization of debt discount	51,509	—	248,381
Loss on disposal of fixed assets	—	—	11,369
Loss on equity investment	—	—	829,000
Loss on extinguishments of debt	—	610,326	610,326
Realized gain on marketable securities and note receivable	—	1,443,403	(1,529,485)
Impairment of oil and gas property costs	—	—	8,271,190
Impairment loss on marketable securities	—	1,276,667	1,277,336
Foreign currency transaction loss (gain)	113,931	—	67,443
Changes in operating assets and liabilities:
Receivables	(37)	11,780	(2,305)
Prepaid expenses and other assets	(17,483)	357,754	(96,297)
Trade payables and accrued expenses	325,858	233,950	4,944,565

NET CASH USED IN OPERATING ACTIVITIES	(77,986)	(16,882)	(18,117,899)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity investments	—	—	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	—	—	(2,034,678)
Proceeds from sale of property and equipment	—	—	1,755,446
Oil and gas properties under development	—	(329,250)	(4,479,789)
Proceeds (cost) of marketable securities	—	154,83	(33,199)
Proceeds from collection of note receivable	—	—	320,178
Deconsolidation of subsidiary, net of proceeds	—	—	(185,116)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(174,413)	2,781,926

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	201,530	283,786	12,488,538
Proceeds from issuance of common shares, net of $328,142 of direct issuance costs	—	—	6,869,744
Stock subscription payable	27,000	—	27,000
Principal payments on notes payable	(5,000)	(4,233)	(4,410,810)
Proceeds from the sale of non-controlling interests	—	—	1,040,741

NET CASH PROVIDED BY FINANCING ACTIVITIES	223,530	279,553	16,015,213

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(129,047)	(87,224)	(647,767)

NET INCREASE IN CASH AND CASH EQUIVALENTS	16,497	1,034	31,473
CASH AND CASH EQUIVALENTS – beginning of period	14,976	53,885	—

CASH AND CASH EQUIVALENTS – end of period	31,473	54,919	31,473

CASH PAID FOR:
Taxes	—	—	—
Interest	22,588	728	566,844

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with marketable securities	—	1,945,555
Fair value of warrants issued with debt	—	428,557

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010 and 2009

(UNAUDITED)

NOTE 1 – ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2009 as reported in the Form 10-K have been omitted.  All balances are stated in United States dollars unless otherwise noted.

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

Recent Accounting Pronouncements and Recently Adopted Accounting Pronouncements

In January 2010, the FASB released Accounting Standards Update (“ASU”) 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. The update requires reporting entities to provide information about movements of assets among Levels 1 and 2 of the three-tier fair value hierarchy established under FASB ASC 820. The update also requires separate presentation (on a gross basis rather than as one net number) about purchases, sales, issuances, and settlements within the reconciliation of activity in Level 3 fair value measurements. The guidance is effective for any fiscal period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances, and settlements, which will be effective for any fiscal period beginning after December 15, 2010. The Company believes the update will have no material impact on its consolidated financial statements.

In February 2010, the FASB released ASU 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements which removed some contradictions between the requirements of GAAP and the SEC’s filing rules. As a result, public companies will no longer have to disclose the date of their financial statements in both issued and revised financial statements. The amendments became effective upon issuance of the update and the Company adopted the provisions of this update beginning with the quarter ended March 31, 2010 with no material impact on its consolidated financial statements.

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

•

The Company’s key mineral exploration license expired September 30, 2009.  An additional two year license was issued May 17, 2010 for part of the prior licensed area.  Additional license applications have been lodged but have not yet been awarded.

•	Current liabilities of $13,023,821 exceed current assets of $130,074 including cash or cash equivalents of $31,473 at March 31, 2010.

•	The Company is party to litigation regarding collection of its overdue liabilities.

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

•	Obtain approval to increase authorized shares to allow additional acquisitions and fund-raising activity.

•	Pursue refinancing opportunities and using the additional shares to pursue development activities.

NOTE 3 – TAXATION

In assessing the realizability of deferred tax assets, the Company applies SFAS No. 109 to determine whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. As a result, the Company’s valuation allowance at March 31, 2010 and 2009 reduces the net deferred tax assets to $0.

NOTE 4 –RELATED PARTY TRANSACTIONS

During the three months ending March 31, 2010, the Company received additional net loans totaling $201,530 from a Director and CEO (Malcolm Bendall) and related entities.  These advances are repayable on demand and accrue interest at the rate of 10% per annum.  In February 2010, the Company repaid loans made to the Company by a director (John Garrison) in the principal amount of $5,000.

NOTE 5—LONG-TERM DEBT

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
	$	$
RAB Loan, net of discount of $239,772 and $291,281	1,260,228	1,208,719
Terralinna Loan (related party)	367,672	357,172
Bendall Trust Loan (related party)	400,013	400,013
Other Loans (related party)	727,954	527,668
SmartWin Loan	3,571,106	3,469,122
Asset Purchase Loan	40,551	39,392

	6,367,524	6,002,086
Less: current portion	(6,367,524)	(4,793,368)

Long term debt	—	1,208,719

The maturities of the Company’s long-term debts consist of the following:

Twelve Month Period Ending March 31,
$
2011	6,367,524
2012	—
2013 and thereafter	—

6,367,524

NOTE 6 – SHAREHOLDERS DEFICIT

The Company has outstanding at March 31, 2010, 278,544,700 shares of class A common stock and 99,097 shares of Class B common stock.  All share transactions use Class A common stock.  Class B common stock can be transacted only by conversion first to Class A shares.

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was allowed to become effective. The offering period ended April 18, 2010 with shareholders exercising their right to purchase approximately 17 million additional common shares  at a value of $58,000 in cash and related party debt reduction of $1.2 million.  All eligible Empire Directors purchased their full share entitlements which included the conversion of US$1.2 million of debt to equity. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining 117 million unsubscribed shares at the same price of $0.07 per share.  The oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and will terminate on a date which is expected to be fifteen days after the post-effective registration is determined effective.  At March, 31, 2010, the Company had received proceeds from the rights offering totaling $27,000 and has recorded the $27,000 cash received for the stock subscriptions as a liability in the balance sheet until the shares are issued, at which time the liability will be reclassified as equity.

NOTE 7— WARRANTS

The following table summarizes the movements in warrants for the year ended December 31, 2009 and the three month period ended March 31, 2010:

	For the Three Months Ended		For the Year Ended
	March 31, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	28,050,000	$0.07	14,300,000	$0.09
Warrants granted	—	—	14,500,000	0.07
Warrants exercised	—	—	—	—
Warrants expired	—	—	(750,000)	0.50

End of period	28,050,000	$0.07	28,050,000	$0.07

Warrants exercisable	28,050,000	$0.07	28,050,000	$0.07

The warrants have a weighted average remaining contractual life of 3.9 years, are fully vested and have a weighted average exercise price of $0.07 per share.   The outstanding warrants have no aggregate intrinsic value at March 31, 2010 or at December 31, 2009.

The following table summarizes information about warrants outstanding at March 31, 2010:

	Exercise Prices	Number outstanding	Average remaining life in years
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	8,550,000	4.0
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	5,000,000	4.0
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	7,500,000	4.0
Terralinna pty Ltd., rights expiring January 2014	0.07	7,000,000	3.8

		28,050,000

NOTE 8 — COMMITMENTS AND CONTINGENCIES

Legal Proceedings

On March 31, 2009 our wholly-owned subsidiary, Great Southland Minerals Ltd., was served with a Form 509H, Creditor’s Statutory Demand relating to a claim by Hunt Energy & Mineral Company -- Australia Ltd. PTY for payment of approximately $309,000 (AUD$441,000) claimed due pursuant to our drilling contract with Hunt.  The statutory demand notice has been filed with the Tasmanian District Court.    Management believes that it has substantial defenses to the claim including the defense that the contract provides for all disputes to be submitted to the dispute resolution process contained in the contract and that substantial sums have been deposited with the claimant, which sums exceed the amount being claimed.  The Company negotiated an ongoing arrangement with Hunt that has deferred any action and withdrawn the statutory claim and is allowing work to proceed on the exploratory drilling.  In July 2009, GSLM was served by Hunt Energy with a Statutory Demand claiming balance due of $149,000 (AUD$173,678) of the original debt and a separate additional Statutory Demand in an amount of $1,298,000 (AUD$1,509,200).  The Company believes it has significant defenses and is in negotiation for an  agreement with Hunt Energy that will allow appropriate payments to be made over  a period of time that are guaranteed by Empire’s CEO and that will allow Hunt to return to work when funding is available. Payments totaling $31,000 (AUD$35,000) was made in 2010 on this agreement, which continues to be under negotiation.

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

Paul  Cook & Associates issued proceedings in Magistrates Court on behalf of Carmichael Clan Pty Ltd about $26,000 (AUD$29,000) in unpaid rentals and other sums. GSLM leased the Bronte Park Village from Carmichael Clan in 2009. GSLM is currently evaluating this claim to negotiate settlement.

Telstra has presented a claim in relation to a debt of $146,217 (AUD$162,463) owed by GSLM. GSLM has acknowledged this debt. An agreement has been made between GSLM and Telstra to repay this debt in 17installments of $9,000 (AUD$10,000) per month starting June 1, 2010, the first of which has been paid in 2010.

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

NOTE 9—SUBSEQUENT EVENTS

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

In April 2010 the Company issued 659,650 shares of its class A common stock for net proceeds of $46,175 in conjunction with its common stock rights offering.  In addition, 417 Class B common shares were converted to 417 Class A common shares after March 31, 2010.  Class B common stock can be transacted only by conversion first to Class A shares.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our twelve-month plan of operation:

We are an exploration stage oil and gas exploration company, devoting substantial effort to raising capital to support our exploration and development of sub-surface hydrocarbons in commercial quantities in Tasmania, Australia.  Our primary focus is the discovery and exploitation of oil and gas and we intend to apply all resources to that purpose. We currently have four wholly-owned subsidiaries: Great South Land Minerals Limited, Bob Owen Company, Cyber Finance Limited and Expedia Limited.  Our primary endeavor is the exploration for and development of oil and natural gas in the state of Tasmania, Australia undertaken by GSLM and our resources are being focused on that activity

Great South Land Minerals Limited’s principal asset was its exploration license in Tasmania, 15,035 km 2 (37.2 million acres) Special Exploration License 13/98. The terms of the Great South Land Minerals Limited Special Exploration License 13/98 were contractually agreed with Mineral Resources Tasmania, the local authority under the Department of Industry, Energy and Resources of Tasmania. The Company had expenditure obligations under the license conditions. The conditions required scheduled reported expenditure of AUD $21.5 million (US $16.69 million), by September 2009. The company reported accumulated expenditure to date of AUD $50.8 million (US $43.7 million). Expenditure is reported under the regulations of Mineral Resources Tasmania by Great South Land Minerals Limited. The exploration and development expenditures disclosed in the Consolidated Financials and Notes were prepared using USA Generally Accepted Accounting Principles which is different to the definition of exploration expenditure of Special Exploration License 13/98, but approximate the USD $46 million deficit accumulated during exploration stage.

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

In July 2008, with the financial guarantee of our Chief Executive Officer, we obtained a secured loan from Smart Win Limited in the amount of AUD$5 million (US$3.47 million) to pursue the drilling program in the property area covered by SEL 13/98. Initial draw on this loan of approximately AUD$2.7 million  (US$1.86 million) allowed mobilization of the drilling contractor, prepaid initial drilling cost and provided working capital to the Company. Additional drawing under this note was expected to fund the drilling program and complete at least the first well. In conjunction with this note, we agreed to a memorandum of understanding that could bring up to AUD$45 million (US$31.1 million) to the drilling program in exchange for up to a 50% interest in the license property. This additional funding was intended to allow drilling of up to an additional 14 exploratory wells in 2009. In October 2008, the drilling program was stopped when SmartWin failed to advance the remaining AUD$1.1 million (USD $759,770) due under the AUD$5 million (USD $3.45 million) Note and in September 2009 Smart Win notified us that they would not pursue the joint venture and the note should be repaid as Smart Win considered the Note to be in default.

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters.  The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the well.  Onsite inspection was conducted by MODUSPEC whose report on the condition of the rig was received on the 30th December 2008.  The funding shortfall includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AUD$5 million (USD $3.45 million) Note as well as the effects of the global financial crisis and the apparent refusal of creditors to advance funds on new projects and the failure of historic sources of those funding exploration ventures.  Due to this funding uncertainty and the length of time on hold, the suspended exploration and drilling costs incurred of $8,271,190, (including $3,829,474 incurred in 2009) on the well were charged to expense in 2009.   Management remains confident that this shortage of operating capital will ease but there can be no guaranty that we will be able to finance the balance of our project at this juncture, which could cause the failure of our business.  We have incurred significant standby charges.  At March 31, 2010 we have accrued a balance of $1,682,000 in charges owed to Hunt Energy.

In April 2009, we filed applications for two additional tenement licenses in Tasmania. One application for the coal-bed methane horizons of the existing SEL 13/98 tenement which would be tested commencing with the Bellevue #1 exploratory well. The second application for a further 12,040 sq kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out. Mineral Resources Tasmania declined to grant these applications.  We have lodged additional applications in conjunction with the September 2009 expiration of Special Exploration License 13/98. One of the additional applications was granted May 17, 2010, the other remains under consideration.

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

During the quarter ended March 31, 2010, the Company generated no oil and gas revenue. The Company generated a loss from operations of $350,000 primarily by incurring  general & administrative expenses including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended March 31, 2009, the Company also generated no revenue. The Company generated a loss from operations of $923,000 primarily by incurring exploration expenses of $7,000 and general and administrative expenses of $916,000, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

By its terms, Special Exploration License 13/98 expired September 30, 2009.  In September 2009 we filed applications for two additional tenement licenses in Tasmania.  One application is an exploration license covering key prospective areas identified in the expiring SEL 13/98 tenement including areas which would be tested commencing with the Bellevue #1 exploratory well.  The second application is for a further 12,040 sq. kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq. kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out.  The onshore application was granted for a reduced area of approximately 3,000 square kilometers on May 17, 2010 as Exploration License 14/2009 including the two most prospective areas determined by work done under SEL 13/98.  EL 14/2009 requires expenditure of AUD$7.55 million (US$6.95 million) during its term of two years to drill two wells.   The second license applications has not yet been  awarded by Mineral Resources Tasmania.  The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over areas covered by that license and continues to work for and plan for the addition of the full area covered by SEL 13/98 to the area covered by Exploration License 14/2009.  Award of the Special Exploration License is at the discretion of the Minister but the Company believes its performance over past years support the issuance of the new license.  Should the additional area in the current applications not be granted, we intend to reapply and to seek rights to additional exploration property that we have not yet identified. On May 17, 2010 the Tasmania Minister for Energy and Resources countersigned the documents to grant to the Company its exploration license EL14/2009, covering 3,108 sq km (768,004 acres) of the onshore Tasmania Basin including the two main domes at Bellevue and Thunderbolt identified while operating under Special Exploration License 13/98 that expired September30, 2009.

While the Company has accepted this Exploration License 14/2009 for the area issued, the company has formally submitted notice of appeal to Mineral Resources Tasmania's (MRT) of the decision to reduce the license area and asked for the department to expand the licensed area to include the full area (1.84 million acres, 7,450 square kilometers) for which exploration license EL 14/2009 was originally applied for and which contained most (over 80 percent) of the Company’s seismically defined prospective structures.  The Company plans to appeal to MRT to expand the license grant to include the entire area (3.71 million acres, 15,039 square kilometers) covered in the expired Special Exploration License 13/98.  The Company has additionally submitted to MRT a new application replacing Empire/GSLM's previously withdrawn special exploration license SEL 13/2009, which covers much of eastern and offshore Tasmania.  Presently, the company’s main focus is on drilling and developing the two most prospective structures, Bellevue and Thunderbolt, both of which are included in the licensed area of Exploration License 14/2009.

With formal issuance to GSLM of Exploration License EL 14/2009, the Company now plans to complete funding and resume its drilling program, update its environmental studies and complete its goal of commercializing oil and gas within the Tasmania Basin.

Liquidity and Capital Resources

On March 31, 2010, the Company had $31,000 in cash, $96,000 in prepayments of expenses and $13,000,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt resulting in a working capital deficit of $12,900,000. Approximately $2 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used by operating activities for the three months ended March 31, 2010 was $78,000 compared to cash used of $17,000 for the three months ended March 31, 2009. No cash was used by investing activities during the three months ended March 31, 2010. Cash used in investing activities during the three months ended March 31, 2009 was $174,000. Net cash provided by financing activities during the three months ended March 31, 2010 was $224,000, primarily loans from our CEO. Net cash provided by financing activities during the three months ended March 31, 2009 was $280,000, primarily loans from a director.  Additional financing will be needed during the coming twelve months to continue to develop the license property and pursue the company’s business plan.

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was allowed to become effective.   The offering period ended April 18, 2010 with shareholders exercising their right to purchase approximately 17 million additional shares in the company at a value of $58,000 in cash and debt reduction from related parties of $1.2 million.  All eligible Empire Directors purchased their full share entitlements which included the conversion of US$1.2 million of debt to equity. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining 117 million additional unsubscribed shares at the same price of $0.07 per share.  This oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and will terminate on a date which is expected to be fifteen days after the post-effective registration is determined effective.

EEGC is in the exploration stage, devoting substantially all of its efforts to exploration of its oil and gas license in Tasmania and raising capital to finance its exploration of its oil and gas license. EEGC has substantially funded its operations with proceeds from the issuance of common stock.  At March 31, 2010, the Company has current liabilities of $13,023,821, current assets of $130,074 and no current source of revenue. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues if commercial operations get underway.  The Company has yet to generate any revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes to the consolidated financial statements, the Company has a working capital deficiency, has incurred net losses since inception, and has a significant accumulated deficit. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to those matters are described in the notes to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might be necessary should the Company not continue as a going concern..

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of March 31, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of March 31, 2010, the Company’s disclosure controls and procedures were not effective as of March 31, 2010.  As reported on Form 10K filed for the year ended December 31, 2009, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office, a lack of specific anti-fraud controls and lack of a whistle-blower policy and procedure.  The company has not added personnel or procedures to alleviate these material weaknesses due to limited cash resources but compensates through additional reconciliation of material accounts, oversight, independent review and officer involvement.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

See Note 8 to the accompanying consolidated financial statements entitled “Commitments and Contingencies,” which is incorporated herein by reference.

Item 1A.

Risk Factors.

Risk factors have not changed materially from those listed in the annual report on Form 10-K for the year ended December 31, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2010, we issued no common shares.

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

Empire Energy Corporation International

June 3, 2010	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

June 3, 2010	By:	/s/ John Garrison
John Garrison Chief Financial Officer