Form 10-Q
period 2010-06-30
EMPIRE ENERGY CORP
filed 2010-08-23
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No      .

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

Item 1.

Financial Statements.

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	June 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,077	$14,976
Receivables	995	2,268
Prepayments and other current assets	13,071	11,844

TOTAL CURRENT ASSETS	15,143	29,088

Deposits	64,226	66,970
PROPERTY AND EQUIPMENT, NET	63,217	94,512

TOTAL ASSETS	$142,586	$190,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$4,651,551	$4,904,636
Trade and other payables—related party	659,035	1,062,349
Notes payable	3,357,549	3,708,515
Short-term portion of convertible notes payable	1,314,910	—
Notes payable — related party	1,408,267	1,284,853
Accrued interest payable	382,500	337,500

TOTAL CURRENT LIABILITIES	11,773,812	11,097,853

Long-term portion of convertible notes payable	--	1,208,719

TOTAL LIABILITIES	11,773,812	12,306,572

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, (599,000,000 authorized) par value of $0.001, 295,952,516 and 278,544,366 shares issued and outstanding respectively	295,953	278,544
Class B Common stock, (1,000,000 authorized) value of $0.001, 98,680 and 99,431 shares issued and outstanding respectively	99	99
Additional paid-in capital	35,546,065	34,345,300
Deficit accumulated during the exploration stage	(47,138,260)	(46,221,225)
Accumulated other comprehensive income (loss)	(335,083)	(518,720)

TOTAL STOCKHOLDERS’ DEFICIT	(11,631,226)	(12,116,002)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$142,586	$190,570

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months Ended June 30, 2010 and 2009

(Unaudited)

	Three months Ended June 30, 2010	Three months Ended June 30, 2009
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general and administrative	519,815	885,523
Exploration costs	4,205	17,429

TOTAL COSTS AND EXPENSES	524,020	902,952

LOSS FROM OPERATIONS	(524,020)	(902,952)

OTHER INCOME (EXPENSE)

Foreign currency transaction gains (losses)	269,275	(531,275)
Loss on equity investment	—	(100,000)
Other income	—	83,179
Interest (expense)	(97,208)	(167,346)

LOSS BEFORE INCOME TAXES	(351,953)	(1,618,394)
INCOME TAXES	—	—
NET LOSS FROM CONTINUING OPERATIONS	(351,953)	(1,618,394)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—

NET LOSS	$(351,953)	$(1,618,394)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	293,051,213	277,905,273

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Six months Ended June 30, 2010 and 2009 and from March 15, 1995 (Inception) to June 30, 2010

(Unaudited)

	Six months Ended June 30, 2010	Six months Ended June 30, 2009	March 15, 1995 (Inception) to June 30, 2010
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general and administrative	869,359	1,802,062	24,633,627
Impairment of well costs	—	—	8,271,190
Exploration costs	4,205	24,622	9,317,500

TOTAL COSTS AND EXPENSES	873,564	1,826,684	42,222,317

LOSS FROM OPERATIONS	(873,564)	(1,826,684)	(42,222,317)

OTHER INCOME (EXPENSE)

Realized gain on marketable securities and note receivable	—	1,443,403	1,529,485
Impairment loss on marketable securities	—	(1,276,667	(1,277,336)
Foreign currency transaction gains (losses)	156,791	(502,947)	203,279
Loss on extinguishments of debt	—	(610,326)	(610,326)
Loss on equity investment	—	(100,000)	(829,000)
Loss on sale of equipment	—	—	(11,369)
Other income	—	112,010	87,278
Interest (expense)	(200,262)	(438,184)	(3,987,478)

LOSS BEFORE INCOME TAXES	(917,035)	(3,199,395)	(47,117,784)
INCOME TAXES	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	(917,035))	(3,199,395)	(47,117,784)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(20,476)

NET LOSS	$(917,035	$(3,199,395)	$(47,138,260)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.00)	$(0.01)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.00)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	285,797,873	274,852,037

See summary of significant accounting policies and notes to consolidated financial statements

 EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six months Ended June 30, 2010 and 2009 and from March 15, 1995 (Inception) to June 30, 2010

(Unaudited)

	2010	2009	March 15, 1995 (Inception) to June 30, 2009
	$	$	$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(917,035)	$(3,199,395)	$(47,138,260)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based payments	—	478,098	13,798,106
Discontinued operations	—	—	20,476
Depreciation	31,295	30,101	236,280
Amortization of debt discount	106,191	135,676	303,063
Loss on disposal of fixed assets	—	—	11,369
Loss on equity investment	—	100,000	829,000
Loss on extinguishments of debt	—	610,326	610,326
Realized gain on marketable securities and note receivable	—	(1,443,403)	(1,529,485)
Impairment of oil and gas property costs	—	—	8,271,190
Impairment loss on marketable securities	—	1,276,667	1,277,336
Foreign currency transaction loss (gain)	(156,791)	502,947	(203,279)
Changes in operating assets and liabilities:
Receivables	1,273	4,563	(995)
Prepaid expenses and other assets	1,517	311,151	(77,297)
Trade payables and accrued expenses	38,644	726,391	4,657,351
NET CASH USED IN OPERATING ACTIVITIES	(894,906)	(466,878)	(18,934,819
CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity investments	—	—	7,519,084
Investment in brands	—	—	(80,000
Purchase of property and equipment	—	—	(2,034,678)
Proceeds from sale of property and equipment	—	—	1,755,446
Oil and gas properties under development	—	(1,151,714)	(4,479,789)
Proceeds (cost) of marketable securities	—	154,837	(33,199)
Proceeds from collection of note receivable	—	—	320,178
Deconsolidation of subsidiary, net of proceeds	—	25,000	(185,116)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(971,877)	2,781,926
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	661,667	496,731	12,948,675
Proceeds from issuance of common shares, net of $328,142 of direct issuance costs	57,900	—	6,927,644
Principal payments on notes payable	(22,196)	(34,540)	(4,428,006)
Proceeds from the sale of non-controlling interests	—	—	1,040,741
NET CASH PROVIDED BY FINANCING ACTIVITIES	697,371	462,191	16,489,054
EFFECT OF EXCHANGE RATE CHANGES ON CASH	183,636	(925,262)	(335,084)
NET INCREASE IN CASH AND CASH EQUIVALENTS	(13,899)	(51,302)	1,077
CASH AND CASH EQUIVALENTS – beginning of period	14,976	53,885	—
CASH AND CASH EQUIVALENTS – end of period	$1,077	$2,583	$1,077
CASH PAID FOR:
Taxes	—	—	—
Interest	$1,891	$728	$568,735
NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with marketable securities	$—	$1,945,555
Fair value of warrants issued with debt	—	428,557
Trade payables settled with stock	657,091	—
Related party notes payable settled with stock	503,381	—
Issuance of stock for Grand Monarch	—	125,000
Accrued exploration costs	—	1,316,901

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010 and 2009

(UNAUDITED)

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Empire Energy Corporation International (“EEGC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in Empire’s Annual Report filed with the SEC on Form 10-K for the year ended December 31, 2009. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosures contained in the audited financial statements for 2009 as reported in the Form 10-K have been omitted. All balances are stated in United States dollars unless otherwise noted.

NOTE 2—GOING CONCERN AND LIQUIDITY

EEGC is in the exploration stage, devoting substantially all of its efforts to exploration and raising financing. EEGC has substantially funded its operations with proceeds from the issuance of common stock and debt. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC current does not have sufficient funds to sustain operations or to achieve eventual positive cash flows from operations.

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

•	Current liabilities of $11,773,812 exceed current assets of $15,143 including cash or cash equivalents of $1,077 at June 30, 2010.

•	The Company is party to litigation regarding collection of its overdue liabilities.

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

NOTE 3 – RESTATEMENT

The balance sheet at December 31, 2009 on Form 10-K as originally filed erroneously included a long-term exploration deposit of $66,970 as short-term. This has been corrected in this quarterly filing.

NOTE 4 – RELATED PARTY TRANSACTIONS

During thesix months ending June 30, 2010, the Company received additional net loans totaling $666,667 from a Director and CEO (Malcolm Bendall) and related entities. These advances are repayable on demand and accrue interest at the rate of 10% per annum. In February 2010, the Company repaid loans made to the Company by a director (John Garrison) in the principal amount of $3,000.

NOTE 5 – COMMON STOCK

The Company has outstanding at June 30, 2010, 295,952,516 shares of class A common stock and 98,680 shares of Class B common stock. All share transactions use Class A common stock. Class B common stock can be transacted only by conversion first to Class A shares.

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was allowed to become effective. The offering period ended April 18, 2010 with shareholders exercising their right to purchase 17,407,399 additional common shares for $57,900 in cash and related party debt reduction of $1.16 million. All eligible Empire Directors purchased their full share entitlements which included the conversion of US$1.2 million of debt to equity. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining 117 million unsubscribed shares at the same price of $0.07 per share. The oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and terminated on July 30, 2010.

NOTE 6 - WARRANTS

The following table summarizes the movements in warrants for the year ended December 31, 2009 and the three month period ended June 30, 2010:

	For the Six Months Ended		For the Year Ended
	June 30, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	28,050,000	$0.07	14,300,000	$0.09
Warrants granted	—	—	14,500,000	0.07
Warrants exercised	—	—	—	—
Warrants expired	—	—	(750,000)	0.50

End of period	28,050,000	$0.07	28,050,000	$0.07

Warrants exercisable	28,050,000	$0.07	28,050,000	$0.07

The warrants have a weighted average remaining contractual life of 3.6 years, are fully vested and have a weighted average exercise price of $0.07 per share. The outstanding warrants have no aggregate intrinsic value at June 30, 2010 or at December 31, 2009.

The following table summarizes information about warrants outstanding at June 30, 2010:

	Exercise Prices	Number outstanding	Average remaining life in years
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	8,550,000	3.7
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	5,000,000	3.7
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	7,500,000	3.7
Terralinna pty Ltd., rights expiring January 2014	0.07	7,000,000	3.5
		28,050,000

NOTE 7 — SUBSEQUENT EVENTS

In July 2010, the Company completed full subscription of its class A common stock in conjunction with its common stock rights offering, substantially through conversion of debt. 116,200,313 shares were exchanged for $8,134,022 in trade accounts payable and notes payable in July.

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

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters. The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the well. Onsite inspection was conducted by MODUSPEC whose report on the condition of the rig was received on the 30th December 2008. The funding shortfall includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AUD$5 million (USD $3.45 million) Note as well as the effects of the global financial crisis and the apparent refusal of creditors to advance funds on new projects and the failure of historic sources of those funding exploration ventures. Due to this funding uncertainty and the length of time on hold, the suspended exploration and drilling costs incurred of $8,271,190, (including $3,829,474 incurred in 2009) on the well were charged to expense in 2009. Management remains confident that this shortage of operating capital will ease but there can be no guaranty that we will be able to finance the balance of our project at this juncture, which could cause the failure of our business. We have incurred significant standby charges. At June 30, 2010 we have accrued a balance of $1,682,000 in charges owed to Hunt Energy.

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

During the quarter ended June 30, 2010, the Company generated no oil and gas revenue. The Company generated a loss from operations of $524,000 primarily by incurring general & administrative expenses including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended June 30, 2009, the Company also generated no revenue. The Company generated a loss from operations of $903,000 primarily by incurring general and administrative expenses, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

During the Six months ended June 30, 2010, the Company generated no oil and gas revenue. The Company generated a loss from operations of $874,000 primarily by incurring general & administrative expenses including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the six months ended June 30, 2009, the Company also generated no revenue. The Company generated a loss from operations of $1,827,000 primarily by incurring general and administrative expenses primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

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

Liquidity and Capital Resources

On June 30, 2010, the Company had $1,000 in cash, $13,000 in prepayments of expenses and $11,800,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt resulting in a working capital deficit of $11,700,000. Approximately $2 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used by operating activities for the six months ended June 30, 2010 was $895,000 compared to cash used of $467,000 for the six months ended June 30, 2009. No cash was used by investing activities during the six months ended June 30, 2010. Cash used in investing activities during the six months ended June 30, 2009 was $972,000. Net cash provided by financing activities during the six months ended June 30, 2010 was $697,000, primarily loans from our CEO. Net cash provided by financing activities during the six months ended June 30, 2009 was $462,000, primarily loans from a director. Additional financing will be needed during the coming twelve months to continue to develop the license property and pursue the company’s business plan.

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was allowed to become effective. The offering period ended April 18, 2010 with shareholders exercising their right to purchase approximately 17 million additional shares in the company at a value of $58,000 in cash and debt reduction from related parties of $1.2 million. All eligible Empire Directors purchased their full share entitlements which included the conversion of US$1.2 million of debt to equity. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining 117 million additional unsubscribed shares at the same price of $0.07 per share. This oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and terminated onJuly 30, 2010. The oversubscription period was fully subscribed, substantially by conversion of debt.

EEGC is in the exploration stage, devoting substantially all of its efforts to exploration of its oil and gas license in Tasmania and raising capital to finance its exploration of its oil and gas license. EEGC has substantially funded its operations with proceeds from the issuance of common stock. At June 30, 2010, the Company has current liabilities of $11,774,000, current assets of $15,000 and no current source of revenue. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues if commercial operations get underway. The Company has yet to generate any revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of June 30, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of June 30, 2010, the Company’s disclosure controls and procedures were not effective as of June 30, 2010. As reported on Form 10K filed for the year ended December 31, 2009, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office, a lack of specific anti-fraud controls and lack of a whistle-blower policy and procedure. The company has not added personnel or procedures to alleviate these material weaknesses due to limited cash resources but compensates through additional reconciliation of material accounts, oversight, independent review and officer involvement.

(b) Changes in Internal Control over Financial Reporting. There were no changes in the Company’s internal controls over financial reporting known to the Chief Executive Officer or the Chief Financial Officer that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.

Legal Proceedings.

See our 2009 Form 10-K for a description of current legal matters. There has been no substantial change since the Form 10-K was filed.

Item 1A.

Risk Factors.

Risk factors have not changed materially from those listed in the annual report on Form 10-K for the year ended December 31, 2009.

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended June 30, 2010, we issued no common shares.

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

Empire Energy Corporation International

August 23, 2010	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

August 23, 2010	By:	/s/ John Garrison
John Garrison Chief Financial Officer