Form 10-Q
period 2010-09-30
EMPIRE ENERGY CORP
filed 2010-12-07
CIK 788206

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

The issuer had 412,372,917 shares of its Class A Common Stock issued and outstanding, 97,301 shares of its Class B Common Stock issued and outstanding, and 97,301 shares of paired convertible Exchange shares issued and outstanding as of November 19, 2010, the latest practicable date before the filing of this report.

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

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED BALANCE SHEETS

 (UNAUDITED)

	September 30, 2010	December 31, 2009

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,998	$14,976
Receivables	—	2,268
Prepayments and other current assets	11,638	11,844

TOTAL CURRENT ASSETS	15,636	29,088

Deposits	72,736	66,970
Deposit on technology acquisition	—	—
PROPERTY AND EQUIPMENT, NET	77,396	94,512

TOTAL ASSETS	$165,768	$190,570

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Trade and other payables	$4,965,571	$4,904,636
Trade and other payables—related party	818,468	1,062,349
Notes payable	3,796,882	3,508,515
Short-term portion of convertible notes payable	1,372,961	—
Notes payable — related party	920,337	1,284,853
Accrued interest payable	405,000	337,500

TOTAL CURRENT LIABILITIES	12,279,219	11,097,853

Long-term portion of convertible notes payable	--	1,208,719

TOTAL LIABILITIES	12,279,219	12,306,572

COMMITMENTS AND CONTINGENCIES	—	—

STOCKHOLDERS’ DEFICIT
Class A Common stock, (599,000,000 authorized) par value of $0.001, 412,372,917 and 278,544,366 shares issued and outstanding respectively	412,374	278,544
Class B Common stock, (1,000,000 authorized) value of $0.001, 97,301 and 99,431 shares issued and outstanding respectively	97	99
Additional paid-in capital	43,578,973	34,345,300
Deficit accumulated during the exploration stage	(55,167,286)	(46,221,225)
Accumulated other comprehensive income (loss)	(937,609)	(518,720)

TOTAL STOCKHOLDERS’ DEFICIT	(12,113,451)	(12,116,002)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$165,768	$190,570

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Three months Ended September 30, 2010 and 2009

(Unaudited)

	Three months Ended September 30, 2010	Three months Ended September 30, 2009
TOTAL REVENUES	$—	$—

COSTS AND EXPENSES
Selling, general and administrative	423,802	688,898
Exploration costs	3,544	7,639

TOTAL COSTS AND EXPENSES	427,346	696,537

LOSS FROM OPERATIONS	(427,346)	(696,537)

OTHER INCOME (EXPENSE)

Foreign currency transaction gains (losses)	(486,273)	(291,978)
Technology deposit recorded as officer compensation	(7,000,000)	—
Other income	—	93,543
Interest (expense)	(115,407)	(119,379)

LOSS BEFORE INCOME TAXES	(8,029,026)	(1,014,351)
INCOME TAXES	—	—
NET LOSS FROM CONTINUING OPERATIONS	(8,029,026)	(1,014,351)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—

NET LOSS	$(8,029,026)	$(1,014,351)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.02)	$(0.00)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.02)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	317,730,456	278,543,190

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS

Nine months Ended September 30, 2010 and 2009 and from March 15, 1995 (Inception) to September 30, 2010

(Unaudited)

	Nine months Ended September 30, 2010	Nine months Ended September 30, 2009	March 15, 1995 (Inception) to September 30, 2010
TOTAL REVENUES	$—	$—	$—

COSTS AND EXPENSES
Selling, general and administrative	1,293,161	2,490,960	25,057,429
Impairment of well costs	—	—	8,271,190
Exploration costs	7,749	32,261	9,321,044

TOTAL COSTS AND EXPENSES	1,300,910	2,523,221	42,649,663

LOSS FROM OPERATIONS	(1,300,910)	(2,523,221)	(42,649,663)

OTHER INCOME (EXPENSE)

Realized gain on marketable securities and note receivable	—	1,443,403	1,529,485
Foreign currency transaction gains (losses)	(329,482)	(794,925)	(282,994)
Technology deposit recorded as officer compensation	(7,000,000)	—	(7,000,000)
Loss on extinguishments of debt	—	(610,326)	(610,326)
Loss on equity investment	—	(100,000)	(829,000)
Loss on sale of equipment	—	—	(11,369)
Other income	—	205,553	87,278
Interest (expense)	(315,669)	(557,563)	(4,102,885)

LOSS BEFORE INCOME TAXES	(8,946,061)	(4,213,746)	(55,146,810)
INCOME TAXES	—	—	—
NET LOSS FROM CONTINUING OPERATIONS	(8,946,061)	(4,213,746)	(55,146,810)
GAIN (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	—	—	(20,476)

NET LOSS	$(8,946,061)	$(4,213,746)	$(55,167,286)

NET LOSS PER COMMON SHARE:
Basic and diluted loss per share from continuing operations	$(0.03)	$(0.02)
Basic and diluted loss per share from discontinued operations	(0.00)	(0.00)
Basic and diluted loss per share	$(0.03)	$(0.02)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING:
Basic and diluted	310,078,597	276,082,421

See summary of significant accounting policies and notes to consolidated financial statements

  EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine months Ended September 30, 2010 and 2009 and from March 15, 1995 (Inception) to September 30, 2010

(Unaudited)

	2010	2009	March 15, 1995 (Inception) to September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,946,061)	$(4,213,746)	$(55,167,286)
Adjustments to reconcile net loss to net cash used in operating activities:
Share based and non-cash payments	7,000,000	478,100	20,798,106
Discontinued operations	—	—	20,476
Depreciation	27,961	50,727	232,946
Amortization of debt discount	164,242	181,378	361,114
Loss on disposal of fixed assets	—	—	11,369
Loss on equity investment	—	100,000	829,000
Loss on extinguishments of debt	—	610,326	610,326
Realized gain on marketable securities and note receivable	—	(1,443,403)	(1,529,485)
Impairment of oil and gas property costs	—	—	8,271,190
Impairment loss on marketable securities	—	1,276,667	1,277,336
Foreign currency transaction loss (gain)	329,482	794,925	282,994
Changes in operating assets and liabilities:
Receivables	2,268	10,546	—
Prepaid expenses and other assets	(5,560)	438,133	(84,374)
Trade payables and accrued expenses	544,994	1,110,292	5,163,701

NET CASH USED IN OPERATING ACTIVITIES	(882,674)	(606,055)	(18,922,587)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from sale of equity investments	—	—	7,519,084
Investment in brands	—	—	(80,000)
Purchase of property and equipment	—	(2,398)	(2,034,678)
Proceeds from sale of property and equipment	—	29,126	1,755,446
Oil and gas properties under development	—	(1,622,794)	(4,479,789)
Proceeds (cost) of marketable securities	—	154,837	(33,199)
Proceeds from collection of note receivable	—	—	320,178
Deconsolidation of subsidiary, net of proceeds	—	25,000	(185,116)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	—	(1,416,229)	2,781,926

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of notes payable	1,256,438	644,642	13,543,446
Proceeds from issuance of common shares, net of $328,142 of direct issuance costs	57,900	—	6,927,644
Principal payments on notes payable	(23,751)	(42,282)	(4,429,561)
Proceeds from the sale of non-controlling interests	—	—	1,040,741

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,290,587	602,360	17,082,270

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(418,891)	1,367,267	(937,611)

NET INCREASE IN CASH AND CASH EQUIVALENTS	(10,978)	(52,658)	3,998
CASH AND CASH EQUIVALENTS – beginning of period	14,976	53,885	—

CASH AND CASH EQUIVALENTS – end of period	$3,998	$1,227	$3,998

CASH PAID FOR:
Taxes	—	—	—
Interest	$17,326	$9,509	$541,827

NON-CASH INVESTING AND FINANCING TRANSACTIONS
Debt settled with marketable securities	$—	$1,945,555
Fair value of warrants issued with debt	$—	$428,557
Debt issued for purchase of technology	$(7,000,000)	$—
Trade payables settled with stock	$657,091	$—
Related party notes payable settled with stock	$8,652,712	$—
Issuance of stock for Grand Monarch	$—	$125,000
Accrued exploration costs	$—	$1,606,127

See summary of significant accounting policies and notes to consolidated financial statements

EMPIRE ENERGY CORPORATION INTERNATIONAL

(an exploration stage company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010 and 2009

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

•	Current liabilities of $12,279,219 exceed current assets of $15,636 including cash or cash equivalents of $3,998 at September 30, 2010.

•	The Company is party to litigation regarding collection of its overdue liabilities.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

During the nine months ending September 30, 2010, the Company received additional net loans totaling $1,256,438 from a Director and CEO (Malcolm Bendall) and related entities.  In addition, the Company made a deposit to purchase a technology license from a company controlled by Mr. Bendall using a loan in the amount of $7,000,000. Since the technology acquisition is expected to be from a related party, the amount paid for the deposit on the technology in excess of the sellers accounting basis was recorded as compensation to the officer. Completion of this acquisition is expected to be completed in the fourth quarter 2010 or the first quarter 2011.  Total cost of the acquisition is expected to be $21 million ($14 million in addition to the deposit held), initially funded by Company unsecured debt convertible to Common stock at a price of $0.07 per share. These advances are repayable on demand and accrue interest at the rate of 10% per annum. In February and July 2010, the Company repaid loans made to the Company by a director (John Garrison) in the principal amount of $10,000.

NOTE 5 – COMMON STOCK

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at $0.07 per share was allowed to become effective. The offering period ended April 18, 2010 with shareholders exercising their right to purchase 17,407,399 additional common shares for $57,900 in cash and related party debt reduction of $1.16 million.  All eligible Empire Directors purchased their full share entitlements which included the conversion of US$1.2 million of debt to equity. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining 117 million unsubscribed shares at the same price of $0.07 per share.  The oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and terminated on July 30, 2010.  The remaining 117 million shares offered were subscribed by CEO Malcolm Bendall by additional related party debt reduction in the amount of $8,149,331.

NOTE 6 - WARRANTS

The following table summarizes the movements in warrants for the year ended December 31, 2009 and the nine month period ended September 30, 2010:

	For the Nine Months Ended		For the Year Ended
	September 30, 2010		December 31, 2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Warrants outstanding:
Beginning of period	28,050,000	$0.07	14,300,000	$0.09
Warrants granted	—	—	14,500,000	0.07
Warrants exercised	—	—	—	—
Warrants expired	—	—	(750,000)	0.50

End of period	28,050,000	$0.07	28,050,000	$0.07

Warrants exercisable	28,050,000	$0.07	28,050,000	$0.07

The warrants have a weighted average remaining contractual life of 3.3 years, are fully vested and have a weighted average exercise price of $0.07 per share.   The outstanding warrants have no aggregate intrinsic value at September 30, 2010 or at December 31, 2009.

The following table summarizes information about warrants outstanding at September 30, 2010:

	Exercise Prices	Number outstanding	Average remaining life in years
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	8,550,000	3.4
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	5,000,000	3.4
RAB Special Situations (Master) Fund Limited Common Stock, rights expiring March 2014	0.07	7,500,000	3.4
Terralinna pty Ltd., rights expiring January 2014	0.07	7,000,000	3.2

		28,050,000

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

During August and September 2008 we commenced drilling on the Bellevue # 1 site and completed the pre collar hole to 272 meters.  The initial rig was removed to make way for the deep drilling Hunt Energy rig to move on site to finish the well.  Onsite inspection was conducted by MODUSPEC whose report on the condition of the rig was received on the 30th December 2008.  The funding shortfall includes the failure of SmartWin to advance the remaining AUD$1.1 million (USD $759,770) due under the AUD$5 million (USD $3.45 million) Note as well as the effects of the global financial crisis and the apparent refusal of creditors to advance funds on new projects and the failure of historic sources of those funding exploration ventures.  Due to this funding uncertainty and the length of time on hold, the suspended exploration and drilling costs incurred of $8,271,190, (including $3,829,474 incurred in 2009) on the well were charged to expense in 2009.   Management remains confident that this shortage of operating capital will ease but there can be no guaranty that we will be able to finance the balance of our project at this juncture, which could cause the failure of our business.  We have incurred significant standby charges.  At September 30, 2010 we have accrued a balance of $1,682,000 in charges owed to Hunt Energy.

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

During the quarter ended September 30, 2010, we negotiated to acquire certain technology from Bass Resources Ltd and Grand Monarch Holdings, Inc that we believe will provide significant future revenue growth.  A deposit was placed to pursue this arrangement with the use of a loan from CEO Malcolm Bendall.  Transaction is expected to be completed in the fourth quarter 2010 or first quarter of 2011.  Additional funding will be required to complete these acquisitions.

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

During the quarter ended September 30, 2010, the Company generated no oil and gas revenue. The Company generated a loss from operations of $427,000 primarily by incurring  general and administrative expenses including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the quarter ended September 30, 2009, the Company also generated no revenue. The Company generated a loss from operations of $697,000 primarily by incurring general and administrative expenses, primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

During the Nine months ended September 30, 2010, the Company generated no oil and gas revenue. The Company generated a loss from operations of $1,301,000 primarily by incurring  general and administrative expenses including legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding and GSLM exploration activities. During the nine months ended September 30, 2009, the Company also generated no revenue. The Company generated a loss from operations of $2,523,000 primarily by incurring general and administrative expenses primarily legal, accounting, auditing and consulting expenses required to maintain the corporate existence and pursue funding for exploration.

By its terms, Special Exploration License 13/98 expired September 30, 2009.  In September 2009 we filed applications for two additional tenement licenses in Tasmania.  One application is an exploration license covering key prospective areas identified in the expiring SEL 13/98 tenement including areas which would be tested commencing with the Bellevue #1 exploratory well.  The second application is for a further 12,040 sq. kilometers of tenement on the Eastern seaboard of Tasmania, which includes approximately 5,000 sq. kilometers of offshore area, where 7 kilometers of onshore and 256 kilometers seismic operations were previously carried out.  The onshore application was granted for a reduced area of approximately 3,000 square kilometers on May 17, 2010 as Exploration License 14/2009 including the two most prospective areas determined by work done under SEL 13/98.  EL 14/2009 requires expenditure of AUD$7.55 million (US$6.95 million) during its term of two years to drill two wells.   The second license application has not yet been awarded by Mineral Resources Tasmania.  The Company believes Special Exploration License 13/98 provides a right to the award of the exploration license over areas covered by that license and continues to work for and plan for the addition of the full area covered by SEL 13/98 to the area covered by Exploration License 14/2009.  Award of the Special Exploration License is at the discretion of the Minister but the Company believes its performance over past years support the issuance of the new license.  Should the additional area in the current applications not be granted, we intend to reapply and to seek rights to additional exploration property that we have not yet identified. On May 17, 2010 the Tasmania Minister for Energy and Resources countersigned the documents to grant to the Company its exploration license EL14/2009, covering 3,108 sq km (768,004 acres) of the onshore Tasmania Basin including the two main domes at Bellevue and Thunderbolt identified while operating under Special Exploration License 13/98 that expired September30, 2009.

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

Liquidity and Capital Resources

On September 30, 2010, the Company had $4,000 in cash, $12,000 in prepayments of expenses and $12,300,000 in current liabilities including trade payables, accrued liabilities, and current maturities of debt resulting in a working capital deficit of $12,300,000. Approximately $2 million of debt includes provisions by which the holder may convert the debt to common equity. Net cash used by operating activities for the nine months ended September 30, 2010 was $883,000 compared to cash used of $606,000 for the nine months ended September 30, 2009. No cash was used by investing activities during the nine months ended September 30, 2010. Cash used in investing activities during the nine months ended September 30, 2009 was $1,416,000. Net cash provided by financing activities during the nine months ended September 30, 2010 was $1,291,000, primarily loans from our CEO. Net cash provided by financing activities during the nine months ended September 30, 2009 was $602,000, primarily loans from a director.  Additional financing will be needed during the coming twelve months to continue to develop the license property and pursue the company’s business plan.

On February 12, 2010, registration of the Company’s Rights Offering to potentially raise up to $9.3 million by selling 133 million shares of common stock at a price per share of $0.07 per share was allowed to become effective.   The offering period ended April 18, 2010 with shareholders exercising their right to purchase approximately 17 million additional shares in the company at a value of $58,000 in cash and debt reduction from related parties of $1.2 million.  All eligible Empire Directors purchased their full share entitlements which included the conversion of US$1.2 million of debt to equity. The offering registration provided for an oversubscription period during which eligible record shareholders who fully subscribed during the initial offering period are entitled to purchase the remaining 117 million additional unsubscribed shares at the same price of $0.07 per share.  This oversubscription period began with a mailing to qualified rights holders on April 27, 2010 and terminated on July 30, 2010.  The oversubscription period was fully subscribed, substantially by conversion of debt by the CEO.

EEGC is in the exploration stage, devoting substantially all of its efforts to exploration of its oil and gas license in Tasmania and raising capital to finance its exploration of its oil and gas license. EEGC has substantially funded its operations with proceeds from the issuance of common stock.  At September 30, 2010, the Company has current liabilities of $13,429,000, current assets of $16,000 and no current source of revenue. In the course of its exploration activities, EEGC has sustained operating losses and expects such losses to continue for the foreseeable future. EEGC will finance its operations primarily through cash and cash equivalents on hand, future financing from the issuance of debt or equity instruments and through the generation of revenues if commercial operations get underway.  The Company has yet to generate any revenues and has no assurance of future revenues. To management’s knowledge, no company has yet successfully developed sub-surface hydrocarbons in commercial quantities in Tasmania. Even if development efforts are successful, substantial time may pass before revenues are realized.

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

In connection with the preparation of this Quarterly Report on Form 10-Q, the Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the CEO and CFO, as of September 30, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon this evaluation, management concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were not effective as of September 30, 2010.  As reported on Form 10K filed for the year ended December 31, 2009, disclosure controls have been determined to be ineffective due to a lack of segregation of duties in the corporate office, a lack of specific anti-fraud controls and lack of a whistle-blower policy and procedure.  The company has not added personnel or procedures to alleviate these material weaknesses due to limited cash resources but compensates through additional reconciliation of material accounts, oversight, independent review and officer involvement.

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

During the three months ended September 30, 2010, we issued no unregistered common shares.

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

Empire Energy Corporation International

November 30, 2010	By:	/s/ Malcolm Bendall
Malcolm Bendall Chief Executive Officer

November 30, 2010	By:	/s/ John Garrison
John Garrison Chief Financial Officer